Form 10-K
period 2009-12-31
NORTEL NETWORKS CORP
filed 2010-03-15
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-07260

Nortel Networks Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0535482
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5495 Airport Road, Suite 360 Mississauga, Ontario, Canada	L4V 1R9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (905) 863-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common shares without nominal or par value

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On March 5, 2010, 498,206,366 common shares of Nortel Networks Corporation were issued and outstanding. Non-affiliates of the registrant held 498,094,813 common shares having an aggregate market value of $19,923,793 based upon the last sale price on the Pink Sheets Electronic Quotation Service on June 30, 2009, of $0.04 per share; for purposes of this calculation, shares held by directors and executive officers have been excluded.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

All dollar amounts in this document are in United States Dollars unless otherwise stated.

NORTEL, NORTEL (Logo), NORTEL NETWORKS, the GLOBEMARK, NT are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investors Service, Inc.

NYSE is a trademark of the New York Stock Exchange, Inc.

S&P and STANDARD & POOR’S are trademarks of The McGraw-Hill Companies, Inc.

All other trademarks are the property of their respective owners.

ii

PART I

ITEM 1.	Business

Capitalized terms used in this Item I of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Overview

For most of 2009, we supplied end-to-end networking products and solutions that helped organizations enhance and simplify communications. These organizations ranged from small businesses to multi-national corporations involved in all aspects of commercial and industrial activity, to federal, state and local government agencies and the military. They included cable operators, wireline and wireless telecommunications service providers, and Internet service providers. We designed, developed, engineered, sold, supplied, licensed, installed, serviced and supported these networking solutions worldwide, with technology expertise across carrier and enterprise, wireless and wireline, applications and infrastructure.

We have our principal executive offices at 5945 Airport Road, Mississauga, Ontario, Canada L4V 1R9, (905) 863-7000. Our company was incorporated in Canada on March 7, 2000. Nortel Networks Limited (NNL), a Canadian company incorporated in 1914, is our principal operating subsidiary.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge at www.nortel.com (our website), as soon as reasonably practicable after providing them to the United States (U.S.) Securities and Exchange Commission (SEC). Our Code of Business Conduct is also available on our website, and any future amendments to it will be posted there. Any waiver of a requirement of our Code of Business Conduct, if granted by the boards of directors of NNC and NNL or their audit committees, will be posted on our website as required by law. Information contained on our website is not incorporated by reference into this or any such reports. The public may read and copy these reports at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 (1-800-SEC-0330). Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding certain issuers including NNC and NNL, at www.sec.gov. We are not a foreign private issuer, as defined in Rule 3b-4 under the Securities Exchange Act of 1934 as amended (Exchange Act).

All monetary amounts in this report are in millions, except for Part III hereof, and in U.S. Dollars except as otherwise stated. Where we say “we”, “us”, “our”, “Nortel” or “the Company”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable. Where we say NNC, we mean Nortel Networks Corporation. Where we refer to the “industry”, we mean the telecommunications industry.

Many of the technical terms used in this report are defined in the Glossary of Certain Technical Terms, below.

Creditor Protection Proceedings

On January 14, 2009 (Petition Date), after extensive consideration of all other alternatives, with the unanimous decision of our board of directors after thorough consultation with our advisors, we initiated creditor protection proceedings under the respective restructuring regimes of Canada under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), the U.S. under the Bankruptcy Code (Chapter 11 Proceedings), the United Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel under the Israeli Companies Law 1999 (Israeli Proceedings). On May 28, 2009, one of our French subsidiaries, Nortel Networks SA (NNSA) was placed into secondary proceedings (French Secondary Proceedings). On July 14, 2009, Nortel Networks (CALA) Inc. (NNCI), a U.S. based subsidiary with operations in the Caribbean and Latin America (CALA) region, also filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (U.S. Court) and became a party to the Chapter 11 Proceedings.

“Debtors” as used herein means (i) us, together with NNL and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court), (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC), NNCI and certain other U.S. subsidiaries (U.S. Debtors) that filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Court, (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA), and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv. The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings and the Israeli Proceedings are together referred to as the Creditor Protection Proceedings.

Pursuant to the initial order of the Canadian Court, Ernst & Young Inc. was named as the court-appointed monitor (Canadian Monitor) under the CCAA Proceedings. As required under the U.S. Bankruptcy Code, the United States Trustee for the District of Delaware (U.S. Trustee) appointed an official committee of unsecured creditors on January 22, 2009 (U.S. Creditors’ Committee). In addition, a group purporting to hold substantial amounts of our publicly traded debt has organized (the Bondholder Group). Pursuant to the terms of the orders of the English Court, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to our EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators). On January 6, 2010, the U.S. Court approved the appointment of John Ray as principal officer of the U.S. Debtors, who is working with Nortel management, the Canadian Monitor, the U.K. Administrators and various retained advisors in connection with the Chapter 11 Proceedings.

We have been and continue to be focused on maximizing the value of our businesses and assets for the benefit of all our creditors. Throughout the creditor protection process, our activities have been and continue to be closely monitored by the courts, the Canadian Monitor, the U.K. Administrators, the U.S. Creditors’ Committee, the Bondholder Group and other creditor groups. We have worked with our advisors and stakeholders to conduct the sales of businesses and other restructuring matters in a fair, efficient and responsible manner in order to maximize value for our creditors, and in almost all matters, resolution has been reached on a consensual basis.

Since determining in June 2009 that selling our businesses was the best path forward, more than $2,000 in net proceeds has been generated through the already completed sales of substantially all of our CDMA business and LTE Access assets and substantially all of the assets of our ES business globally, including the shares of NGS and DiamondWare, Ltd. Additionally, we expect to receive approximately $1,000 net proceeds upon the completion of the previously announced sales of our substantially all of the assets of our Optical Networking and Carrier Ethernet, GSM/GSM-R and CVAS businesses. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. To date, auctions for the sale of four businesses have yielded $1,200 more in proceeds than initially agreed in ‘stalking horse’ sale agreements. In addition, through the sales completed or announced to date, we have preserved 13,000 jobs for our employees with the buyers of these businesses.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. Our corporate group (Corporate Group) is focused on a number of key actions including the completion of announced sales and the sale of remaining businesses and assets, as well as exploring strategic alternatives to maximize the value of our intellectual property. The Corporate Group is also responsible for restructuring matters including the creditor claims process and planning toward conclusion of the CCAA Proceedings and Chapter 11 Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to our affiliates around the world.

Our business services group (NBS) continues to provide global transition services, in fulfilment of contractual obligations under various Transition Services Agreements (TSAs) entered into with purchasers of our businesses and assets. Key services include maintenance of customer and network service levels during the integration process, providing expertise in finance, supply chain management, information technology, R&D, human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of up to 12 to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of our accounts receivables, inventory and real estate assets independent of the TSAs.

See “Executive Overview — Creditor Protection Proceedings” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report, “Compensation Discussion and Analysis” in the “Executive and Director Compensation” section of this report, and the “Risk Factors” section of this report, for a full discussion of these and other significant events, and the risks and uncertainties we face as a result of the Creditor Protection Proceedings. See also note 2, “Creditor Protection Proceedings” to the accompanying audited consolidated financial statements.

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

Business Operations

For most of 2009 and into 2010 for those businesses not yet sold, the Debtors continued to operate their businesses under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the initial order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators decide whether an EMEA Debtor should perform under a contract on the basis of whether it is in the interests of the administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform under any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

The accompanying audited consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such audited consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in our capitalization; (d) as to operations, the effect of any future changes that may be made in our business; or (e) as to proceeds of divestitures held in escrow, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2 to the accompanying audited consolidated financial statements).

Based on our review of the applicable accounting guidance, we have determined that we did not exercise all of the elements of control over the EMEA Debtors once they filed for creditor protection and, in accordance with

ASC 810, were required to deconsolidate the EMEA Debtors, as well as those entities the EMEA Debtors control (collectively, the Equity Investees). However, we continue to exercise significant influence over the operating and financial policies of the Equity Investees. As a result, since the Petition Date we have accounted for our interests in the Equity Investees under the equity method in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures”. See note 1 to the accompanying audited consolidated financial statements for further information.

Business Environment

In 2009, we continued to experience significant pressure due to global economic conditions as well as negative impact to our business as a result of the Creditor Protection Proceedings. Historically, we have operated in a highly volatile telecommunications industry that is characterized by vigorous competition for market share and rapid technological development. We faced significant challenges from new technologies, higher operational expectations and increased competitiveness, creating new levels of complexity. These challenges were heightened by the global economic downturn and extreme volatility in global financial markets starting in the second half of 2008. As global economic conditions dramatically worsened into 2009, we continued to experience significant pressure on our business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, responded to increasingly worsening macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally compounded the situation, further impacting customer orders as well as normal seasonality trends. As a result, our financial results in 2009 were negatively impacted across all of our business segments.

During 2009, we continued to operate on a global basis, and market conditions varied geographically. In emerging markets, customers continued to focus primarily on connectivity solutions, especially for wireless. In established markets, such as North America and Western Europe, service providers are upgrading their networks to enable new types of services, such as IPTV and mobile video. Regulatory issues in certain countries and regions have impacted market growth.

Business Segments

Our 2008 reportable segments were Carrier Networks (CN), Enterprise Solutions (ES), Metro Ethernet Networks (MEN), and Global Services (GS). As of the first quarter of 2009, the GS reportable segment was decentralized and transitioned to the other reportable segments. In addition, commencing with the first quarter of 2009, we began to report LG-Nortel Co. Ltd. (LGN), a Korean joint venture between Nortel and LG Electronics, Inc., as a separate reportable segment. Prior to that time, the results of LGN were reported across all of our reportable segments. Commencing with the third quarter of 2009, we began reporting our Carrier VoIP and Application Solutions (CVAS) business unit as a separate reportable segment. Prior to that time, the results of CVAS were included in the CN reportable segment. Commencing with the third quarter of 2009, the CN segment was renamed the Wireless Networks (WN) segment. Prior to the third quarter of 2009, the ES business was a separate reportable segment and the results of our Nortel Government Solutions (NGS) business were included in Other. At December 31, 2009, our reportable segments were WN, MEN, CVAS and LGN. ES was a reportable segment for the first half of 2009, prior to its classification as discontinued operations as at September 30, 2009.

WN Segment

During most of 2009, we offered wireline and wireless networks and related services that helped service providers and cable operators supply mobile voice, data and multimedia communications services to individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices.

Our Wireless Networks portfolio included 3G and 2.5G mobility networking solutions based on CDMA, GSM, GSM-R, GPRS and EDGE technologies. These included an array of indoor and outdoor base transceiver stations designed for capacity, performance, flexibility, scalability and investment protection. We also offered 4G mobile broadband solutions for service providers based on OFDM and MIMO technologies, and had been developing solutions based on LTE. We own significant OFDM and MIMO patents, which provide a common foundation for LTE and WLAN (802.11n).

Wireless Networks competitors included Ericsson, Alcatel-Lucent, Motorola, Samsung, Nokia Siemens Networks, Huawei, ZTE, Sonus and Cisco. The most important competitive factors included best-in-class technology, features, product quality and reliability, customer and supplier relationships, warranty and customer support, network management, availability, interoperability, price and cost of ownership, regulatory certification and customer financing.

Sales to Verizon Communications Inc. constituted approximately 19% of total consolidated 2009 revenue, primarily within the WN segment.

To date, we have completed two divestitures of businesses and assets associated with our WN segment including: (i) the sale of substantially all of our CDMA business and LTE Access assets to Ericsson for a purchase price of $1,130; and (ii) the sale of our Packet Core Assets to Hitachi for a purchase price of $10. In addition, we have completed bidding processes and received court approvals in the U.S. and Canada for the planned sale of substantially all of the assets of our GSM/ GSM-R business to Ericsson and Kapsch for a purchase price of $103. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for further information on these divestitures, including approvals, conditions and purchase price adjustments relating to these sales, as well as related TSAs.

MEN Segment

Our MEN solutions are designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost for emerging video-intensive applications. The MEN portfolio includes optical networking, carrier Ethernet switching and multiservice switching products.

Our 40G Adaptive Optical Engine technology can significantly increase network capacity while being deployable over any fiber, which can allow service providers to reduce engineering and equipment expense, and upgrade quickly and cost-effectively from 10G to 40G, and ultimately to 100G. Our packet optical transport platforms give customers flexibility and agility with their ability to switch new IP-based applications, deliver Ethernet connectivity services and maintain efficient transport of data traffic on legacy equipment. Our multiservice switch portfolio can offer reduced networking costs for service providers and enterprises through network consolidation, supporting multiple networking technologies such as ATM, frame relay, IP and voice on a single platform.

Throughout the transition to next generation packet-based networks, MEN solutions are designed to provide a comprehensive and consistent solution for all parts and layers of optical and Ethernet networks. MEN provides one network and domain management system for optical and Ethernet services, retaining key elements of circuit-based operation for Ethernet services.

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

One customer makes up over 10% of MEN 2009 revenue. The loss of this customer could have a material adverse effect on the MEN segment.

We have received court approvals in the U.S. and Canada for the planned sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena for a purchase price of $530 in cash, plus $239 principal amount of Ciena convertible notes. This sale is expected to close in March 2010, subject to confirmation of receipt of all regulatory approvals and satisfaction of all closing conditions. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for further information on this divestiture, including approvals, conditions and purchase price adjustments relating to this sale, as well as the related TSA.

CVAS Segment

Our CVAS business provides telecom service providers with network solutions that help them improve operational efficiency, reduce costs and generate new revenue through the deployment of multimedia applications and VoIP solutions that enhance the communications experience for businesses and consumers. We sell VoIP platforms (such as softswitches and media gateways), TDM switching systems (for local, toll and long-distance deployments), and associated services (such as installation, technical support, and repairs management). These and other products from the CVAS portfolio are combined into solutions that address specific service provider requirements and opportunities, including: Business Voice and Multimedia, Consumer Voice and Multimedia, IP Multimedia Interconnect, and Class 5 Modernization.

Our CVAS business is global and our customers include many of the world’s large carriers (including two-thirds of the top 20 service providers globally), leading regional operators, and major cable operators.

Our principal competitors include Alcatel-Lucent, Cisco, Huawei Technologies, Nokia Siemens Networks, Ericsson, Sonus Networks, GENBAND and Broadsoft. The most important competitive factors included product quality and reliability, customer relationships, interoperability, price and cost of ownership, and regulatory certification.

Two customers each make up over 10% of CVAS segment revenue for 2009. The loss of any of these customers could have a material adverse effect on the CVAS segment.

We have received court approvals in the U.S. and Canada for the planned sale of substantially all of the assets of our CVAS business to GENBAND for a purchase price of $282, subject to balance sheet and other adjustments currently estimated at approximately $100, resulting in estimated net proceeds of approximately $182. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for further information on this divestiture, including approvals, conditions and purchase price adjustments relating to this sale, as well as the related TSA.

LGN Segment

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

The LGN Carrier Networks business’ products and solutions are grouped into wireless infrastructure, which includes CDMA (core and access) portfolio, WCDMA (core and access) portfolio, as well as the next-generation developments such as LTE and Femtocell (LTE/WiMAX access); and wireline infrastructure, which consists of third-generation communication servers, IP multimedia subsystems, applications & gateways, EFA (WDM-PON), WDM systems, metro & regional switches, optical switching, multiservice switches, Ethernet routing switches, and optical network managers.

In the VoIP product market, LGN’s main competitors are Acromate, Telcoware, and Xener Systems. For optical products, LGN faces competition from large players such as Alcatel-Lucent and Cisco, and some Asian competitors such as Coweaver, Huawei, SNH, and Dongwon Systems. Regarding LGN’s WDM-PON technology, its competition is represented by TDM/physical fiber access technologies such as BPON, EPON, GPON, or ETTx, which are offered, among others, by Huawei, Alcatel-Lucent, and Cisco.

LGN provides the following service functions: network engineering, installation and commissioning, technical support, repair and return, onsite support, network optimization, customer training, and call center services. LGN and Samsung, with their respective subcontractors, GNTEL and Seoul Commtech, represent the only two end-to-end service providers in Korea. The large wireless operators in Korea also have their own in-house service organizations.

LGN’s Enterprise product portfolio includes voice products that are largely organic to LGN in both the SMB and LME businesses and data products that are resold from Nortel. Unlike the SMB voice products, LME voice and Nortel data products are mainly sold in domestic markets.

In the domestic LME market, LGN competitors include Cisco, Avaya, Samsung and Alcatel-Lucent. In the SMB market, competition varies; for L2/L3 data networks, competitors include Cisco, Alcatel-Lucent, and Extreme Networks; and for L4/L7 data networks, competitors are F5, Piolink, and Radware. In the IP Terminal business, the main competitors are Samsung, Moimstone, and Dasan Networks.

LGN faces a diverse set of competitors in each of its markets globally. In the SMB voice solution and UC realm, the vendor base is more fragmented with Panasonic, NEC, Siemens, Alcatel-Lucent, Samsung, and Avaya each vying for market share. In turn, this has caused even more finite segmentation of the SMB market with LGN, Panasonic, and NEC focusing on the smaller SMB and companies such as Alcatel-Lucent and Siemens focused more on larger SMB. In data solutions, the market is more concentrated with Netgear, Linksys, and D Link as the dominant players. In the IP devices market, competitors include Polycom, Aastra, Thomson, and Snom.

Four customers each make up more than 10% of LGN segment revenue for 2009. The loss of any of these customers could have a material adverse effect on the LGN segment.

On May 27, 2009, we announced that NNL decided to seek a buyer for its majority stake (50% plus 1 share) in LGN. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for further information on this divestiture, including approvals and conditions relating to this proposed sale.

ES Segment

During most of 2009, we provided enterprise communications solutions addressing the headquarters, branch and home office needs of large and small businesses globally across a variety of industries, including healthcare and financial service providers, retailers, manufacturers, utilities, educational institutions and government agencies.

Our ES portfolio addressed the needs of businesses of all sizes with reliable, secure and scalable products spanning Unified Communications, Ethernet routing and multiservice switching, IP and digital telephony (including phones), wireless LANs, security, IP and SIP contact centers, self-service solutions, messaging, conferencing, and SIP-based multimedia solutions.

The global enterprise equipment market segments in which we competed can generally be categorized as Unified Communications, communications-enabled multimedia applications and data networking. IBM and Microsoft continue to participate in Unified Communications. Aggressive competitor pricing, trade-in programs and open source solutions had increased competitive pressures. Cisco, Avaya, Alcatel-Lucent, Siemens Enterprise Communications and NEC were our primary competitors in the Unified Communications and multimedia applications market. Cisco was our primary competitor in the data market, followed by others such as HP Procurve, 3Com and Foundry.

Competitive factors included best-in-class technology and features, price and total cost of ownership, warranty and customer support, installed base, customer and supplier relationships, product quality, product reliability, product availability, ability to comply with regulatory and industry standards on a timely basis, end-to-end portfolio coverage, distribution channels, alternative solutions from service providers, and achieving appropriate size and scale.

We collaborated with various channel partners, including major global service providers. We worked through large service providers, large value-added resellers, and our two-tier value-added distribution system to serve large companies as well as mid-market and SMBs. We also created simplified accreditation and ‘fast-track’ training programs to lower partner cost of entry for selling our SMB portfolio.

One customer makes up more than 10% of ES Segment revenue for 2009.

As discussed above, we have completed the sale of substantially all of the assets of our ES business globally, including the shares of NGS and DiamondWare, Ltd., to Avaya Inc. for a purchase price of $900 in cash. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for further information on this divestiture, including approvals, conditions and purchase price adjustments relating to this sale, as well as the related TSA.

Please see the Risk Factors section of this report for risks to our segments and our business generally and resulting from the Creditor Protection Proceedings and other matters.

Sales and Distribution

Under a new operating model effective January 1, 2009, we decentralized several corporate functions including our sales and distribution activities, and transitioned to a vertically integrated business unit structure. Enterprise customers were served by dedicated ES sales, marketing, partner and channel management teams. WN and MEN were supported by a dedicated global carrier sales organization responsible for service provider sales, business and market development and marketing.

For most of 2009 and into 2010 for those businesses not yet sold, these sales forces market and sell Nortel products and services to customers located in Canada, the U.S., CALA, EMEA and the Asia region. Our sales offices are aligned with customers on a country and regional basis. For instance, we have dedicated sales account teams for certain major service provider customers located near the customers’ main purchasing locations. Also, in some instances, we partner with companies that are not wholly-owned by Nortel, such as Nortel Networks Netas Telekomunikasyon A.S. in Turkey, and LGN in Korea. In addition, teams within the regional sales groups work directly with top regional enterprises, and are also responsible for managing regional distribution channels. In 2009, we also had decentralized marketing, product management and technical support teams, for ES, and for WN and MEN, respectively, dedicated to providing individual product line support to their respective global sales and support teams.

In some regions, we also use sales agents or representatives who assist us with our customers. In addition, we have some non-exclusive distribution agreements with distributors in all of our regions, primarily for enterprise products. Certain service providers, system integrators, value-added resellers and stocking distributors act as our non-exclusive distribution channels under those agreements.

Backlog

Our order backlog was approximately $1,000 and $4,100 as of each of December 31, 2009 and 2008, respectively. The backlog consists of confirmed orders as well as $285 of deferred revenues, which excludes balances of the Equity Investees, as of December 31, 2009, as compared to $1,994 of deferred revenues as of December 31, 2008. A portion of our deferred revenues and advanced billings are non-current and we do not expect to fill them in 2010. Most orders are typically scheduled for delivery within twelve months, although in some cases there could be significant amounts of backlog relating to revenue deferred for longer periods. These orders are subject to future events that could cause the amount or timing of the related revenue to change, such as rescheduling or cancellation of orders by customers (in some cases without penalty), or customers’ inability to pay for or finance their purchases. Backlog should not be viewed as an indicator of our future performance and could be affected by our Creditor Protection Proceedings and divestiture activities. A backlogged order may not result in revenue in a particular period, and actual revenue may not be equal to our backlog estimates. Our presentation of backlog may not be comparable with that of other companies.

Product Standards, Certifications and Regulations

Historically, our products were heavily regulated in most jurisdictions, primarily to address issues concerning inter-operability of products of multiple vendors. Such regulations included protocols, equipment standards, product registration and certification requirements of agencies such as Industry Canada, the U.S. Federal Communications Commission, requirements cited in the Official Journal of the European Communities under the New Approach Directives, and regulations of many other countries. For example, our products must be designed and manufactured to avoid interference among users of radio frequencies, permit interconnection of equipment, limit emissions and electrical noise, and comply with safety and communications standards. In most jurisdictions, regulatory approval was required before our products can be used. For additional information, see “Environmental Matters” in the “Legal Proceedings” section, and the “Risk Factors” section, of this report. The operations of our service provider customers were also subject to extensive country-specific regulations.

Sources and Availability of Materials

Our manufacturing and supply chain is based on an outsourced model where we rely primarily on electronic manufacturing services (EMS) suppliers. Substantially all of our manufacturing and related activities are outsourced.

With regard to businesses not yet sold and regarding our obligations under the TSAs, we continue to retain all supply chain strategic management and overall control responsibilities, including customer interfaces, customer service, order management, quality assurance, product cost management, new product introduction, and network solutions integration, testing and fulfillment. We are generally able to obtain sufficient materials and components to meet the needs of our reportable segments. In each segment, we:

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

For more information on our supply arrangements, see “Executive Overview — Creditor Protection Proceedings — Flextronics” and “Liquidity and Capital Resources — Future Uses and Sources of Liquidity —Future Uses of Liquidity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report, and the Risk Factors section of this report. For more information on inventory, see “Application of Critical Accounting Policies and Estimates — Provisions for Inventories” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Seasonality

Although historically we typically experienced seasonal decline in revenue in the first quarter, our business results in 2009 were primarily impacted by the Creditor Protection Proceedings and the ongoing negative macroeconomic and industry conditions.

Research and Development

In the past, through internal R&D initiatives and external R&D partnerships, we invested in the development of technologies that we believed addressed customer needs to reduce operating and capital expenses, transition seamlessly to next-generation converged networks and deploy new services. This effort continued into 2009, as we continued to develop technology critical to the divested businesses, and technologies that are intended to make communications simpler in an emerging era of hyperconnectivity.

Our investments were in a variety of innovative technologies, primarily focused in the areas of 4G broadband wireless (LTE, OFDM, MIMO), next-generation optical (eDCO, 40G/100G Adaptive Optical Engine), carrier Ethernet (PBB, PBT, PLSB), Unified Communications, web-based applications and services (IMS, SOA), secure networking, professional services for Unified Communications and telepresence.

In some cases, we complemented our in-house R&D through strategic alliances, partners, and joint ventures with other best-in-class companies and also continued to work with and contribute to leading research organizations, research networks and international consortia.

The following table shows our consolidated expenses for R&D in each of the past three fiscal years ended December 31:

	2009	2008	2007
R&D expense(a)	$757	$1,141	$1,299
R&D costs incurred on behalf of others(b)	12	8	7

Total	$769	$1,149	$1,306

(a)	Excludes R&D expense of $118 related to Equity Investees in 2009 and R&D expense for discontinued operations of $266, $432, and $424 for 2009, 2008 and 2007, respectively.
(b)	These costs include research and development charged to customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Intellectual Property

Intellectual property is fundamental to us and the business of each of our reportable segments. Historically, we used intellectual property rights to protect investments in R&D activities, strengthen leadership positions, protect our name, promote our brand name recognition, enhance competitiveness and otherwise support business goals. We generated, maintained, used and enforced a substantial portfolio of intellectual property rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from our

R&D activities. Profits and losses from our R&D efforts have been allocated throughout Nortel pursuant to an intercompany arrangement where intellectual property is generally owned by NNL and licensed to participating Nortel affiliates (i.e., NNI and certain EMEA Debtors) through exclusive and non-exclusive licenses. We have a small number of mutual patent cross-license agreements with several major companies that enable each party to operate with reduced risk of patent infringement claims. In addition, we have a small number of agreements granting licenses to certain of our patents and/or technology to third parties, and we license certain intellectual property rights from third parties. We have sold products primarily under the “Nortel” and “Nortel Networks” trademarks and trade names. We have registered the “Nortel” and “Nortel Networks” trademarks, and many of our other trademarks, in countries around the world. Through the various divestitures, we have granted field of use licenses to each of the divested entities. Further, we have assigned certain technologies, trademarks, and/or patents to each divested entity. As we have previously announced, as part of the Creditor Protection Proceedings we are exploring strategic alternatives to maximize the value of our remaining intellectual property.

Employee Relations

At December 31, 2009, we employed approximately 12,000 regular full-time employees (excluding employees on notice of termination and including employees of our joint ventures), including approximately the following number of regular full-time employees: 2,675 in the U.S.; 2,605 in Canada; 2,372 in EMEA; and 4,348 in other countries. We also employ individuals on a regular part-time basis and on a temporary full or part-time time basis, and we engage the services of contractors as required.

During 2009, through cost reduction initiatives under the Creditor Protection Proceedings, we reduced our headcount by approximately 35%. Further, approximately 13,000 jobs for Nortel employees have been preserved through announced sales of businesses to date, plus approximately 2,300 Nortel employees are continuing in NBS and Corporate Group.

Environmental Matters

For information on environmental matters, see “Environmental Matters” in the “Legal Proceedings” section of this report.

Financial Information about Segments and Product Categories

For financial information about segments and product categories, see note 10, “Segment information”, to the accompanying audited consolidated financial statements, and “Segment Information” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Financial Information by Geographic Area

For financial information by geographic area, see note 10, “Segment information”, to the accompanying audited consolidated financial statements and “Results of Operations — Continuing Operations” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Working Capital

For a discussion of our working capital practices, see note 16, “Long-term debt”, to the accompanying audited consolidated financial statements, as well as “Liquidity and Capital Resources” and “Application of Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and the “Risk Factors” section of this report.

GLOSSARY OF CERTAIN TECHNICAL TERMS

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

VoIP (Voice over IP) refers to routing voice over the Internet or any IP-based network.

WLAN means wireless LAN.

ITEM 1A.	Risk Factors

Capitalized terms used in this Item 1A of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Certain statements in this report contain words such as “could”, “expect”, “may”, “anticipate”, “will”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings have had and will continue to have a direct impact on our business and exacerbate these risks and uncertainties. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

We have organized our risks into the following categories:

•	Risks Relating to Our Creditor Protection Proceedings

•	Risks Relating to Our Remaining Businesses

Risks Relating to Our Creditor Protection Proceedings

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

For the duration of the Creditor Protection Proceedings, our business, operations and financial position will be subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this report, are comprised of:

Strategic risks, including risks associated with our ability to:

•	maximize the value of the business through sales of our assets and businesses

•	consummate pending and future divestitures

•	satisfy obligations in connection with the transition services agreements related to divestitures of our assets and businesses

•	develop and execute on alternative strategies for our remaining assets in the event we cannot maximize value through sales of our assets and businesses.

•	develop plans for the conclusion of the Creditor Protection Proceedings in an effective and timely manner

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours

•	obtain creditor, court and any other requisite third party approvals for plans for the conclusion of the Creditor Protection Proceedings

•	successfully implement plans for the conclusion of the Creditor Protection Proceedings

Financial risks, including risks associated with our ability to:

•	generate cash from operations and maintain adequate cash on hand

•	negotiate with the various estates an allocation of proceeds from completed and ongoing sales of our assets and businesses

•	operate without continued access to the EDC Support Facility or put in place a suitable alternative

•	if necessary, arrange for sufficient debtor-in-possession or other financing during the Creditor Protection Proceedings

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

•	satisfy claims, including our ability to sell assets to satisfy claims against us

•	if necessary, obtain sufficient exit financing to support plans for the conclusion of the Creditor Protection Proceedings

•	maintain R&D investments in order to maximize the value of our remaining businesses

•	realize full or fair value for any remaining assets or businesses we may divest as part of any plans for the conclusion of the Creditor Protection Proceedings

•	successfully monetize any residual assets, including intellectual property

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

•	retain and incentivize key employees or otherwise replace key employees

•	retain, or if necessary, replace major suppliers on acceptable terms, including but not limited to Flextronics

•	avoid disruptions in our supply chain as a result of uncertainties related to our Creditor Protection Proceedings

•	maintain current relationships with reseller partners, joint venture partners and strategic alliance partners

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

•

prevent third parties from obtaining court orders or approvals that are contrary to our interests, such as the termination or shortening of the exclusivity period in the U.S. during which we can propose and seek confirmation of a plan for the conclusion of the Chapter 11 Proceedings, conversion of our Chapter 11 reorganization proceedings to Chapter 7 liquidation cases, or the opening of secondary insolvency proceedings in respect of an EMEA Debtor in that debtor’s own country of incorporation

•	reject, repudiate or terminate contracts

•	obtain court approval in various jurisdictions of any agreement among the various estates for an allocation of proceeds from completed and ongoing sales of our assets and businesses

Because of these risks and uncertainties, and as we have not yet developed any plans for the conclusion of the Creditor Protection Proceedings, we cannot predict the ultimate outcome of the process, or predict or quantify the potential impact on our business, financial condition or results of operations. The Creditor Protection Proceedings provide us with a period of time to continue our operations while maximizing value through sales, and develop plans for the conclusion of the Creditor Protection Proceedings. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to develop, obtain confirmation or approval and implement any plans for the conclusion of the Creditor Protection Proceedings; generate cash from operations, maintain adequate cash on hand and obtain sufficient other financing during the Creditor Protection Proceedings; and, resolve ongoing issues with creditors and other third parties. There can be no assurance of a successful emergence from the Creditor Protection Proceedings or as to the long-term viability of all or any part of the enterprise as we are currently continuing to pursue the sale of our remaining businesses and assets in order to maximize value for our creditors. We are also exploring strategic alternatives to maximize the value of the any residual assets, in particular our intellectual property. A long period of operating under Creditor Protection Proceedings may exacerbate the potential harm to our business and further restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. These challenges are in addition to business, operational and competitive challenges that we would normally face even absent the Creditor Protection Proceedings.

Continuing or increasing pressure on our business, cash and liquidity could materially and adversely affect our ability to fund our remaining business operations, react to and withstand the current economic conditions, as well as volatile and uncertain market and industry conditions, and develop and implement any plans for the conclusion of the Creditor Protection Proceedings. Additional sources of funds may not be available.

Our restructuring measures in recent years have not provided adequate relief from the significant pressures we are experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally as well as the economic downturn and current economic conditions have compounded the situation. We are continuing to experience significant pressure due to global economic conditions and further adverse impact to our business as a result of the Creditor Protection Proceedings.

Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions is generally available to fund operations in the particular jurisdictions, but generally is not freely transferable between jurisdictions or regions, other than as highlighted in “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions and there can be no guarantee that sufficient cash will be available to fund operations in all jurisdictions.

Access to additional funds from liquidity-generating transactions, debtor-in-possession financing arrangements or other sources of external financing may not be available to us and, if available, would be subject to market conditions and certain limitations including court approvals and other requisite approvals by the Canadian Monitor, the U.K. Administrators or other third parties.

We cannot provide any assurance that our net cash requirements will be as we currently expect and will be sufficient for the successful development, approval and implementation of any plans for the conclusion of the Creditor Protection Proceedings.

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

We must continue to pursue cost reductions for our business and the assumptions underlying these efforts may prove to be inaccurate. We may not be able to successfully develop, obtain all requisite approvals for, or implement any plans for the conclusion of the Creditor Protection Proceedings. Failure to obtain the requisite approvals for, or failure to successfully develop and implement our plans for the conclusion of the Creditor Protection Proceedings within the time granted by the courts would, in all likelihood, lead to the liquidation of all of our assets.

Pursuant to the ongoing Creditor Protection Proceedings we are working on developing plans for the conclusion of the Creditor Protection Proceedings in the various jurisdictions in which we have initiated proceedings. In order to successfully complete this process, our senior management will be required to spend significant amounts of time developing plans for the conclusion of the Creditor Protection Proceedings, instead of focusing exclusively on business operations.

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

Further, we have made, and will continue to make, judgments as to whether we should limit investment in, exit, or dispose of certain businesses. We continue to pursue the sale of our remaining assets while at the same time exploring other options in the event we cannot maximize value through sales of our assets and businesses. The Creditor Protection Proceedings and the development of plans for the conclusion of the Creditor Protection Proceedings may result in the sale or divestiture of further assets or businesses, but we can provide no assurance that we will be able to complete any sale or divestiture on acceptable terms or at all. Any decision by management to further limit investment in, or exit or dispose of businesses may result in the recording of additional charges. As part of our review of our business, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets which may have a material adverse effect on our business, results of operations and financial condition.

For each plan in the relevant jurisdictions, we also must obtain the approvals of the respective courts and creditors, and the Canadian Monitor (in Canada) and U.K. Administrators (in the U.K.). We may not receive the requisite approvals and even if we do, a dissenting holder of a claim against us may challenge and ultimately delay the final approval and implementation of plans for the conclusion of the Creditor Protection Proceedings. If we are not successful in developing plans for the conclusion of the Creditor Protection Proceedings, or if we are successful in developing it but do not receive the requisite approvals, it is unclear whether we would be able to reorganize our remaining businesses and what distributions, if any, holders of claims against us would receive. Should the stay or moratorium period and any subsequent extension thereof not be sufficient to develop and implement any of the plans for the conclusion of the Creditor Protection Proceedings, or should such plans not be approved by creditors and the courts and, in any such case, the Debtors lose the protection of such stay or moratorium, substantially all of our debt obligations will become due and payable immediately, or subject to acceleration, creating an immediate liquidity crisis that in all likelihood would lead to the liquidation of all of our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were able to develop and implement plans for the conclusion of the Creditor Protection Proceedings.

During the pendency of the Creditor Protection Proceedings, our financial results may be volatile and may not reflect historical trends. Also, as a result of the Creditor Protection Proceedings, our internal controls are currently subject to review and modification.

During the pendency of the Creditor Protection Proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the Petition Date. Further, we may continue to sell or otherwise dispose of assets or businesses and liquidate or settle liabilities, with court approval, for amounts other than those reflected in our historical financial statements. Any such sale or disposition and any plans for the conclusion of the Creditor Protection Proceedings could materially change the amounts and classifications reported in our historical consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of any plans for the conclusion of the Creditor Protection Proceedings. As a result of the Creditor Protection Proceedings, we have adopted Financial Accounting Standards Board Accounting Standards Codification 852 “Reorganizations” (ASC 852), effective January 14, 2009, which requires certain changes and additional reporting in our financial statements beginning in the quarter ended March 31, 2009. Also, as a result of the Creditor Protection Proceedings, our internal controls are currently subject to review and modification, including with respect to the Canadian Monitor and the U.K. Administrators, and we may implement additional controls to accommodate the adoption of ASC 852 as well as any of the additional reporting requirements relating to our Creditor Protection Proceedings. The implementation of the foregoing may adversely affect the ability to timely file our reports.

We may not be able to sell all of our businesses at favorable terms, or at all.

We have announced that we have determined that the best way to maximize the value of our businesses is to find buyers for our businesses and while we have completed certain divestitures, a number of divestitures are pending and we continue to assess a range of restructuring alternatives in consultation with our legal and financial advisors with respect to the sale of our remaining assets. In addition we continue to undergo an analysis to assess the strategic and economic value of several of our subsidiaries. In light of this analysis, we have started making decisions to cease operations in certain countries that are no longer considered strategic or material to our businesses or where losses from those operations cannot be supported or justified on an ongoing basis. We may not be able to maintain our remaining businesses and maximize the value of our businesses, successfully conclude ongoing discussions for the sale of our other assets or businesses, realize our current estimate of the value of our assets and successfully consummate pending and future divestitures. Decisions to further limit investment in, or exit or dispose of, businesses may result in the recording of additional charges. As part of our review, we look at the recoverability of tangible and intangible assets. Future market conditions may indicate that these assets are not recoverable based on changes in forecasts of future business performance and the estimated useful life of these assets, and this may trigger further write-downs of these assets which may have a material adverse effect on our business, results of operations and financial condition.

We also must obtain various approvals in order to complete pending and future divestitures, including, without limitation, of the relevant courts and creditors and the Canadian Monitor and U.K. Administrators. Without such approvals we will be unable to complete these divestitures and maximize value of our residual assets, including our intellectual property. We may not receive the requisite approvals and even if we do, a dissenting holder of a claim against us may challenge and ultimately delay the final approval of pending and future divestitures. It is unclear what distributions, if any, holders of claims against us would receive if we are successful in finding buyers for our remaining businesses and assets, or if we are successful but do not receive the requisite approvals, or if we are not successful in completing pending and future divestitures.

Canadian, U.S. and U.K. laws impair the ability of claimants to take action against us under our existing contracts, including the outstanding notes and related guarantees of us, NNL, NNI and NNCC. Subject to limited exceptions, all actions are stayed and ultimate recoveries cannot be determined at this time.

Generally, in connection with the Creditor Protection Proceedings, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed. The U.S. Bankruptcy Code provides for all actions and proceedings against the U.S. Debtors to be stayed while the Chapter 11 Proceedings are pending. In Canada, the initial order from the Canadian Court also provides for a general stay of actions against the Canadian Debtors, officers and directors. This stay period currently extends to April 23, 2010 and is subject to further extension. With limited exceptions, the stays in effect pursuant to the Chapter 11 Proceedings and CCAA Proceedings generally preclude parties from taking any actions against the Debtors. Similarly, under the U.K. Administration Proceedings, subject to limited exceptions as may be approved by the U.K. Administrators or the English Court, no legal process (including legal proceedings, execution, distress and diligence) may be instituted or continued against the EMEA Debtors. Certain parties, including The Pensions Regulator in the U.K., have attempted to commence or continue proceedings against certain Debtors despite these limitations during the Creditor Protection Proceedings. While these limitations have continued to be recognized and enforced by the relevant courts, there can be no guarantee that these limitations will be successfully enforced in all circumstances.

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

Plans for the conclusion of the Creditor Protection Proceedings, if successfully developed and accepted by the requisite majorities of each affected class of creditors and approved by the relevant courts, would be binding on all creditors within each affected class, including those that did not vote to accept the proposal. The ultimate recovery to creditors and security holders, if any, will not be determined until plans for the conclusion of the

Creditor Protection Proceedings are developed and approved. At this time we do not know what values, if any, will be prescribed pursuant to any such plan to the securities held by each of these constituencies, or what form or amounts of distributions, if any, they may receive on account of their interests.

An increased portion of our cash and cash equivalents may be restricted as cash collateral to secure alternative support for certain obligations arising out of our normal course business activities.

As of December 31, 2009, there was approximately $6 of outstanding support utilized under the EDC Support Facility. Individual bonds supported under the EDC Support Facility currently expire on the fourth anniversary of such individual bond regardless of the termination date of the EDC Support Facility. As a result of the Creditor Protection Proceedings, EDC had the right to suspend or terminate the EDC Support Facility. Following the commencement of the Creditor Protection Proceedings, we entered into the Short-Term Support Agreement with EDC, which provided continued access under the EDC Support Facility for up to $30 of support until December 18, 2009. The Short-Term Support Agreement expired without further extension on December 18, 2009. Further access by NNL to the EDC Support Facility is at the sole discretion of EDC. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs, which can be used as an alternative to the EDC Support Facility. There can be no assurance that current arrangements will be suitable or adequate to provide for future support of our contractual obligations arising out of our normal course business activities.

If it is necessary to establish other cash collateralized facilities, an increased portion of our cash and cash equivalents may be restricted as cash collateral, which would reduce our liquidity, exacerbate the pressure on our cash balances and could have a material adverse effect on our business and our ability to successfully develop, obtain approval for and implement plans for the conclusion of the Creditor Protection Proceedings.

If we are unable to attract and retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives, and our ability to successfully conclude the Creditor Protection Proceedings may be harmed.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans, fulfil our obligations under TSAs in connection with divestiture of operations, and lead the Company, particularly during the Creditor Protection Proceedings and throughout the development and implementation of any plans for the conclusion of the Creditor Protection Proceedings. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our deteriorating financial performance, along with the Creditor Protection Proceedings, and workforce reduction activities have created uncertainty that has led to an increase in unwanted attrition, and challenges in attracting and retaining new qualified personnel. We are at risk of losing or being unable to hire talent critical to a successful reorganization and ongoing operation of our business. Our ability to retain and attract critical talent is restricted in part by the Creditor Protection Proceedings that, among other things, limit our ability to implement a retention program or take other measures to attract new hires to the Company or motivate employees to remain with us. We have developed and obtained court approval for an employee plan that is designed to retain personnel at all levels of Corporate Group and NBS critical to complete the remaining work through the completion of the Creditor Protection Proceedings. Our future success depends in part on our ability to implement our retention plan and our continued ability to hire, assimilate in a timely manner and retain qualified personnel, particularly in key senior management positions. If we are not able to attract, recruit or retain qualified employees (including as a result of headcount reductions), we may not have the personnel necessary to develop and implement any plans for the conclusion of the Creditor Protection Proceedings, and our business, results of operations and financial condition could be materially adversely impacted.

Our ability to independently manage our business is restricted during the Creditor Protection Proceedings, and steps or actions in connection therewith may require the approval of the respective courts, the creditors, the Canadian Monitor and the U.K. Administrators.

Pursuant to the various court orders and statutory regimes to which we are subject during the Creditor Protection Proceedings, some or all of the decisions with respect to our business may require consultation with, review by or ultimate approval of one or all of the respective courts in the several jurisdictions, the U.S. Creditors’ Committee, the Bondholder Group, the Canadian Monitor and the U.K. Administrators. In particular, under the U.K. Administration Proceedings, the respective boards of directors of each of the EMEA Debtors have been displaced in favor of the U.K. Administrators who have been appointed by the English Court and empowered to manage the business, affairs and property of the EMEA Debtors. Although we believe that many decision-making powers will be delegated by the U.K. Administrators to current management of the EMEA Debtors, we cannot determine, with any certainty, the extent to which they will be empowered to make and implement decisions without consultation with, review by or ultimate approval of the U.K. Administrators. The lack of independence and the related consulting and reporting requirements are expected to significantly extend the amount of time necessary for the Company to take necessary actions and conclude and execute on decisions, and may make it impossible for us to take actions that we believe are in the best interests of the Company. There can be no assurance that the U.S. Creditors Committee, the Bondholder Group, other creditors, the Canadian Monitor or the U.K. Administrators will support the Debtors’ positions on matters presented to the courts in the future, or on any plans for the conclusion of the Creditor Protection Proceedings, once developed and proposed. Disagreements between us and these various third parties could protract the Creditor Protection Proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Creditor Protection Proceedings.

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

A restructuring of our debt pursuant to the Creditor Protection Proceedings may give rise to cancellation of indebtedness or debt forgiveness (COD), which if it occurs would generally be non-taxable. If the COD is non-taxable, we will be required to reduce our NOL carryforwards and other attributes such as capital loss carryforwards and tax basis in assets, by an amount equal to the non-recognized COD. Therefore, it is possible that, as a result of the successful completion of plans for the conclusion of the Creditor Protection Proceedings, we will have a reduction of NOL carryforwards and/or other tax attributes in an amount that cannot be determined at this time and that could have a material adverse effect on our financial position.

Trading in our securities during the pendency of the Creditor Protection Proceedings is highly speculative, poses substantial risks, and is subject to certain restrictions imposed to protect our NOL carryforwards that are described directly above. NNC common shares have been delisted from the NYSE and the TSX, which has made our common stock significantly less liquid; and the TSX has also delisted the NNL preferred shares.

We do not expect that any value will be prescribed to the NNC common shares and NNL preferred shares. Trading prices are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders under any eventual court-approved plans for the conclusion of the Creditor Protection Proceedings. In such a plan, our existing securities may be cancelled and holders may receive no payment or other consideration in return, or they may receive a payment or other consideration that is less than the trading price or the purchase price of such securities.

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

Effective February 2, 2009, NNC common shares were delisted by the NYSE. On June 26, 2009, NNC common shares and NNL preferred shares were delisted from the TSX. NNC common shares currently continue to trade on the TSX and the “over-the-counter” (OTC) market in the U.S., and their price is quoted on the Pink Sheets Electronic Quotation Service (Pink Sheets) maintained by Pink Sheets LLC. We do not expect that holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings and we expect that the proceedings will ultimately result in the cancellation of these equity interests.

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

Risks Relating to Our Remaining Businesses

The sustained economic downturn and uncertainty caused by the Creditor Protection Proceedings could continue to have a negative impact on our business, results of operations and financial condition, and our ability to accurately forecast our results, and it may cause a number of the risks that we currently face to increase in likelihood, magnitude and duration.

We continue to experience significant pressure on our remaining business and deterioration of our cash and liquidity as customers across all our businesses, in particular in North America, respond to current macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The continued volatility in the financial, foreign exchange, equity and credit markets globally has compounded the situation. With this sustained economic downturn, we expect that we will continue to experience significant pressure on a number of fronts. We are seeing further impact to our business as a result of the uncertainties caused by the Creditor Protection Proceedings. The impact of these events on us going forward will depend on a number of factors, including the recession impacting the U.S., Canadian and global economies, the duration and severity of these events, and whether the recovery period will be brief or prolonged. As a result, we may face new risks as yet unidentified, and a number of risks that we ordinarily face and that are further disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report may increase in likelihood, magnitude and duration. These include but are not limited to deferrals or reductions of customer orders, potential deterioration of our customers’ ability to pay or obtain financing, losses or impairment charges, reduced revenue, further deterioration in our cash balances and liquidity due to foreign exchange impacts, increased pension funding obligations, and an inability to move funds between different jurisdictions and access the capital markets and other additional sources of funding. The financial crisis and economic downturn continue to affect us during the Creditor Protection Proceedings. In many circumstances, it is difficult for us to distinguish, with any certainty, the impact these various factors are having individually and collectively on our business, because these factors are adversely impacting our ability to accurately forecast our performance, results and cash position.

We have been and may be further materially and adversely affected by continued cautious capital spending, including as a result of current economic uncertainties, or a change in technology focus by our customers, particularly certain key customers.

Continued cautiousness in capital spending by service providers and other customers may affect our revenues and operating results more than we currently expect and may require us to adjust our current business model. We have focused on larger customers in certain markets, which provide a substantial portion of our revenues and margin. Reduced spending, or a loss, reduction or delay in business from one or more of these customers, a significant change in technology focus or a failure to achieve a significant market share with these customers, could require us to reduce our capital expenditures and investments or take other measures in order to meet our cash requirements, or could otherwise have a material adverse effect on our business, results of operations, financial condition and liquidity, and our ability to develop plans for the conclusion of the Creditor Protection Proceedings. Further, the trend towards the sale of converged networking solutions could also lead to reduced capital spending on multiple networks by our customers as well as other significant technology shifts, including for our legacy products, which could materially and adversely affect our business, results of operations and financial condition.

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

While we have entered into agreements with Flextronics during the pendency of the Creditor Protection Proceedings to ensure our mutually beneficial relationship can continue, there can be no assurance that the current relationship will be maintained on acceptable terms.

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

Our foreign currency exchange exposure arises from our business that is denominated in currencies other than U.S. Dollars (primarily the Canadian Dollar, the British Pound, the Euro and the Korean Won). These exposures may change as we change the geographic mix of our global business and as our business practices evolve. Currencies may be affected by internal factors as well as developments globally and in other countries. Any increase in our presence in emerging markets, may see an increase in our exposure to emerging market currencies, such as the Indian Rupee and Brazilian Real.

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

We have a number of strategic alliances with suppliers, developers and members of our industry to facilitate product compatibility, encourage adoption of industry standards or to offer complementary product or service offerings to meet customer needs, including our joint venture with LGE. We believe that cooperation between multiple vendors is critical to the success of our communications solutions for both service providers and enterprises. In some cases, the companies with which we have strategic alliances also compete against us in some of our business areas. If a member of a strategic alliance fails to perform its obligations, if the relationship fails to develop as expected or if the relationship is terminated, we could experience delays in product availability or impairment of our relationships with our customers. Our business may also be adversely affected if our choice of strategic alliance collaborators does not enable us to leverage our existing and future product and service offerings in order to capitalize on expected future market trends (such as convergence in the enterprise market). Furthermore, the uncertainty caused by the Creditor Protection Proceedings could further impact our ability to maintain current relationships with suppliers, developers, reseller partners, joint venture partners and strategic alliance partners.

Our performance may be materially and adversely affected if our expectations regarding market demand for particular products prove to be wrong.

The demand for certain technologies may be lower than we currently expect or may increase at a slower pace than we currently anticipate. On a regional basis, growth of our revenues from sales of our networking solutions may be less than we anticipate if current customer demand does not translate into future sales, we are unable to establish strategic alliances in key markets or developing countries experience slower growth or fewer deployments of VoIP and wireless data networks than we anticipate.

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

We record provisions for estimated costs related to product warranties given to customers to cover defects. These provisions are based in part on historical product failure rates and costs. See “Application of Critical Accounting Policies and Estimates — Provisions for Product Warranties” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. If actual product failure rates or materials replacement, labor or servicing costs are greater than our estimates, our gross margin could be negatively affected.

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

Continued rationalization and consolidation among our customers could result in our dependence on a smaller number of customers, purchasing decision delays and reductions by the merged companies and our playing a lesser role, or no longer playing a role, in the supply of communications products to the merged companies, and put downward pressure on pricing of our products. This rationalization and consolidation could also cause increased competition among our customers and put pressure on the pricing of their products and services, which could cause further financial difficulties for our customers and result in reduced spending. Some of our customers have experienced financial difficulty and have filed, or may file, for bankruptcy protection or may be acquired by other industry participants. A rationalization of customers could also increase the supply of used communications products for resale, resulting in increased competition and pressure on the pricing for our new products.

We operate in highly dynamic and volatile industries. If we are unable to accurately predict, or effectively react to, market opportunities, our ability to compete effectively in our industry, and our sales, market share and customer relationships, could be materially and adversely affected.

We operate in highly dynamic and volatile industries. The markets for our products are characterized by rapidly changing technologies, evolving industry standards and customer demand, frequent new product introductions, potential for short product life cycles and, more recently, the convergence of networking and software. Our success has depended, in substantial part, on the timely and successful introduction of timely, cost competitive, innovative and high quality new products and upgrades to replace our legacy products with declining market demand, as well as cost reductions on current products to address the operational speed, bandwidth, efficiency and cost requirements of our customers. Our success has also depended on our ability to comply with emerging industry standards, to sell products that operate with products of other suppliers, to integrate, simplify and reduce the number of software programs used in our portfolio of products, to anticipate and address emerging market trends, to provide our customers with new revenue-generating opportunities and to compete with technological and product developments carried out by others.

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

If we fail to respond in a timely and effective manner to unanticipated changes in one or more of the technologies affecting telecommunications and data networking, or our new products or product enhancements fail to achieve market acceptance, our ability to compete effectively in our industry; our sales, market share and customer relationships; and our ability to develop plans for the conclusion of the Creditor Protection Proceedings could be materially and adversely affected.

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

ITEM 2.	Properties

Capitalized terms used in this Item 2 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

In 2009, we continued to reduce the number and size of our facilities principally as part of the cost reduction efforts under the Creditor Protection Proceedings, fully disposing of 2.1 million square feet of operating space, eliminating direct liability with respect to that space from any landlord claims under the Creditor Protection Proceedings. In addition, we have subleased or licensed 2.0 million square feet to Ericsson and Avaya as part of the divestitures to these parties. During 2009, we sold our Calgary Facility for CAD$97 and expansion lands in Ottawa for $8.4. We continue to assess our facilities, considering rejecting, repudiating or terminating certain leases that are no longer required by any of the divested businesses or residual Nortel organizations, and selling any Nortel-owned sites.

We believe that the facilities we will retain will be suitable, adequate and sufficient to meet our current needs and to complete the remaining work under the Creditor Protection Proceedings. In 2009. most sites were used by multiple business segments for various purposes. For most of 2009, estimated facilities use by segment was 20% WN, 20% ES, 14% MEN, 13% CVAS, 9% LGN, and 25% one or more segments and/or corporate facilities. As of December 31, 2009, we operated 97 sites occupying approximately 8.6 million square feet, a decrease of 2.1 million square feet from December 31, 2008.

Type of Site(a)	Number Owned	Number Leased	Geographic Locations
Manufacturing and repair(b)	4		EMEA and the Asia region
Distribution centers	—	4	U.S. and the Asia region
Offices (administration, sales and field service)	1	79	All geographic regions
Research and development	2	7	U.S., Canada, EMEA and the Asia region

TOTAL(c)	7	90

(a)	Indicates primary use. A number of sites are mixed-use facilities.
(b)	Manufacturing sites in China and Thailand are operated by Nortel joint ventures. The site in China is owned pursuant to land use rights granted by Chinese authorities. Small amounts of integration and test activity are conducted by Nortel in Northern Ireland and Turkey.
(c)	Excludes approximately .4 million square feet designated as part of planned square footage reduction programs, of which approximately .1 million square feet was sub-leased.

ITEM 3.	Legal Proceedings

Capitalized terms used in this Item 3 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Creditor Protection Proceedings: As discussed in “Executive Overview—Creditor Protection Proceedings” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. More recently, one of our French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and Nortel Networks (CALA) Inc. filed a voluntary petition for relief under Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

Securities Class Action Claim against former CEO and CFO: On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s former President and CEO) and Pavi Binning (Nortel’s Executive Vice President, Chief Financial Officer and Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings. Messrs. Zafirovski and Binning have filed claims in the U.S. Court for indemnification and contribution for potential liability arising out of this matter in amounts to be determined.

Pension Benefit Guaranty Corporation Complaint: On July 17, 2009, the Pension Benefit Guaranty Corporation (“PBGC”) provided a notice to NNI that the PBGC had determined under ERISA that: (i) the Nortel Networks Retirement Income Plan (“U.S. Pension Plan”), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the U.S. Pension Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the U.S. Pension Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the U.S. Pension Plan seeking to proceed with termination of the U.S. Pension Plan, though this complaint was not served against us. On September 8, 2009, pursuant to an agreement between us and the PBGC, the U.S. Pension Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the U.S. Pension Plan. The PBGC withdrew the complaint it had filed in the Middle District of Tennessee. The PBGC has filed a proof of claim against NNI and each of the U.S. Debtors for the unfunded benefit liabilities of the U.S. Pension Plan in the amount of $593. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings).

The Pensions Regulator “Warning Notice”: In January 2010, The Pensions Regulator under The Pensions Act 2004 (U.K.) (“U.K. Statute”) purported to issue a “warning notice” (“Warning Notice”) in which it purports to exercise rights under the UK Statute to, among other things, require certain Nortel entities, including Canadian Debtors and U.S. Debtors, to provide financial support for the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to make “financial support” orders under the U.K. Statute directing affiliates of NNUK to provide financial support for the U.K. defined benefit pension plan. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including NNC, NNL, NNI and NNCI as targets of a procedure by The Pensions Regulator for the issuance of a financial support direction (“U.K. Pension Proceeding”). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court providing that the automatic stay of the U.S. Bankruptcy Code is enforceable against the trustee of the U.K. defined benefit pension plan and the PPF and is fully applicable to the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect.

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

Ontario proposed derivative action: In December 2005, an application was filed in the Ontario Superior Court of Justice for leave to commence a shareholders’ derivative action on our behalf against certain of our then-current and former officers and directors. The derivative action alleges, among other things, breach of fiduciary duties, breach of duty of care and negligence, and unjust enrichment in respect of various alleged acts and omissions. If the application is granted, the proposed derivative action would seek on our behalf, among other things, compensatory damages of CAD$1,000 and punitive damages of CAD$10 from the individual defendants. The proposed derivative action would also seek an order directing our Board of Directors to reform and improve our corporate governance and internal control procedures as the court may deem necessary or desirable, and an order that we pay the legal fees and other costs in connection with the proposed derivative action. The application for leave to commence this action has not yet been heard. This application has been stayed as a result of the Creditor Protection Proceedings

Shareholder statement of claim against Deloitte & Touche LLP: On February 8, 2007, a Statement of Claim was filed in the Ontario Superior Court of Justice in the name of Nortel and NNL against Deloitte & Touche LLP. The action was commenced by three shareholders without leave, and without our knowledge or authorization. The three have indicated that they filed the action in anticipation of bringing an application for leave to commence a derivative action on behalf of Nortel against Deloitte under the Canada Business Corporations Act (CBCA), and that the three shareholders would be seeking leave on a retroactive basis to authorize their action. The claim alleges, among other things, breach of contract, negligence, negligent misrepresentation, lack of independence, and breach of fiduciary duty. The claim seeks damages and other relief on our behalf, including recovery of payments that we made to class members as part of the Global Class Action Settlement. The Litigation Committee of our Board of Directors has reviewed the matter and has advised the law firm pursuing the derivative action of our position on the proposed claim. On February 6, 2008, an application was filed by the three shareholders for leave to commence a derivative action in the name of Nortel against Deloitte. This application has been stayed as a result of the Creditor Protection Proceedings

Nortel statement of claim against its former officers: In January 2005, we and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, our former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under our bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement referenced above.

Former officers’ statements of claim against Nortel: In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against us and NNL asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs. Mr. Dunn has further brought an application before the Ontario Superior Court of Justice against us and NNL seeking an order that, pursuant to our bylaws, we reimburse him for all past and future defense costs he has incurred as a result of proceedings commenced against him by reason of his being or having been a director or officer of Nortel.

In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against us and NNL asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs.

The lawsuits by these former officers have been stayed as a result of the Creditor Protection Proceedings.

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

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of December 31, 2009, the accruals on the consolidated balance sheet for environmental matters were $10. Based on information available as of December 31, 2009, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities under way at 7 sites that are either currently or previously owned. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $10.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at three Superfund sites in the U.S. (At two of the Superfund sites, we are considered a de minimis potentially responsible party). A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $10 referred to above.

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

For a discussion of environmental matters, see note 29, “Contingencies” to the accompanying audited consolidated financial statements.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capitalized terms used in this Item 5 of Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

On January 14, 2009, we received notice from the NYSE that it decided to suspend the listing of NNC common shares on the NYSE. The NYSE stated that its decision was based on the commencement of the CCAA Proceedings and Chapter 11 Proceedings. As previously disclosed, we also were not in compliance with the NYSE’s continued listing standards regarding price criteria as a result of NNC common shares having an average closing price of less than $1.00 per share over a consecutive 30-trading-day period as of December 11, 2008. Subsequently, on February 2, 2009, NNC common shares were delisted from the NYSE. NNC common shares are currently quoted in the over-the-counter market in the Pink Sheets Electronic Quotation Service (Pink Sheets) under the symbol “NRTLQ”.

On January 14, 2009, we received notice from the TSX that it had begun reviewing the eligibility of NNC and preferred shares for continued listing on the TSX. However, the TSX stopped its review after concluding that the review was stayed by the initial order obtained by the Canadian Debtors pursuant to the CCAA Proceedings.

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

On March 11, 2010, NNC, NNL, NNI and NNCC each filed a Form 15 related to their respective debt securities and all related guarantees, as applicable, reflecting the automatic suspension of reporting requirements under the Exchange Act as there were less than 300 holders of each series of securities as of January 1, 2010. As a result, NNC is no longer including supplemental condensed consolidating financial information regarding the guarantors and non-guarantors of the debt securities in the notes to the financial statements. NNL also intends to terminate the registration of its common stock under Section 12(g) of the Exchange Act shortly and suspend its obligations to file periodic reports with the SEC, including Forms 10-K, 10-Q and 8-K. Following the deregistration of its common shares, NNL will continue to be a “reporting issuer” under Canadian securities laws and, as a result, will remain subject to continuous disclosure requirements, including the filing of annual and quarterly financial statements and managements’ discussion and analysis of financial results under applicable Canadian securities laws.

During the pendency of the Creditor Protection Proceedings, investments in our securities are highly speculative and pose substantial risks. In particular, as noted above, we do not expect that holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings and we expect that the proceedings will ultimately result in the cancellation of these equity interests under any eventual court-approved plan. Also, the U.S. Court has issued an order imposing certain restrictions and notification procedures on trading in NNC common shares and certain NNL preferred shares in an effort to prevent an “ownership change” of the Company under the U.S. Internal Revenue Code that could interfere with our ability to utilize our deferred tax assets to reduce our taxable income in the future. See the Risk Factors section of this report.

The following table sets forth the high and low sale prices of NNC common shares as reported on the NYSE, the TSX in 2008 and 2009 and the Pink Sheets in 2009:

		New York Stock Exchange[1]				Toronto Stock Exchange[2] (CAD $)				Pink Sheets[3]
		High		Low		High		Low		High	Low
2009	Fourth Quarter	$	N/A	$	N/A	$	N/A	$	N/A	$0.09	$0.005
	Third Quarter		N/A		N/A		N/A		N/A	0.135	0.014
	Second Quarter		N/A		N/A		0.35		0.01	0.285	0.04
	First Quarter		0.47		0.0091		0.57		0.07	0.47	0.06

2008	Fourth Quarter		$2.34		$2.49		$0.26		$0.21	$2.34	$0.208
	Third Quarter		8.21		8.31		2.34		2.21	8.21	2.21
	Second Quarter		10.58		10.83		6.91		6.78	10.58	6.78
	First Quarter		15.28		15.15		5.84		5.73	15.28	5.73

1.	On January 14, 2009, the NYSE suspended the listing of NNC common shares and on February 2, 2009, NNC common shares were delisted from the NYSE.
2.	NNC common shares were delisted from the TSX on June 26, 2009 at the close of trading.
3.	Since the NNC common shares were delisted from the NYSE and the TSX, they have continued to trade on the Pink Sheets.

On March 5, 2010, the last sale price for NNC common shares quoted on the Pink Sheets was $0.04.

On March 5, 2010, approximately 260,927 registered shareholders held 100% of NNC common shares outstanding. These included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of 479,984,978 NNC common shares on behalf of other shareholders.

Dividends

On June 15, 2001, we announced that our Board of Directors had decided to discontinue the declaration and payment of dividends on NNC common shares. As a result, dividends have not been declared and paid on NNC common shares since June 29, 2001, and during the pendency of the Creditor Protection Proceedings, future dividends will not be declared.

Securities Authorized for Issuance Under Equity Compensation Plans

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans ( SARs, RSUs and performance stock units PSUs), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. As at December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. See note 25, “Share-based compensation plans”, to the audited financial statements that accompany our 2009 Annual Report for additional information about our equity-based compensation plans.

Sales of Unregistered Securities

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the year ended December 31, 2009, 402,334 NNC common shares were issued in accordance with the terms of the Global Class Action Settlement (of which 267,706 were issued in the fourth quarter of 2009). Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Nortel Networks Corporation. The MD&A should be read in combination with our audited consolidated financial statements and the accompanying notes. All monetary amounts in this MD&A are in millions and in United States (U.S.) Dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere in this annual report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In recent years, we took a wide range of steps to attempt to address these issues, including a series of restructurings that have reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. In particular, in 2005, under the direction of new management, we began to develop a Business Transformation Plan with the goal of addressing our most significant operational challenges, simplifying the organizational structure and maintaining a strong focus on revenue generation and improved operating margins including quality improvements and cost reductions. These actions have included: (i) the outsourcing of nearly all manufacturing and production to a number of key suppliers, including, in particular, Flextronics Telecom Systems, Ltd. (Flextronics), (ii) the substantial consolidation of key research and development (R&D) expertise in Canada and China, (iii) decisions to dispose of or exit certain non-core businesses, such as our Universal Mobile Telecommunications System (UMTS) Access business unit, (iv) the creation and/or expansion of joint venture relationships, such as LG-Nortel Co. Ltd. (LGN) in Korea, our joint venture with LG Electronics, Inc. (LGE) and our joint venture in China, Guangdong-Nortel Telecommunications Equipment Company Ltd., (v) establishing alliances with various large organizations such as Microsoft, IBM and Dell, (vi) real estate optimizations, including the sale of our former headquarters in Brampton, Ontario, Canada, and (vii) the continued reorientation of our business from a traditional supplier of telecommunications equipment to a focus on cutting-edge networking hardware and software solutions. These restructuring measures, however, did not provide adequate relief from the significant pressures we were experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period compounded the situation.

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

On January 14, 2009 (Petition Date), after extensive consideration of all other alternatives, with the unanimous authorization of our board of directors after thorough consultation with our advisors, we initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), the U.S. under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) (Chapter 11 Proceedings), the United Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel under the Israeli Companies Law 1999 (Israeli Administration Proceedings). More recently, on May 28, 2009, one of our French subsidiaries, Nortel Networks SA (NNSA) was placed into secondary proceedings (French Secondary Proceedings). The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings, Israeli Administration Proceedings and French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”. On July 14, 2009, Nortel Networks (CALA) Inc. (NNCI), a U.S. based subsidiary with operations in the Caribbean and Latin America (CALA) region, also filed a voluntary petition for relief under Chapter 11 in the United States Bankruptcy Court for the District of Delaware (U.S. Court) and became a party to the Chapter 11 Proceedings. We initiated the Creditor Protection Proceedings with a consolidated cash balance, as at December 31, 2008, of approximately $2,400, in order to preserve our liquidity and fund operations during the process.

On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. To date, we have completed a number of divestitures including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of NGS and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components (Packet Core Assets) to Hitachi, Ltd. (Hitachi); and (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd. (Radware). In addition, we have, where applicable, completed bidding processes and received court approvals, as applicable, in the U.S. and Canada for further divestitures including: (i) the planned sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corp. (Ciena); (ii) the planned sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (iii) the planned sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND; and (iv) the planned sale of its interest in LG-Nortel Co. Ltd. (LGN) in Korea, our joint venture with LG Electronics, Inc. (LGE). See “Significant Business Divestitures” below for further information on these divestitures, including approvals and conditions relating to certain pending sales.

Throughout the creditor protection process we have worked with our advisors and stakeholders to conduct the sales of businesses and assets and other restructuring matters in a fair, efficient and responsible manner in order to maximize value for our creditors, and in almost all matters, resolution has been reached on a consensual basis. These activities have been and continue to be monitored closely by the courts, the Canadian Monitor, the U.K. Administrators, the U.S. Creditors’ Committee, the Bondholder Group, each as defined below, and other creditor groups.

Since determining in June 2009 that selling our businesses was the best path forward, more than $2,000 in net proceeds have been generated through the completed sales of businesses. Additional net proceeds of approximately $1,000 are expected upon the completion of the previously announced sales of our Optical Networking and Carrier Ethernet, GSM/GSM-R and CVAS businesses. To date, auctions for sale of four businesses have yielded $1,200 more in proceeds than initially set out in ‘stalking horse’ sale agreements. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Through the sales completed or announced to date, we have preserved 13,000 jobs for our employees with the purchasers of these businesses.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (NBS) was established in 2009 to provide global transitional services to purchasers of our businesses, in fulfillment of contractual obligations under transition services agreements (TSAs) entered into in connection with the sales of our businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise in finance, supply chain management, information technology, research and development (R&D), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of 12 to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of our accounts receivables, inventory and real estate assets, independent of the TSAs.

A core corporate group (Corporate Group) was also established in 2009 and is currently focused on a number of key actions, including the completion of announced sales and the sale of remaining businesses and assets, as well as exploring strategic alternatives to maximize the value of our intellectual property. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the CCAA Proceedings and Chapter 11 Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to our affiliates around the world.

“Debtors” as used herein means: (i) us, together with NNL and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC), NNCI and certain other U.S. subsidiaries (U.S. Debtors) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA, a French subsidiary that has commenced secondary proceedings in France); and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (Initial Order) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to April 23, 2010 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the Initial Order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (Canadian Monitor). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings. On August 14, 2009, the Canadian Court approved an order that permits the Canadian Monitor to take on an enhanced role with respect to the oversight of the business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings. On May 27, 2009 and July 22, 2009, representative counsel was appointed on behalf of the former employees of the Canadian Debtors and on behalf of the continuing employees of the Canadian Debtors, respectively (Representative Counsel). Our management and the Canadian Monitor have met with Representative Counsel to provide status updates and share information with them that has been shared with the representatives of other major stakeholders.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until

April 23, 2010, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court has also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including a charge in favor of the Canadian Monitor, its counsel and counsel to the Canadian Debtors as security for payment of certain professional fees and disbursements; a charge in favor of Goldman, Sachs & Co. as security for fees and expenses payable for certain financial advisory services; charges against NNL’s and Nortel Networks Technology Corporation’s (NNTC) facility in Ottawa, Ontario in favor of NNI (Ottawa Charge) with respect to an intercompany revolving loan agreement (NNI Loan Agreement); a charge in favor of NNI as security for excess payment by NNI of certain corporate overhead and R&D services provided by NNL to the U.S. Debtors; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such role, as further described below; in addition to the Ottawa Charge mentioned above, charges on the property of each of the Canadian Debtors as security for their respective obligations under the NNI Loan Agreement; an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; (iii) NNL for any amounts advanced by NNL to NNTC following the Petition Date; and (iv) Nortel Networks UK Limited (NNUK) for certain payments due by NNL to NNUK out of the allocation of sale proceeds NNL actually receives from future material asset sales, subject to certain conditions. Recently the court approved an additional charge against all of the property of the Canadian Debtors to secure payment of the amounts that have been determined to be payable to participants under the Special Incentive Plan (as defined below). Subject to the approval of the Canadian Court, a further charge is expected to be granted in favor of certain former employees and long term disability employees who are beneficiaries under the Settlement Agreement (as defined below) against all of the property of the Canadian Debtors to secure payment of the medical, dental, income, termination and pension payments agreed to be paid by the Canadian Debtors under the Settlement Agreement. For more information, see note 2 to the accompanying audited consolidated financial statements.

Chapter 11 Proceedings

Also on the Petition Date, the U.S. Debtors, other than NNCI, filed voluntary petitions under Chapter 11 with the U.S. Court. The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of a revolving loan agreement between NNI as lender and NNL as borrower with an initial advance to NNL of $75, to support NNL’s ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings, although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration, for procedural purposes only, of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Flextronics Corporation, Pension Benefit Guaranty Corporation (PBGC) and Law Debenture Trust Company of New York (U.S. Creditors’ Committee). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court.

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

On December 8, 2009, we announced that NNI had entered into an agreement with John Ray for his appointment as principal officer of each of the U.S. Debtors and to work with Nortel management, the Canadian Monitor, the U.K. Administrators and various retained advisors, in providing oversight of the conduct of the businesses of the U.S. Debtors in relation to various matters in connection with the Chapter 11 Proceedings. This appointment was approved by the U.S. Court on January 6, 2010.

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

Administration Proceedings

Also on the Petition Date, the EMEA Debtors made consequential filings and each obtained an administration order from the English Court under the Insolvency Act 1986. The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on Insolvency Proceedings (EC Regulation) and on the basis that each EMEA Debtor’s center of main interests was in England. The UK Administration Proceedings currently extend to January 13, 2012, subject to further extension. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of our operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey.

The U.K. Administration Proceedings in relation to NNUK have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

Certain of our Israeli subsidiaries (Israeli Debtors) have commenced separate creditor protection proceedings in Israel (Israeli Administration Proceedings). On January 19, 2009, an Israeli court (Israeli Court) appointed administrators over the Israeli Debtors (Israeli Administrators). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. Under Israeli law, the Israeli Administration Proceedings are usually ended with either a scheme of arrangement, which returns an Israeli debtor to solvency, or a liquidation. On November 24, 2009, the Israeli Court approved a scheme of arrangement for both Israeli Debtors but resolved in a subsequent application to extend the appointment of the Israeli Administrators with respect to Nortel Networks Israel (Sales and Marketing) Limited (in administration) and provide the Israeli Administrators with the same scope of responsibilities and authorities granted to them under the stay of proceedings order. In light of the above, Nortel Networks Israel (Sales and Marketing) Limited (in administration) remained subject to administration proceedings and is still considered as an Israeli Debtor. The Israeli Administration Proceedings with respect to Nortel Communications Holdings (1997) Limited ended as of December 3, 2009.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (French Court) ordered the commencement of secondary proceedings in respect of NNSA. The French Secondary Proceedings consist of liquidation proceedings during which NNSA continued to operate as a going concern for an initial period of three months. On August 20, 2009, the French Court extended the French Secondary Proceedings until November 28, 2009. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French administrator (French Administrator) and a French liquidator (French Liquidator) have been appointed and are in charge of the day-to-day affairs and continuing business of NNSA in France. The French Court has approved an order to: (i) suspend the liquidation operations relating to the sale of the assets and/or businesses of NNSA for a renewable period of two months, currently extending until the earlier of May 31, 2010 or the filing by Kaspch with the French Court of a letter stating that its bid for the GSM/GSM-R assets of NNSA has become unconditional; (ii) authorize the continuation of the business of NNSA so long as the liquidation operations are suspended; and (iii) maintain the powers of the French Administrator and French Liquidator during the suspension period, except with respect to the sale of assets and/or businesses of NNSA.

Significant Business Divestitures

CDMA and LTE Access Assets

On June 19, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI, had entered into a “stalking horse” asset sale agreement with Nokia Siemens Networks B.V. (NSN) for the planned sale of substantially all of our CDMA business and LTE Access assets for $650. This sale required a court-approved bidding process, known as a “stalking horse” or 363 Sale under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court in late June 2009. Competing bids were required to be submitted by July 21, 2009 and an auction with the qualified bidders was completed on July 24, 2009. Ericsson emerged as the successful bidder for a purchase price of $1,130, subject to certain post closing purchase price adjustments. We obtained U.S. Court and Canadian Court approvals for the sale to Ericsson on July 28, 2009. On November 13, 2009, we announced that following satisfaction of all closing conditions, the sale had concluded. Approximately 2,500 Nortel employees received offers of employment from Ericsson. In connection with this transaction, NNL and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to NSN.

Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the CDMA business and LTE Access assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the CDMA business and LTE Access assets has been recognized as part of reorganization items in the fourth quarter of fiscal 2009. See note 15 to the accompanying audited consolidated financial statements for additional details. The related CDMA business and LTE Access financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

Packet Core Assets

On September 21, 2009, we announced that we planned to sell, by “open auction”, the Packet Core Assets of our WN business. The Packet Core Assets consist of software to support the transfer of data over existing wireless networks and the next generation of wireless communications technology including relevant non-patent intellectual property, equipment and other related tangible assets, as well as a non-exclusive license of certain relevant patents and other intellectual property. The Packet Core Assets exclude legacy packet core components for our GSM and Universal Mobile Telecommunications System (UMTS) businesses. On October 25, 2009, in accordance with court approved procedures, our principal operating subsidiary, NNL, and NNI, entered into an agreement with Hitachi for the sale of our Packet Core Assets for a purchase price of $10. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. On December 8, 2009, we announced that following satisfaction of all closing conditions, the sale was concluded. A gain on disposal of the Packet Core Assets has been recognized as part of reorganization items in the fourth quarter of fiscal 2009. See note 15 to the accompanying audited consolidated financial statements for additional details. The related Packet Core Assets financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Enterprise Solutions Business

On July 20, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset and share sale agreement with Avaya for our North American, CALA and Asian ES business, and an asset sale agreement with Avaya for the EMEA portion of our ES business for a purchase price of $475. These agreements included the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on August 4, 2009. Competing bids were required to be submitted by September 4, 2009 and an auction with the qualified bidders commenced on September 11, 2009. On September 14, 2009, Avaya emerged as the successful bidder for the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. for a purchase price of $900 in cash, subject to certain post closing purchase price adjustments, with an additional pool of $15 reserved for an employee retention program. We obtained U.S. Court and Canadian Court approvals for the sale to Avaya on September 16, 2009. On December 18, 2009, Nortel announced that the sale of substantially all of these assets had been completed. Under the terms of the sale, approximately 6,000 Nortel employees transferred to Avaya. The sale of certain ES assets held by Israeli subsidiaries was subsequently approved by the Israeli Court on December 21, 2009. All other closing conditions had been satisfied as of December 18, 2009.

Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the ES business and NGS assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the ES business and NGS has been recognized in the fourth quarter of fiscal 2009. See note 15 to the accompanying audited consolidated financial statements for additional details. The related ES business and NGS financial results of operations have been classified as discontinued operations for all periods presented. For further information about discontinued operations see note 5 to the accompanying audited consolidated financial statements.

Optical Networking and Carrier Ethernet Businesses

On October 7, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with Ciena for our North American, CALA and Asian Optical Networking and Carrier Ethernet businesses, and an asset sale agreement with Ciena for the EMEA portion of our Optical Networking and Carrier Ethernet businesses for a purchase price of $390 in cash, and 10 million shares of Ciena common stock. These agreements include the planned sale of substantially all the assets of our Optical Networking and Carrier Ethernet businesses globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were ultimately required to be submitted by November 17, 2009. On November 22, 2009, in accordance with court approved procedures, we concluded an auction for the sale of these assets to Ciena, who emerged as the successful bidder, agreeing to pay $530 in cash, subject to certain post closing purchase price adjustments, plus $239 principal amount of Ciena convertible notes due June 2017. At a joint hearing on December 2, 2009, we obtained U.S. Court and Canadian Court approvals for the sale to Ciena.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to completion of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including the approval of the courts in France and Israel. This sale is expected to close in March 2010, subject to confirmation of receipt of all regulatory approvals and satisfaction of all closing conditions.

The related Optical Networking and Carrier Ethernet businesses assets and liabilities were classified as held for sale beginning in the fourth quarter of 2009. We determined that the fair value less estimated costs to sell exceeded the carrying value of the Optical Networking and Carrier Ethernet businesses assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. The related Optical Networking and Carrier Ethernet businesses financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

GSM/GSM-R Business

On September 30, 2009, we announced that we plan to sell by “open auction” substantially all of our global GSM/GSM-R business. In connection with this proposed sale, NNL also expects to transfer specified patents predominantly used in the GSM business and grant non-exclusive licenses of other relevant patents. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were required to be submitted by November 16, 2009. An auction with the qualified bidders concluded on November 24, 2009, with Ericsson and Kapsch emerging as the successful bidders for the sale of these assets for a total purchase price of $103 in cash, subject to certain post closing purchase price adjustments. On November 18, 2009, Kapsch filed its bid for the GSM/GSM-R assets of NNSA with the French Administrator and the French Liquidator. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson and Kapsch on December 2, 2009.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into an EMEA asset sale agreement on behalf of each of the relevant EMEA Debtors. The sale of any GSM/GSM-R assets currently held by NNSA is subject to the approval of the French Court. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to completion of the sale. In addition to the processes and approvals outlined above, consummation of a GSM/GSM-R transaction is subject to the satisfaction of certain regulatory approvals and customary closing conditions. This sale is expected to close by the end of the first quarter of 2010, subject to regulatory approvals and closing conditions.

The related GSM/GSM-R business assets and liabilities have been classified as held for sale beginning in the fourth quarter of 2009. We determined that the fair value less estimated costs to sell exceeded the carrying value of the GSM/GSM-R business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. The related GSM/GSM-R business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

CVAS Business

On December 23, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with GENBAND for our North American,

CALA and Asian CVAS business, and an asset sale agreement with GENBAND for the EMEA portion of CVAS business for a purchase price of $282, subject to balance sheet and other adjustments currently estimated at approximately $100, resulting in estimated net proceeds of approximately $182. These agreements include the planned sale of substantially all the assets of the CVAS business globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the Canadian Court on January 6, 2010 and the U.S. Court on January 8, 2010. Competing bids were required to be submitted by February 23, 2010. No bids were received prior to the bid deadline. On February 24, 2010, we announced that we will not proceed to auction and will work towards closing the asset sale agreements with GENBAND. At a joint hearing on March 3, 2010, Nortel obtained U.S. Court and Canadian Court approval of the sale to GENBAND.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including governmental approvals in Canada and the United States and the approval of the courts in France and Israel. This sale is expected to close in the second quarter of 2010, subject to regulatory approvals and closing conditions.

The related CVAS business assets and liabilities will be classified as held for sale beginning in the first quarter of 2010. We have preliminarily identified individual assets of approximately $60 and liabilities of approximately $116 that are expected to be included as part of the sale transaction.

LGN Joint Venture

On May 27, 2009, we announced that NNL decided to seek a buyer for its majority stake (50% plus 1 share) in LGN, our Korean joint venture with LGE. Our affiliates based in Asia, including LGN, have not filed for creditor protection; however, pursuant to the ongoing Creditor Protection Proceedings, NNL filed a motion with the Canadian Court and received approval for a proposed sale process that has been agreed with LGE and the appointment of Goldman, Sachs & Co. to assist with the proposed divestiture. Any proposed sale that results from the sale process will require the consent of LGE under the terms of the joint venture agreement, and further approval of the Canadian Court.

Nortel Netas

On July 30, 2009, Nortel Networks International Finance & Holdings B. V. (NNIF), an EMEA Debtor, announced that it is evaluating its strategic options including a possible disposal of its 53.13% stake in Nortel Networks Netas Telekomunikasyon A.S. (Netas), a publicly traded Turkish company.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things: (i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are expected to materially change, the purchase price associated with the divestitures discussed above (other than with respect to the planned sale of Nortel’s CVAS business as described above).

Transition Services Agreements

We have entered into TSAs in connection with certain of the completed divestitures discussed above and we are contractually obligated under such TSAs to provide transition services to certain purchasers of our businesses and assets.

In connection with the sale of substantially all of our CDMA business and LTE Access assets, we entered into a TSA with Ericsson pursuant to which we have agreed to provide certain transition services for a period of up to 12 to 24 months after closing of the transaction.

In connection with the sale of substantially all of our ES business, we have entered into a TSA with Avaya pursuant to which we have agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

In connection with the planned sale of substantially all of our GSM/GSM-R business, subject to completion of the divestiture, at closing, we expect to enter into a TSA with Ericsson pursuant to which we would agree to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction and a TSA with Kapsch pursuant to which we would agree to provide certain transition services for a period of up to 12 months after closing of the transaction.

In connection with the planned sale of substantially all of our Optical Networking and Carrier Ethernet businesses, subject to completion of the divestiture, at closing, we expect to enter into a TSA with Ciena pursuant to which we would agree to provide certain transition services for a period of up to 24 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

In connection with the planned sale of substantially all of our CVAS business, subject to completion of the divestiture, at closing, we expect to enter into a TSA with GENBAND pursuant to which we would agree to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

Further Divestitures

The Creditor Protection Proceedings may result in additional sales or divestitures; however, we can provide no assurance we will be able to complete any further sale or divestiture on acceptable terms or at all. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimis value. The Canadian Debtors can generally take similar actions with the approval of the Canadian Monitor. In France, the French Administrator and French Liquidator have the ability to deal with assets of de minimis value in a similar way under statute. There is no formal concept of “abandonment of assets with a de minimis value” in the U.K. Administration Proceedings, although the U.K. Administrators will ordinarily not take any steps to deal with assets where there is no benefit to creditors in them doing so. As Nortel continues to advance in discussions to sell its other businesses, it will consult with the Canadian Monitor, the U.K. Administrators, the U.S. Creditors’ Committee, the Bondholder Group and other stakeholders as appropriate (including the French Administrator, the French Liquidator and the Israeli Administrators as necessary), and any proposed divestiture may be subject to the approval of affected stakeholders and the relevant courts. There can be no assurance that any further proposed sale or divestiture will be developed, confirmed or approved, where required, by any of the relevant courts or affected stakeholders.

Jurisdictional Analysis

We continue to undertake an in-depth analysis to assess the strategic and economic value of several of our subsidiaries, in particular those that are not included in the sale of our businesses or are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, we have made decisions and will continue to make decisions to cease operations or commence liquidation of certain affiliates that are no longer considered strategic or material to the sale of our remaining businesses or assets.

Divestiture Proceeds Received

Proceeds of approximately $1,940, in connection with the completed sales of businesses and assets to date, have been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,028 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets; and

(d)	$884 from the sale of substantially all of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS.

The accompanying audited consolidated financial statements have been prepared by us. Of the $1,940 in proceeds received from divestitures as of December 31, 2009, approximately $1,928 is being held in escrow which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel entities has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in the accompanying audited consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding, the final allocation of divestiture proceeds.

As at December 31, 2009, a further $125 in the aggregate was expected to be received in connection with the divestiture of substantially all of our CDMA business and LTE Access assets and the divestiture of substantially all of our ES business, including the shares of DiamondWare, Ltd. and NGS, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to December 31, 2009, we have received $44 of the $125.

Business Operations

During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation while we continue to focus on the completion of announced sales and the sale of remaining businesses and assets. We have continued to engage with our existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and our divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, we established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in our global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

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

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved a claims process in the U.S. for claims that arose prior to the Petition Date. Pursuant to this claims process, proofs of claim, except in relation to NNCI, had to be received by the U.S. Claims Agent, Epiq Bankruptcy Solutions, LLC (Epiq), by no later than 4:00 p.m. (Eastern Time) on September 30, 2009 (subject to certain exceptions as provided in the order establishing the claims bar date). On December 2, 2009, the U.S. Court approved 4:00 p.m. (Eastern Time) on January 25, 2010 as the deadline for receipt by Epiq of proofs of claim against NNCI (subject to certain exceptions as provided in the order establishing the claims bar date).

On July 30, 2009, we announced that the Canadian Court approved a claims process in Canada in connection with the CCAA Proceedings. Pursuant to this claims process, subject to certain exceptions, proofs of claim for claims arising prior to the Petition Date had to be received by the Canadian Monitor by no later than September 30, 2009. This claims bar date does not apply to certain claims, including inter-company claims as between the Canadian Debtors or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proofs of claim for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to, or must be, received by the Canadian Monitor by the later of September 30, 2009 and 30 days after a proof of claim package has been sent by the Canadian Monitor to the person in respect of such claim.

In relation to NNSA, claims had to be submitted to the French Administrator and the French Liquidator no later than August 12, 2009 with respect to French creditors and October 12, 2009 with respect to foreign creditors. In relation to the Israeli Debtors, the Israeli Court determined that claims had to be submitted to the Israeli Administrators by no later than July 26, 2009. Other than as set forth above with respect to NNSA, no outside bar date for the submission of claims has been established in connection with U.K. Administration Proceedings.

The accompanying audited consolidated financial statements for the year ended December 31, 2009 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 26 of the accompanying audited consolidated financial statements for additional information about claims.

Interim and Final Funding and Settlement Agreements

Historically, we have deployed our cash through a variety of intercompany borrowing and transfer pricing arrangements to allow us to operate on a global basis and to allocate profits, losses and certain costs among the corporate group. In particular, the Canadian Debtors have continued to allocate profits, losses and certain costs among the corporate group through transfer pricing agreement payments (TPA Payments). Other than one $30 payment made by NNI to NNL in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an Interim Funding and Settlement Agreement (IFSA) dated June 9, 2009 under which NNI paid $157 to NNL, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. A portion of this funding may be repayable by NNL to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009.

On December 23, 2009, we announced we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors entered into a Final Canadian Funding and Settlement Agreement (FCFSA). The FCFSA provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063 (FCFSA Claim), which claim will not be subject to any offset. The FCFSA also provides that NNI will pay to NNL approximately $190 over the course of 2010, which amount includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL, on their behalf, for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of our various businesses.

On January 21, 2010, we obtained approvals from the Canadian Court and the U.S. Court of the FCFSA and the creation and allowance of the FCFSA Claim. In addition, we obtained various other approvals from the Canadian Court and U.S. Court including authorization for NNL and NNI to enter into advance pricing agreements with the U.S. and Canadian tax authorities to resolve certain transfer pricing issues, on a retrospective basis, for the taxable years 2001 through 2005.

In addition, in consideration of a settlement payment of $37.5, the United States Internal Revenue Service (IRS) agreed to release all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,000 is reduced to the $37.5 settlement payment. This settlement was a condition of the FCFSA and was approved by the U.S. Court on January 21, 2010. NNI made the settlement payment to the IRS on February 22, 2010.

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the Asia-Pacific (APAC) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the APAC Agreement Subsidiaries net intercompany debt outstanding as of the Petition Date (Pre-Petition Intercompany Debt) to the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA to the extent it elects to participate in the APAC Agreement). A further portion of the Pre-Petition Intercompany Debt will be repayable in monthly amounts but only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. The remainder of each APAC Agreement Subsidiary’s Pre-Petition Intercompany Debt will be subordinated and postponed to the prior payment in full of such APAC Agreement Subsidiary’s liabilities and obligations. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals.

Export Development Canada Support Facility

Effective January 14, 2009, NNL entered into an agreement with EDC (Short-Term Support Agreement) to permit continued access by NNL to the EDC support facility (EDC Support Facility), for an interim period that was extended several times, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. On June 18, 2009, NNL and EDC entered into a cash collateral agreement (Cash Collateral Agreement) in connection with the EDC Facility. NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which an aggregate of $1.5 has been released in the first quarter of 2010, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. The Short-Term Support Agreement expired without further extension on December 18, 2009. Further access by NNL to the EDC Support Facility is at the sole discretion of EDC. NNL’s obligations under the EDC Support Facility are guaranteed by NNI and as of December 31, 2009, there was approximately $6 of outstanding support utilized under the EDC Support Facility.

Other Contracts and Debt Instruments

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to April 23, 2010. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Flextronics

On January 14, 2009, we announced that NNL had entered into an amendment to arrangements (Amending Agreement) with a major supplier, Flextronics Telecom Systems, Ltd. (Flextronics). Under the terms of the Amending Agreement, NNL agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics had notified us of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties would continue in accordance with their terms. Following subsequent negotiations, we resolved various ongoing disputes and issues relating to the interpretation of the Amending Agreement and confirmed, among other things, our obligation to purchase inventory in accordance with existing plans of record of $25. In addition, one of the supplier agreements with Flextronics was not terminated on July 12, 2009, as originally referenced in the Amending Agreement, but instead was extended to December 2009, with a further extension for certain products to July 2010.

We and Flextronics entered into an agreement dated November 20, 2009, which was approved by the U.S. and Canadian courts on December 2, 2009, that, among other things, provides a mechanism for the transfer of our supply relationship to purchasers of our other businesses or assets. In addition, this agreement resolves certain receivable amounts from and payable amounts due to Flextronics.

Since the Petition Date, we have periodically entered into agreements with other suppliers to address issues and concerns as they arise in order to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. In certain circumstances some of these agreements include advance deposit or escrow obligations, or purchase commitments in order to mitigate the risk associated with supplying us during the pendency of the Creditor Protection Proceedings.

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

On March 11, 2010, NNC, NNL, NNI and NNCC each filed a Form 15 related to their respective debt securities and all related guarantees, as applicable, reflecting the automatic suspension of reporting requirements under the Exchange Act as there were less than 300 holders of each series of securities as of January 1, 2010. As a result, NNC is no longer including supplemental condensed consolidating financial information regarding the guarantors and non-guarantors of the debt securities in the notes to the financial statements. NNL also intends to terminate the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934 shortly and suspend its obligations to file periodic reports with the SEC, including Forms 10-K, 10-Q and 8-K. Following the deregistration of its common shares, NNL will continue to be a “reporting issuer” under Canadian securities laws and, as a result, will remain subject to continuous disclosure requirements, including the filing of annual and quarterly financial statements and managements’ discussion and analysis of financial results under applicable Canadian securities laws.

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

Termination of Derivative Instruments

To manage the risk from fluctuations in interest rates and foreign currency exchange rates, we had entered into various derivative transactions in accordance with our policies and procedures. However, as a result of the Creditor Protection Proceedings, the financial institutions that were counterparties in respect of these transactions have terminated the related instruments. Consequently, we are fully exposed to these interest rate and foreign currency risks and are expected to remain exposed at least until the conclusion of the Creditor Protection Proceedings.

Directors’ and Officers’ Compensation and Indemnification

The Initial Order of the Canadian Court in the CCAA Proceedings ordered the Canadian Debtors to indemnify directors and officers of the Canadian Debtors for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations. The Initial Order also included a charge against the property of the Canadian Debtors in an aggregate amount not exceeding CAD$90 as security for such indemnification obligations. On February 26, 2010, the NNC and NNL boards of directors (Nortel Boards) approved the reduction in the amount of the charge to an aggregate amount not exceeding CAD$45 on the condition that such reduction shall have been approved by an order of the Canadian Court which order shall provide for certain related releases in respect of such claims. The reduction in the amount of the charge remains subject to the approval of the Canadian Court.

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

Certain Nortel entities have not filed for bankruptcy protection (Cascade Subsidiaries). Under the laws of various jurisdictions in which the Cascade Subsidiaries operate, the directors, officers and agents of the Cascade Subsidiaries may be subject to personal liability. In order to protect individuals serving as directors on the boards of the Cascade Subsidiaries and to facilitate participation by the Cascade Subsidiaries in our sales of businesses and assets, NNL and NNI have agreed to contribute to a trust (Trust), which will indemnify individuals serving as directors on the boards of the Cascade Subsidiaries and their successors, if any, for any claims resulting from their service as a director, officer or agent of a Cascade Subsidiary, subject to limited exceptions. The establishment of the Trust remains subject to the approval of the Canadian Court and the U.S. Court.

Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the NNL Directors’ Deferred Share Compensation Plan (DSC Plans), non-employee directors could elect to receive all or a portion of their compensation for services rendered as a member of the Nortel Boards, any committees thereof, and as board or committee chairperson, in share units, in cash or a combination of share units and cash. As part of the relief sought in the CCAA Proceedings, we requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding the terms of, or elections under the DSC Plans, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that our directors are entitled to receive remuneration in cash on a then-current basis at then-current compensation levels less an overall $25 thousand reduction. Without this court order, to the extent that directors had elected to receive their compensation in the form of share units, the directors would have received no compensation for their services on a go-forward basis. Since the Petition Date, share units credited under the DSC Plans have not been settled even though several directors have retired from the Nortel Boards. We do not expect to settle any share units held under the DSC Plans in the future. Directors may have an unsecured claim in the CCAA Proceedings with respect to their share unit holdings.

Subsequently, in connection with the reduction in the size of the Nortel Boards from nine directors to three directors and the assumption by the Nortel Boards of additional roles and responsibilities previously discharged by certain committees thereof, the Nortel Boards amended the terms for director compensation effective August 11, 2009. For further information on the changes to director compensation in 2009, see “Director Compensation for Fiscal Year 2009” in the “Executive and Director Compensation” section of the 2009 Annual Report.

Workforce Reductions; Employee Compensation Program Changes

On February 25, 2009, we announced a workforce reduction plan intended to reduce our global workforce by approximately 5,000 net positions. During 2009, we commenced and continued to implement these reductions, in accordance with local country legal requirements. During the year ended December 31, 2009, we undertook additional workforce reduction activities. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date.

For further information, see the “Post-Petition Date Cost Reduction Activities” section of this report. In addition, we have taken and expect to take further, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings.

We continued the Nortel Networks Limited Annual Incentive Plan (Incentive Plan) in 2009 for all eligible employees. The Incentive Plan was modified to permit quarterly rather than annual award determinations and payouts for 2009. This has provided a more immediate incentive for employees upon the achievement of critical shorter-term objectives. For further information on the Incentive Plan in 2009, see “Annual Incentive Plan” in the “Executive and Director Compensation” section of the 2009 Annual Report.

We are continuing the Incentive Plan for 2010. For further information see “Compensation Discussion & Analysis” in the “Executive and Director Compensation” section of the 2009 Annual Report.

Where required, we have obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings. In March 2009, we obtained U.S. Court and Canadian Court approvals for a key employee incentive and retention program for employees in North America, CALA and Asia. The program consists of the Nortel Networks Corporation Key Executive Incentive Plan (KEIP) and the Nortel Networks Corporation Key Employee Plan (KERP). See “Key Executive Incentive Plan and Key Employee Retention Plan” in the “Executive and Director Compensation” section of the 2009 Annual Report for further information on the KEIP and the KERP.

On March 20, 2009, we obtained Canadian Court approval to terminate the Nortel Networks Corporation Change in Control Plan. For further information on this plan, see “CIC Plan” in the “Executive and Director Compensation” section of the 2009 Annual Report.

On March 4, 2010, we obtained U.S. Court approval and on March 8, 2010 we obtained Canadian Court approval for the Nortel Special Incentive Plan (Special Incentive Plan), which is designed to retain personnel at all levels of Corporate Group and NBS critical to complete our remaining work. The Special Incentive Plan was developed in consultation with independent expert advisors taking into account the availability of more stable and competitive employment opportunities available to these employees elsewhere. The Special Incentive Plan is supported by the Canadian Monitor, U.S. Creditors’ Committee and the Bondholders Group. Representative Counsel to former Canadian employees was also advised of the Special Incentive Plan prior to its approval by the Canadian Court and U.S. Court. Approximately 88 percent of the Special Incentive Plan’s costs are being funded by the purchasers of our businesses, pursuant to the terms of sales agreements. Certain purchasers have required that we retain key employees around the world to ensure that the transition to them of the acquired businesses is as effective and efficient as possible.

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. As at December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. See note 25, “Share-based compensation plans”, to the accompanying audited consolidated financial statements, for additional information about our share-based compensation plans.

Settlement Agreement with Former and Disabled Canadian Employee Representatives

On February 8, 2010, the Canadian Debtors reached an agreement on certain employment related matters regarding our former Canadian employees, including our Canadian registered pension plans and benefits for

Canadian pensioners and our employees on long term disability (LTD). We entered into a settlement agreement with court-appointed representatives of our former Canadian employees, pensioners and LTD beneficiaries, Representative Counsel, the Canadian Auto Workers’ union and the Canadian Monitor (Settlement Agreement). The Settlement Agreement remains subject to the approval of the Canadian Court. The Settlement Agreement provides that we will continue to administer the Nortel Networks Negotiated Pension Plan and the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan (Canadian Pension Plans) until September 30, 2010, at which time these Canadian Pension Plans will be transitioned, in accordance with the Ontario Pension Benefits Act, to a new administrator appointed by the Office of the Superintendent of Financial Services. We, as well as the Canadian Monitor, will take all reasonable steps to complete the transfer of the administration of the Canadian Pension Plans to the new administrator. We will continue to fund these Canadian Pension Plans consistent with the current service and special payments we have been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter will make current service payments until September 30, 2010.

For the remainder of 2010, we will continue to pay medical and dental benefits to our pensioners and survivors and our LTD beneficiaries in accordance with the current benefit plan terms and conditions. Life insurance benefits will continue unchanged until December 31, 2010 and will continue to be funded consistent with 2009 funding. Further, we will pay income benefits to the LTD beneficiaries and to those receiving survivor income benefits and survivor transition benefits through December 31, 2010. The employment of the LTD beneficiaries will terminate on December 31, 2010. The parties have agreed to work toward a court-approved distribution, in 2010, of the assets of Nortel’s Health and Welfare Trust, the vehicle through which we generally have historically funded these benefits, with the exception of the income benefits described above, which we will pay directly.

The Settlement Agreement also provides that we will establish a fund of CAD$4.2 for termination payments of up to CAD$3 thousand per employee to be made to eligible terminated employees as an advance against their claims under the CCAA Proceedings.

A charge in the maximum amount of CDN$57 against the Canadian Debtors’ assets will be established as security in support of the payments to be made by us under the Settlement Agreement, which amount will be reduced by the amount of payments made. The Settlement Agreement also sets out the relative priority for claims to be made in respect of the deficiency in the Canadian Pension Plans and Nortel’s Health and Welfare Trust. Under the Settlement Agreement, these claims will rank as ordinary unsecured claims in the CCAA Proceedings.

See note 14 in the accompanying audited consolidated financial statements for further information on our pension and employee benefits plans.

Basis of Presentation and Going Concern Issues

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), assuming that we will continue as a going concern. The financial statements as of December 31, 2008 and for the years ended December 31, 2008 and December 31, 2007 have been presented on a consolidated basis to include us and all of our majority owned and controlled subsidiaries. After consideration of the guidance available in Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 810 “Consolidation” (ASC 810) and ASC 852, the financial statements as of and for the year ended December 31, 2009 have been presented on a basis that consolidates subsidiaries consistent with the basis of accounting applied in 2008 and prior except that, as disclosed further below, certain of our subsidiaries in EMEA, NNUK, NNSA and Nortel Networks (Ireland) Limited (collectively, EMEA Subsidiaries) and the subsidiaries the EMEA Subsidiaries control, have been accounted for under the equity method from the Petition Date.

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

As further described above, beginning on the Petition Date, we and certain of our subsidiaries in Canada, the U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the U.K. and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. We continue to exercise control over our subsidiaries located in Canada, the U.S., CALA and Asia (other than entities in Australia which are wholly-owned subsidiaries of NNUK and therefore are included in the Equity Investees, as defined below), and our financial statements are prepared on a consolidated basis with respect to those subsidiaries. Based on our review of the applicable accounting guidance, we have determined that we did not exercise all of the elements of control over the EMEA Subsidiaries once they filed for creditor protection and, in accordance with ASC 810, were required to deconsolidate the EMEA Subsidiaries, as well as those entities the EMEA Subsidiaries control (collectively, the Equity Investees). However, we continue to exercise significant influence over the operating and financial policies of the Equity Investees. As a result, since the Petition Date we have accounted for our interests in the Equity Investees under the equity method in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures” (ASC 323). On the Petition Date, the Equity Investees were in a net liability position. As the carrying values of the Equity Investees’ net liabilities were not considered to have differed materially from their estimated fair values and due to continuing involvement by us and our consolidated subsidiaries continuing involvement with the Equity Investees, including NNL’s guarantee of the U.K. pension liability ( see “Liquidity and Capital Resources — Future Uses and Sources of Liquidity — Pension and post-retirement obligations”), we concluded that the initial carrying value of our investment in these consolidated financial statements should reflect the Equity Investees’ net liabilities and no gain or loss was recognized on deconsolidation. See note 2 of the accompanying audited consolidated financial statements

The accompanying audited consolidated financial statements include all information and notes required by U.S. GAAP in the preparation of annual consolidated financial statements. Although we are headquartered in Canada, the accompanying audited consolidated financial statements are expressed in U.S. Dollars as the greater part of our financial results and net assets are denominated in U.S. Dollars.

The accompanying audited consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such audited consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in our capitalization; (d) as to operations, the effect of any future changes that may be made in our business; or (e) as to divestiture proceeds held in escrow, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2 to the accompanying audited consolidated financial statements).

The ongoing Creditor Protection Proceedings and completed and proposed divestitures of our businesses and assets raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying audited consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC as applied by us prior to the Creditor Protection Proceedings, except as disclosed above and in notes 3 and 6 to the accompanying audited consolidated financial statements. While the Debtors have filed for and been granted creditor protection, the accompanying audited consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to operate our remaining businesses by renewing and seeking to grow our business with existing customers, competing for new customers, continuing significant research and development (R&D) investments, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. We have also continued our focus on cost containment and cost reduction initiatives during this time. It is our intention to continue to operate our businesses in this manner to maintain and maximize the value of our remaining businesses until they are sold or otherwise addressed. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the accompanying audited consolidated financial statements.

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

For a full discussion of the risks and uncertainties we face as a result of the Creditor Protection Proceedings, including the risks mentioned above, see the Risk Factors section of the 2009 Annual Report. For additional information on the Creditor Protection Proceedings, see note 2 to the accompanying audited consolidated financial statements. Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

Our Business

For most of 2009, we supplied end-to-end networking products and solutions that helped organizations enhance and simplify communications. These organizations ranged from small businesses to multi-national corporations involved in all aspects of commercial and industrial activity, to federal, state and local government agencies and the military. They included cable operators, wireline and wireless telecommunications service providers, and Internet service providers. We designed, developed, engineered, marketed, sold, supplied, licensed, installed, serviced and supported these networking solutions worldwide. Our technology expertise was across carrier and enterprise, wireless and wireline, applications and infrastructure.

Effective January 1, 2009, we decentralized several corporate functions and transitioned to a vertically integrated business unit structure. Enterprise customers are served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers were served by three business units with full responsibility for all products, services, applications, portfolio, business and market development, marketing and R&D functions: WN, CVAS and Metro Ethernet Networks (MEN). We decentralized our Carrier Sales and Global Operations teams as of July 1, 2009.

Our 2008 reportable segments were Carrier Networks (CN), ES, MEN and Global Services (GS). As of the first quarter of 2009, the GS reportable segment was decentralized and transitioned to the other reportable segments. In addition, commencing with the first quarter of 2009, we began to report LGN as a separate reportable segment. Prior to that time, the results of LGN were reported across all of our reportable segments. Commencing with the third quarter of 2009, we began reporting our CVAS business unit as a separate reportable segment. Prior to that time, the results of CVAS were included in the CN reportable segment. Commencing with the third quarter of 2009, the CN segment was renamed as the WN segment. Prior to the third quarter of 2009, the ES business was a separate reportable segment and the results of NGS were included in Other. As discussed above, in the fourth quarter of 2009, we completed the sale to Avaya of substantially all of the assets of the ES business globally, including the shares of NGS and DiamondWare, Ltd. The related ES and NGS financial results of operations have been classified as discontinued operations for all periods presented. Also in the fourth quarter of 2009, we completed the sale to Ericsson of substantially all of the CDMA business and LTE Access assets and the sale to Hitachi of the Packet Core Assets, each included in our WN segment.

As of December 31, 2009, our four reportable segments were WN, CVAS, MEN and LGN:

•

As of December 31, 2009, the WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of December 31, 2009, WN includes GSM and UMTS solutions and the residual CDMA business.

•

As of December 31, 2009, the CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

As of December 31, 2009, the MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes optical networking, Carrier Ethernet switching, and multiservice switching products, and related services. MEN includes the optical networking solutions business and the data networking and security solutions business.

•

As of December 31, 2009, the LGN segment provides telecommunications equipment and network solutions, spanning wired and wireless technologies, to both service providers as well as enterprise customers in both the domestic Korean market and internationally. LGN’s Carrier Network business unit (LGN Carrier) offers advanced CDMA and UMTS solutions to wireless service providers and also includes the Ethernet Fiber Access product line based on next-generation WDM-PON technology. LGN’s Enterprise Solutions business unit (LGN Enterprise) offers a broad and diverse portfolio of voice, data, multimedia, unified communication systems and devices for business communication solutions.

Comparative periods have been recast to conform to the current segment presentation.

As discussed above, we entered into sale agreements with Ciena for the planned sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses, included in our MEN segment, and sale agreements with Ericsson and Kapsch for the planned sale of substantially all of the assets of our GSM/GSM-R business, included in our WN segment. These assets and liabilities have been classified as assets held for sale. As also discussed above, we entered into sale agreements with GENBAND for the planned sale of substantially all the assets of the CVAS business, included in our WN segment.

Other Significant Business Developments

Decision on Mobile WiMAX Business and Alvarion Agreement

On January 29, 2009, we announced that we decided to discontinue our mobile WiMAX business and end our joint agreement with Alvarion Ltd. We worked closely with Alvarion and our mobile WiMAX customers to transition and/or settle our contractual obligations during the year to help ensure that ongoing support commitments are met without interruption or alternative settlements are reached that mutually benefit us and our customers.

Layer 4-7 Data Portfolio

On February 19, 2009, we announced that we had entered into a stalking horse asset purchase agreement to sell certain portions of our Layer 4-7 data portfolio, including certain Nortel Application Accelerators, Nortel Application Switches and the Virtual Services Switch, to Radware Ltd. for approximately $18. We received orders from the U.S. Court and Canadian Court that established bidding procedures for an auction that allowed other qualified bidders to submit higher or otherwise better offers. We subsequently received orders from the U.S. Court and Canadian Court approving the transaction with Radware as the successful bidder and on March 31, 2009, we completed this divestiture. The proceeds from this divestiture have been classified as restricted cash in long-term assets and are currently held in escrow, pending allocation as determined through the Creditor Protection Proceedings.

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

Results of Operations — Continuing Operations

As discussed above, we no longer combine the results of the Equity Investees with our consolidated results. As of the Petition Date, the Equity Investees are accounted for under the equity method of accounting. Prior to the Petition Date, the results of our Equity Investees were included in our consolidated results. Accordingly, the comparative information provided in this “Results of Operations — Continuing Operations” for the year ended December 31, 2009 may not allow meaningful comparison with prior years. The information provided in this “Results of Operations — Continuing Operations” for the year ended December 31, 2009 includes results relating to certain significant businesses and assets that have been sold or announced for sale, including substantially all of our CDMA business and LTE Access assets, the Packet Core Assets, substantially all of the assets of our Optical Networking and Carrier Ethernet businesses, substantially all of the assets of our GSM/GSM-R business , substantially all of the assets of our CVAS business, and LGN. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures”.

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
United States	$2,389	$3,062	$3,494	$(673)	(22)	$(432)	(12)
EMEA(a)	46	1,615	1,846	(1,569)	(97)	(231)	(13)
Canada	335	499	651	(164)	(33)	(152)	(23)
Asia(b)	1,062	1,993	1,442	(931)	(47)	551	38
CALA	256	454	526	(198)	(44)	(72)	(14)

Consolidated	$4,088	$7,623	$7,959	$(3,535)	(46)	$(336)	(4)

(a)	Excludes amounts related to Equity Investees of $902 for 2009.
(b)	Excludes amounts related to Equity Investees of $64 for 2009.

For further discussion of the developments in our various reportable segments, including by geographical region, see “Segment Information.”

2009 vs. 2008

During 2009, customers across all our businesses, in particular in North America, generally responded to ongoing negative macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally and the uncertainty created by the Creditor Protection Proceedings has compounded the situation, further impacting customer orders as well as normal seasonality trends. We continued to experience significant and increasing pressure on our global business due to these adverse conditions.

Revenues decreased to $4,088 in 2009 from $7,623 in 2008, a decrease of $3,535 or 46%. The lower revenues were due to decreases across all regions.

EMEA

Revenues decreased by $1,569 in EMEA in 2009 compared to 2008, primarily due to the deconsolidation of the Equity Investees, which include substantially all of our EMEA subsidiaries.

Asia

Revenues decreased by $931 in Asia in 2009 compared to 2008, due to decreases across all segments. In particular, the LGN segment decreased $561 and the WN segment decreased $249.

U.S.

Revenues in the U.S. decreased by $673 in 2009 compared to 2008, primarily due to decreases in the WN segment of $563.

CALA

Revenues decreased by $198 in CALA in 2009 compared to 2008, primarily due to a decrease of $151 in the WN segment and $28 in the MEN segment.

Canada

Revenues decreased by $164 in Canada in 2009 compared to 2008, primarily due to decreases of $103 in the WN segment and $38 in the MEN segment.

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

Revenues decreased to $7,623 in 2008 from $7,959 in 2007, a decrease of $336 or 4%. The lower revenues were due to decreases in the U.S., EMEA, Canada and CALA regions, partially offset by an increase in Asia.

U.S.

Revenues decreased by $432 in the U.S. in 2008 compared to 2007, primarily due to a decrease in the WN segment of $177, a decrease in the MEN segment of $130 and a decrease in the CVAS segment of $126.

EMEA

Revenues in EMEA decreased by $231 in 2008 compared to 2007, primarily due to a decrease in the WN segment of $190.

Canada

Revenues decreased by $152 in Canada in 2008 compared to 2007, primarily due to a decrease in the WN segment of $135 and the CVAS segment of $35, partially offset by an increase in the MEN segment of $17.

CALA

Revenues decreased by $72 in CALA in 2008 compared to 2007, primarily due to a decrease in the WN segment of $89, partially offset by an increase in the MEN segment of $17.

Asia

Revenues increased by $551 in Asia in 2008 compared to 2007, primarily due to increases in the LGN segment of $488 and the WN segment of $90, partially offset by a decrease in the MEN segment of $33.

Gross Margin

	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Gross profit	$1,732	$3,159	$3,338	$(1,427)	(45)	$(179)	(5)
Gross margin	42.4%	41.4%	41.9%		1.0 points		(0.5) points

2009 vs. 2008

Gross profit for 2009 was $1,732 compared to $3,159 in 2008, a decrease of $1,427 or 45%. The decrease in gross profit was primarily due to a decrease of $1,363 resulting from a decline in sales volumes and in the amount of higher margin deferred revenues recognized in 2009 compared 2008, the unfavorable impact of $199, primarily related to charges associated with the cancellation of certain equity based compensation plans and the impact of pension and post-retirement benefit plans, the unfavorable impact of $120 as a result of unfavorable foreign exchange fluctuations, and the unfavorable impact of $30 as a result of costs related to workforce reduction activities, partially offset by $189 in cost reductions, $151 as a result of the favorable impacts of product and price mix, the favorable impact of $126 as a result of a decrease in inventory provisions, the favorable impact of $51 related to lower warranty cost and the favorable impact of $20 as a result of purchase price variances. Gross profit was also negatively impacted by the deconsolidation of the Equity Investees in 2009. The deconsolidation of the Equity Investees in 2009 contributed to these various factors, with an overall negative impact on gross profit of $210 in 2009.

Gross margin for 2009 was 42.4% compared to 41.4% in 2008, an increase of 1.0 percentage points, primarily as a result of the favorable impacts of cost reduction of 4.6 percentage points, the favorable impact of product and price mix of 3.7 percentage points, the favorable impact of 3.1 percentage points as a result of a decrease in inventory provisions, the favorable impact of lower warranty cost of 1.2 percentage points and the favorable impact of purchase price variances of 0.5 percentage points, partially offset by unfavorable impact of 4.9 percentage points, primarily related to the cancellation of certain equity based compensation plans and the impact of pension and post-retirement benefit plans, the unfavorable impact of foreign currency exchange fluctuations of 2.9 percentage points. Gross margin was also positively impacted by the deconsolidation of the Equity Investees in 2009. The deconsolidation of the Equity Investees in 2009 contributed to these various factors, with an overall positive impact on gross profit of 4.1 percentage points in 2009.

2008 vs. 2007

Gross profit decreased to $3,159 in 2008 compared to $3,338 in 2007, a decrease of $179 or 5%. The decrease was primarily due to the unfavorable impacts of regional and product mix and price erosion of $133,a decrease in sales volume and in the amount of deferred revenues in 2008 compared to 2007 of $130, the unfavorable impact of foreign exchange fluctuations of $36, the reduced impact of purchase price variances of $30 and higher inventory provisions of $29. This decrease was partially offset by cost reduction initiatives of $191, a decrease in a contract-related accruals of $23.

Gross margin decreased to 41.4% in 2008 from 41.9% in 2007, a decrease of 0.5 percentage points, primarily as a result of the unfavorable impacts of regional and product mix of 1.7 percentage points, the unfavorable impact of foreign exchange fluctuations of 0.5 percentage points and higher inventory provisions and other changes each of 0.4 percentage points, partially offset by cost reduction initiatives of 2.4 percentage points.

SG&A and R&D Expenses

	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
SG&A expense	$698	$1,152	$1,476	$(454)	(39)	$(324)	(22)
R&D expense	757	1,141	1,299	(384)	(34)	(158)	(12)

2009 vs. 2008

SG&A expense decreased to $698 in 2009 from $1,152 in 2008, a decrease of $454 or 39%. R&D expense decreased to $757 in 2009 from $1,141 in 2008, a decrease of $384 or 34%. The decreases in SG&A and R&D expenses were primarily due to the deconsolidation of the Equity Investees. Absent the impact of the deconsolidation, SG&A expense would have increased, reflecting higher costs related to workforce reduction activities, partially offset by the impact of headcount reductions and reduced sales and marketing spending in maturing technologies. The decreases in both R&D and SG&A expenses were partially offset by charges related to the cancellation of certain equity based compensation plans and costs related to workforce reduction activities.

2008 vs. 2007

SG&A expense decreased to $1,152 in 2008 from $1,476 in 2007, a decrease of $324 or 22%. R&D expense decreased to $1,141 in 2008 from $1,299 in 2007, a decrease of $158 or 12%. The decrease in SG&A expense was primarily due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives, a decrease in sales and marketing efforts in maturing technologies, a decrease in charges related to our employee compensation plans and lower internal control remediation and finance transformation expenses. R&D expense decreased mainly due to reduced spending for maturing technologies and a reduction in mobile WiMAX R&D expenditure as a result of the agreement with Alvarion Ltd. (now terminated), partially offset by an increase in spending on investments in potential growth areas.

Pre-Petition Date Cost Reduction Plans

The following table sets forth charges (recovery) incurred by restructuring plan:

	2009	2008	2007
Charge (recovery) by Restructuring Plan:
November 2008 Restructuring Plan	$(13)	$53	$—
2008 Restructuring Plan	(29)	103	—
2007 Restructuring Plan	(15)	71	162
2006 Restructuring Plan	—	(1)	15
2004 and 2001 Restructuring Plans	(79)	25	22

Total charge (recovery) excluding discontinued operations	(136)	251	199

Discontinued operations	(4)	50	11

Total charge (recovery) including discontinued operations	$(140)	$301	$210

As a result of the Creditor Protection Proceedings, we ceased taking any further actions under our previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously. announced workforce and cost reduction plans will continue to be accounted for under such plans, and will be classified in cost of revenues, SG&A and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 12 to the accompanying audited consolidated financial statements). Our contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays relating to contract settlement and lease costs are subject to change. As well, we are not following our pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and reestablished under post–Petition Date cost reduction activities. For a description of our previously announced restructuring plans and further details of the charges (recovery) incurred, including by profit and loss category and by segment, see note 12 to the accompanying audited consolidated financial statements.

Post-Petition Date Cost Reduction Activities

In connection with the Creditor Protection Proceedings, we have commenced certain workforce and other cost reduction activities and will undertake further workforce and cost reduction activities during this process. The actions related to these activities are expected to occur as they are identified. The following current estimated charges are based upon accruals made in accordance with U.S. GAAP. The current estimated total charges to earnings and cash outlays are subject to change as a result of our ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claims or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

On February 25, 2009, we announced a workforce reduction plan to reduce our global workforce by approximately 5,000 net positions which, upon completion, is currently expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance being classified as a liability subject to compromise. Included in these amounts are actions related to the Equity Investees, which are described in note 28. On a consolidated basis, absent amounts related to the Equity Investees, the plan is currently expected to result in total charges to earnings of approximately $168 with expected total cash outlays of approximately $77 and the balance being classified as a liability subject to compromise. During the twelve months ended December 31, 2009, we undertook additional workforce reduction activities that, upon completion, are expected to result in total charges to earnings of approximately $176 with expected total cash outlays of $89 and the balance being classified as a liability subject to compromise. These amounts also include actions related to the Equity Investees, which are described in note 28. On a consolidated basis, absent amounts related to the Equity Investees, these activities are expected to result in total charges to earnings of approximately $116 with expected total cash outlays of approximately $54 and the balance being classified as a liability subject to compromise.

For the year ended December 31, 2009, approximately $103 of the total charges relating to the net workforce reduction of 4,065 positions were incurred as of December 31, 2009, which substantially completes the workforce and other cost reduction strategies announced during the year ended December 31, 2009 and discussed above. We currently expect to continue incurring charges and cash outlays related to workforce and other cost reduction strategies during 2010, as we progress through the Creditor Protection Proceedings. We will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan. Nortel incurred workforce reduction charges of $64 that were included in discontinued operations.

The following table sets forth charges by profit and loss category:

For the year ended December 31, 2009
Cost of revenues	$32
SG&A	48
R&D	23
Other	—

Total charges	$103

The following table sets forth charges incurred by segment:

For the year ended December 31, 2009
WN	$67
CVAS	25
MEN	11
LGN	—

Total charges	$103

Other Cost Reduction Activities

During the year ended December 31, 2009, our real estate related cost reduction activities resulted in charges of $8, which were recorded against SG&A and reorganization items. During the year ended

December 31, 2009, we recorded plant and equipment write downs of $14. During the year ended December 31, 2009, we recorded an additional charge of $9 against reorganization items for lease repudiations and other contract settlements. As of December 31, 2009, our real estate and other cost reduction balances were approximately $18, which are classified as subject to compromise.

Gain (Loss) on Sales of Businesses and Sales and Impairments of Assets

We recorded net gain on sales of businesses and sales and impairments of assets, excluding amounts included in reorganization items, of nil in 2009. The gains recorded related to the sale of certain portions of our Layer 4-7 data portfolio in the first quarter of 2009 and the sale of our Calgary facility in the second quarter of 2009. The sale of land in the fourth quarter of 2009, which resulted in a loss of $18, and lease repudiations in the fourth quarter of 2009 offset the gains recorded.

We did not have any material asset or business dispositions in 2008.

We recorded a gain on sales of businesses and assets of $31 in 2007, primarily due to the recognition of previously deferred gains of $21 related to the divestiture of our manufacturing operations to Flextronics, $10 related to the divestiture of the UMTS Access business and $12 related to the sale of a portion of our LGN wireline business. These gains were partially offset by a loss of $8 related to the disposals and write-offs of certain long-lived assets.

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

Other Operating Expense — Net

The components of other operating expense (income) — net were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Royalty license income — net	$(4)	$(7)	$(20)
Litigation charges (recovery)	1	11	(2)
Other — net	108	45	(2)

Other operating expense (income) — net	$105	$49	$(24)

In 2009, other operating expense — net was $105, due primarily to other expenses of $108, partially offset by royalty income of $4 from cross patent license agreements. Other expenses primarily includes $90 in curtailment expense related to pension benefit obligations.

In 2008, other operating expense (income) — net was an expense of $49, primarily due to a $24 write-down of a tax credit, a charge related to an other than temporary impairment in the value of our investment of $11, litigation charges of $11 related to a patent infringement lawsuit settlement, partially offset by royalty income from cross patent license agreements of $7 and a net sales tax refund of $14.

In 2007, other operating expense (income) — net was income of $24, primarily due to $20 in royalties from patented technologies and $2 in litigation recovery primarily due to a third party bankruptcy claim settlement.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	For the Years Ended December 31,
	2009	2008	2007
Gains (losses) on sales and write downs of investments	$(3)	$1	$(5)
Currency exchange gains (losses) — net	40	(38)	176
Billings under transition services agreement	15	—	—
Other — net	(4)	(17)	14

Other income (expense) — net	$48	$(54)	$185

In 2009, Other income (expense) — net was income of $48, primarily comprised of currency exchange gains of $40 due to the weakening of the Canadian Dollar and the Korean Won against the U.S. Dollar and $15 related to the TSAs partially offset by $3 on losses on sales and write downs of investments.

In 2008, other income (expense) — net was an expense of $54, primarily due to losses related to foreign exchange fluctuations of $38, and included in Other-net were costs associated with acquisition-related and divestiture-related activities of $9. The unfavorable impact of foreign exchange fluctuations was primarily as a result of unfavorable changes in the foreign exchange rates of the Canadian Dollar and British Pound against the U.S. Dollar.

In 2007, other income (expense) — net was income of $185, primarily due to foreign exchange gains of $176. The increase in currency exchange gains was primarily due to the strengthening of the Canadian Dollar against the U.S. Dollar.

Interest Expense

Interest expense decreased $23 in 2009 compared to 2008, primarily as a result of the deconsolidation of the Equity Investees and, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized. As a result, $11 of interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying audited consolidated financial statements. In 2009, we have continued to accrue for interest expense of $282 in our normal course of operations related to debt issued by NNC or NNL in Canada based upon the expectation that it will be a permitted claim under the Creditor Protection Proceedings. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Interest expense decreased by $58 in 2008 compared to 2007. The decrease was primarily due to lower LIBOR rates and lower borrowing costs due to the $1,150 of unsecured convertible senior notes issued in March 2007 (Convertible Notes), that refinanced $1,125 of the $1,800 4.25% Notes due 2008. The remaining $675 of the 4.25% Notes due 2008 was refinanced in the first half of 2008.

Reorganization Items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items consisted of the following:

2009
Professional fees(a)	$(120)
Interest income(b)	14
Lease repudiation(c)	47
Key Executive Incentive Plan / Key Employee Retention Plan(d)	(25)
Penalties(e)	(8)
Pension adjustment(f)	(215)
Settlements(g)	103
Gain on divestitures	1,210
Other(h)	(27)

Total reorganization items — net	$979

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes the net impact of the settlement of the U.S. Retirement Income Plan and related PBGC claim.
(g)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net liabilities. See note 26 to the accompanying consolidated financial statements for further information on settlements.
(h)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and revocation of a government grant.

Income Tax Expense

During the year ended December 31, 2009, Nortel recorded a tax expense of $122 on earnings from continuing operations before income taxes, and equity in net earnings of associated companies and Equity Investees of $887. The tax expense of $122 is largely comprised of several significant items, including $48 of income taxes on current year profits in various jurisdictions, $35 net tax accrual relating to the settlement agreement with the IRS (see “Executive Overview — Creditor Protection Proceedings — Interim and Final Funding and Settlement Agreements”), $48 from increases in uncertain tax positions and other taxes of $13. This tax expense was partially offset by a $3 benefit derived from various tax credits and R&D-related incentives, $13 of income taxes resulting from revisions to prior year tax estimates and a recovery of $6 relating to a benefit recorded as a result of the intraperiod allocation rules as described below.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During 2009, income from discontinued operations was offset by losses from continuing operations resulting in a benefit allocated to income tax expense from continuing operations of $6 and charges to discontinued operations of $6.

During the year ended December 31, 2008, Nortel recorded a tax expense of $3,193 on loss from continuing operations before income taxes, minority interests and equity in net earnings (loss) of associated companies of $1,281. Included in the loss from operations before income taxes is impairment related to goodwill in the amount of $1,571 that impacted Nortel’s effective tax rate for the year ended December 31, 2008. The tax expense of $3,193 is largely comprised of several significant items, including $3,020 relating to the establishment of a full valuation allowance against Nortel’s net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey and certain deferred tax assets that are realizable through the reversal of existing taxable temporary differences. Also included in income tax expense is $98 of income taxes on historically profitable entities in Asia, CALA and Europe, $4 of income taxes relating to tax rate reductions enacted during 2008 in Korea, $38 of income taxes resulting from revisions to prior year tax estimates, $37 from increases in uncertain tax positions and other taxes of $25, primarily related to taxes on NNL preferred share dividends in Canada. This tax expense was partially offset by a $29 benefit derived from various tax credits and R&D related incentives.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at December 31, 2009 for all jurisdictions other than Korea and Turkey. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — Equity Investees

As discussed above, as of the Petition Date, the Equity Investees are accounted for under the equity method of accounting. Equity in net loss of equity investees was $445 for the year ended December 31, 2009. The following discussion relates to the key components comprising the Equity Investees’ net loss.

Revenues

The general trends related our consolidated revenues for 2009 discussed above, were also applicable to the Equity Investees. See “Results of Operation — Continuing Operations”.

2009

Revenue in 2009 was $977, excluding $481 in discontinued operations, comprised primarily of $902 in EMEA and $64 in Asia and $11 in other regions. The MEN segment revenue of $462 was comprised of $261 and $201 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $291 resulting primarily from the GSM and UMTS solutions business. The CVAS segment revenue was $213.

Gross Margin

Gross profit was $417 for 2009. Gross margin was 28.6% for 2009.

SG&A and R&D Expense

SG&A and R&D expenses were $511 and $118 for 2009, respectively.

Post Petition Date Cost Reduction Activities

Included in the February 25, 2009 workforce reduction plan described above were global workforce reductions of approximately 1,300 net positions for the Equity Investees which upon completion are expected to result in total charges to earnings of approximately $100 and total cash outlays of approximately $83. The additional workforce reduction activities announced during 2009 are, upon completion, expected to result in total charges to earnings of approximately $60 and total cash outlays of approximately $35. As of December 31, 2009, approximately $186 in total charges relating to net workforce reductions of 1,339 positions were incurred by the Equity Investees.

Reorganization Items — net

The components of reorganization items — net were as follows:

For the year ended December 31, 2009
Professional fees	$(140)
Interest income	6
Pension adjustment	(4)
Lease repudiation	2
Key Executive Incentive Plan / Key Employee Retention Plan	(10)
Penalties	(9)
Settlements	17
Gain on divestitures	10
Other	(13)

Total reorganization items — net	$(141)

See “Results of Operations — Continuing Operations — Reorganization Items — net” for a description of the nature of these reorganization items.

Results of Operations—Discontinued Operations

As discussed above, we have completed the sale of substantially all of the assets of the ES business globally, including the shares of DiamondWare, Ltd. and NGS. These assets and liabilities were classified as assets held for sale at September 30, 2009. The related ES and NGS financial results of operations have been classified as discontinued operations. See “Executive Overview—Creditor Protection Proceedings—Significant Business Divestitures”.

2009 vs. 2008

Earnings from discontinued operations, net of taxes, for 2009 was $201. Revenues for 2009 were $1,365 with a gross profit of $439. We recorded reorganization items of $688, including a gain of $756 on the divestiture of substantially all of our ES business, including the shares of DiamondWare Ltd. and NGS, in the fourth quarter of 2009. These earnings were partially offset by SG&A and R&D expenses of $584 and $266, respectively, $48 in goodwill impairment and $14 in other charges, primarily related to pension curtailment charges offset by royalty income. Revenues were negatively impacted by the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings.

Loss from discontinued operations, net of taxes, for 2008 was $1,175. Revenues for 2008 were $2,798 with a gross profit of $1,126. SG&A and R&D expenses were $1,001 and $432, respectively. Also included in the loss from discontinued operations were $808 in goodwill impairment charges related to ES.

2008 vs. 2007

Loss from discontinued operations, net of taxes, for 2008 was $1,175. Revenues for 2008 were $2,798 with a gross profit of $1,126. SG&A and R&D expenses were $1,001 and $432, respectively. Also included in the loss from discontinued operations were $808 in goodwill impairment charges related to ES.

Loss from discontinued operations, net of taxes, for 2007 was $161. Revenues for 2007 were $2,989 with a gross profit of $1,276. SG&A and R&D expenses were $1,014 and $424, respectively.

For further information about discontinued operations see note 5 to the accompanying audited consolidated financial statements.

Segment Information

How We Measure Business Performance

Our CRO has been identified as our Chief Operating Decision Maker in assessing the performance of and allocating resources to our operating segments. The primary financial measure used by the CRO is Management Operating Margin (Management OM). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. The financial information for our business segments presented below includes the results of the Equity Investees as if they were consolidated, which is consistent with the way we manage our business segments. However, as discussed above, the Equity Investees are accounted for under the equity method of accounting as of the Petition Date. Therefore, in order to reconcile the financial information for the segments discussed below to our consolidated financial information, we must remove the net financial results of the Equity Investees. For a full reconciliation of Management OM to net earnings (loss) under U.S. GAAP, see note 10 to the accompanying audited consolidated financial statements. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

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

Wireless Networks

The following table sets forth segment revenues and Management OM for the WN segment:

	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Segment Revenues
CDMA solutions	$1,574	$2,364	$2,532	$(790)	-33%	$(168)	-7%
GSM and UMTS solutions	789	1,393	1,723	(604)	-43%	(330)	-19%

Total Segment Revenues	$2,363	$3,757	$4,255	$(1,394)	-37%	$(498)	-12%

Management OM	$568	$766	$984	$(198)	-26%	$(218)	-22%

2009 vs. 2008

WN revenues decreased to $2,363 in 2009 from $3,757 in 2008, a decrease of $1,394 or 37%, due to decreases across all businesses.

CDMA solutions decreased by $790 primarily due to declines in the U.S., Canada, Asia, and CALA of $531, $102, $58, and $52, respectively. The decreases were driven by the sale of substantially all of our CDMA business and LTE Access assets to Ericsson on November 13, 2009, which resulted in a partial year of CDMA solutions revenues in 2009. The declines in the U.S. were also driven by a decline in sales volumes with a certain customer due to the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, partially offset by increased sales volumes by certain customers and the recognition of deferred revenues in 2009 related to market expansions and integration activities. The decrease in Canada was primarily due to reduced spending as a result of a change in technology migration plans by certain customers. The decrease in Asia was mainly due to the recognition of deferred revenues and an adjustment to revenues in 2008, each of which resulted from the completion of obligations in connection with the termination of a customer contract, partially offset by the recognition of deferred revenues in 2009 as a result of the completion of software deliverables and license fees related to next generation technologies from certain customers. The decline in CALA was primarily due to revenues related to certain project completions in 2008 not repeated to the same extent in 2009.

GSM and UMTS solutions decreased by $604 primarily due to declines in EMEA, Asia and CALA of $284, $190 and $99, respectively, primarily due to declines in sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. Additionally, the decrease in Asia was due, in part, to certain project completions in 2008 not repeated in 2009 and the decrease in CALA was due, in part to certain customer contracts in 2008 not repeated in 2009.

WN Management OM decreased to $568 in 2009 from $766 in 2008, a decrease of $198. This decrease was a result of a decrease in gross profit of $584, partially offset by decreases in both R&D and SG&A expenses of $255 and $131, respectively.

WN gross profit decreased to $1,183 from $1,767, while gross margin increased to 50.1% from 47.0%. The decrease in gross profit was primarily due to a decline in sales volumes as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, partially offset by lower inventory provisions and the favorable impacts of product and customer mix. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives, partially offset by higher spending on our 4G next generation wireless technology in the first quarter of 2009. Additionally, SG&A expense declined due to efficiencies resulting from the realignment of sales and support teams into the businesses.

2008 vs. 2007

WN revenues decreased to $3,757 in 2008 from $4,255 in 2007, a decrease of $498 or 12%. The decrease was due to declines in both the CDMA solutions and GSM and UMTS solutions business.

GSM and UMTS solutions decreased by $330 primarily due to decreases in EMEA and CALA of $230 and $84, respectively. The decline in EMEA was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008 and a decline in sales volumes. The decrease in CALA was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008.

CDMA solutions decreased by $168 primarily due to declines in the U.S. and Canada of $172 and $132, respectively, partially offset by an increase in Asia of $101. The decrease in the U.S. was primarily due to reduced spending by certain customers as a result of capital expenditure constraints resulting from the expanding economic downturn, certain customer contracts in 2007 not repeated in 2008 and a decline in sales volumes, partially offset by an increase due to the completion of a certain customer contract obligation resulting in the recognition of previously deferred revenues in 2008. The decrease in Canada was primarily due to reduced spending as a result of a change in technology migration plans by certain customers. The increase in Asia was primarily due to the recognition of deferred revenues and an adjustment to revenues, each of which resulted from the completion of obligations in connection with the termination of a customer contract in 2008 as well as higher sales volumes.

WN Management OM decreased to $766 in 2008 from $984 in 2007, a decrease of $218 as a result of a decrease in gross profit of $311, partially offset by decreases in both R&D and SG&A expenses of $54 and $39, respectively.

WN gross profit decreased to $1,767 from $2,078, and gross margin decreased to 47.0% from 48.8%. The decrease in gross profit was primarily due to lower sales volumes as a result of reduced spending by certain customers due to capital expenditure constraints resulting from the expanding economic downturn, and charges related to excess and obsolete inventory, partially offset by cost reduction initiatives, favorable product mix and lower warranty costs. The decrease in SG&A expense was mainly due to decreased investment in sales and marketing efforts in maturing technologies and cost containment efforts. The decrease in R&D expense was primarily due to reduced spending for maturing technologies, productivity gains enabled by consolidation of labs and resources, improved process and movement to low-cost countries, partially offset by an increase in spending on investments in potential growth areas.

Carrier VoIP and Application Solutions

The following table sets forth segment revenues and Management OM for the CVAS segment:

	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Segment Revenues
Circuit and packet voice solutions	$734	$872	$1,030	$(138)	-16%	$(158)	-15%

Total Segment Revenues	$734	$872	$1,030	$(138)	-16%	$(158)	-15%

Management OM	$18	$(38)	$(3)	$56	-147%	$(35)	1167%

2009 vs. 2008

CVAS revenues decreased to $734 in 2009 from $872 in 2008, a decrease of $138 or 16%.

The decline in circuit and packet voice solutions revenues of $138 was due to declines across all regions. The decrease in EMEA of $47 was mainly due to the impact of unfavorable foreign exchange fluctuations and a decline in sales volumes related to VoIP technology products and CVAS services, as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in the U.S. of $38 was primarily due to reduced spending by certain customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, almost entirely offset by contract deliveries and project completions in 2009. The decrease in Canada of $23 was mainly due to reduced spending by certain customers as a result of the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings. The decrease in Asia of $17 was mainly due to decreased sales volumes.

CVAS Management OM increased to $18 in 2009 from a loss of $38 in 2008, an increase of $56. This increase was a result of decreases in both R&D and SG&A expenses of $34 and $16, respectively, and an increase in gross profit of $6.

CVAS gross profit increased to $310 from $304, while gross margin increased to 42.2% from 34.9%. The increase in gross profit was primarily due to product and services margin strength, lower overall cost spending and inventory provision benefits. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives.

2008 vs. 2007

CVAS revenues decreased to $872 in 2008 from $1,030 in 2007, a decrease of $158 or 15%.

The decline in circuit and packet voice solutions revenues of $158 was primarily due to declines in the U.S. and Canada of $126 and $35, respectively, which largely resulted from the completion of several VoIP buildouts in 2007 that were not repeated in 2008, as well as reduced customer spending as a result of the expanding economic downturn, and a decline in demand for TDM products.

CVAS Management OM decreased to a loss of $38 in 2008 from a loss of $3 in 2007, a decrease of $35. This decrease was a result of a decrease in gross profit of $85, partially offset by decrease in both SG&A and R&D expenses of $33 and $17, respectively,

CVAS gross profit decreased to $304 from $389, while gross margin decreased to 34.8% from 37.8%. The decrease in gross profit was primarily due to lower sales volumes as a result of reduced spending by certain customers due to capital expenditure constraints resulting from the expanding economic downturn, and charges related to excess and obsolete inventory, partially offset by cost reduction initiatives, favorable product mix and lower warranty costs. The decrease in SG&A expense was mainly due to decreased investment in sales and marketing efforts in maturing technologies and cost containment efforts. The decrease in R&D expense was primarily due to reduced spending for maturing technologies, productivity gains enabled by consolidation of labs and resources, improved process and movement to low-cost countries, partially offset by an increase in spending on investments in potential growth areas.

Metro Ethernet Networks

The following table sets forth segment revenues and Management OM for the MEN segment:

	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Segment Revenues
Optical networking solutions	$1,025	$1,312	$1,404	$(287)	-22%	$(92)	-7%
Data networking and security solutions	290	401	473	(111)	-28%	(72)	-15%

Total Segment Revenues	$1,315	$1,713	$1,877	$(398)	-23%	$(164)	-9%

Management OM	$116	$72	$122	$44	61%	$(50)	-41%

2009 vs. 2008

MEN revenues decreased to $1,315 in 2009 from $1,713 in 2008, a decrease of $398 or 23%, due to decreases across all businesses.

Revenues in the optical networking solutions business decreased by $287 primarily due to declines in EMEA, the U.S., Asia and Canada of $156, $41, $34 and $31, respectively. The decrease in EMEA was mainly due to lower sales volumes from certain customers in 2009 compared to 2008, the recognition of deferred revenues 2008 that did not repeat in 2009, and the unfavorable impact of foreign exchange fluctuations. The decrease in the U.S. was primarily due to revenues from a certain customer related to Metro WDM products in 2008 that did not repeat to the same extent in the 2009 and lower sales volumes resulting from the continuing economic downturn and the uncertainty created by the Creditor Protection Proceedings, partially offset by increased sales volumes in next generation products with certain customers. Revenues in Asia decreased mainly due to the timing of major customer orders in 2009 and the completion of certain projects in 2008 that did not repeat to the same extent in 2009, partially offset by the recognition of deferred revenue for a certain customer in

2009. Revenues in Canada decreased mainly due to lower sales volumes in 2009 due to uncertainty created by the Creditor Protection Proceedings, lower sales volumes from certain customers related to legacy products as they migrate to 4G products, and the unfavorable impact of foreign exchange fluctuations, partially offset by increased demand for Metro WDM and Sonet equipment in 2009 from a particular customer.

The decrease in the data networking and security solutions business of $111 was primarily due to declines in EMEA and the U.S. of $76 and $21, respectively. The decrease in EMEA was mainly due to the recognition of deferred revenues in 2008 that did not repeat in 2009, lower demand for Passport products as a result of market declines and the unfavorable impact of foreign exchange fluctuations. The decrease in the U.S. was primarily due to revenues from a certain customers related to Passport products in 2008 that did not repeat to the same extent in 2009.

MEN Management OM increased to $116 in 2009 from $72 in 2008, due to decreases in both R&D and SG&A expenses of $73 and $53, respectively, partially offset by a decline in gross profit of $83.

MEN gross profit decreased to $508 in 2009 from $591 in 2008, while gross margin increased from 34.5 to 38.7%. Gross profit decreased primarily as a result of lower sales volumes, the unfavorable impact of foreign exchange fluctuations and price erosion, partially offset by lower warranty expense, a one-time cost related to a settlement with one of our suppliers in 2008, and a decrease in delivery related costs in 2009. R&D expense decreased primarily due to the cancellation of certain R&D programs, reduced spending in maturing technologies and the favorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions and the favorable impact of foreign exchange fluctuations.

2008 vs. 2007

Due to declines in both the optical networking solutions and data networking solutions businesses, MEN revenues decreased to $1,713 in 2008 from $1,877 in 2007, a decrease of $164 or 9%.

The decrease in the optical networking solutions business revenues of $92 was primarily due to declines in the U.S. and Asia of $63 and $44, respectively, partially offset by increases in CALA and Canada of $24 and $7, respectively. The decrease in the U.S. was mainly due to reduced demand for legacy products and significant revenues from a certain customer in 2007 that did not repeat to the same extent in 2008. The decrease in Asia was primarily due to lower sales volumes related to reduced demand for legacy products and significant revenues from certain customers in 2007 that did not repeat to the same extent in 2008. Revenues in CALA increased primarily due to higher sales volumes related to our next generation products. The increase in Canada was largely due to the completion of certain customer contract obligations resulting in the recognition of previously deferred revenue, volume increases related to our next generation products for long-haul applications, and the favorable impact of foreign exchange fluctuations, partially offset by the completion of certain other customer contract obligations that resulted in the recognition of previously deferred revenue in 2007 that did not repeat in 2008.

Revenues in the data networking and security solutions business decreased $72 primarily due to declines in the U.S. and EMEA of $67 and $19, respectively, partially offset by an increase in Asia of $11. The decrease in the U.S. was primarily due to the completion of a certain customer contract deliverable that resulted from the termination of a supplier agreement resulting in the recognition of previously deferred revenue in 2007 not repeated in 2008. The decrease in EMEA was primarily due to the completion of a certain customer contract obligation that resulted in the recognition of previously deferred revenue in 2007 not repeated in 2008 and a decline in sales volumes across multiple customers related to the declining multi-server switch market, partially offset by an increase resulting from the completion of certain other customer contract obligations resulting in the recognition of previously deferred revenues. The increase in Asia was mainly due to higher sales volumes and the completion of network deployments in 2008 for certain customers resulting in the recognition of previously deferred revenue.

MEN Management OM decreased to $72 in 2008 from $122 in 2007, a decrease of $50. The decrease was a result of a decrease in gross profit of $104, partially offset by declines in R&D and SG&A expenses of $38 and $16, respectively.

MEN gross profit decreased to $591 in 2008 from $695 in 2007, and gross margin decreased from 37.0% to 34.5%. The decrease in gross profit was primarily due to lower sales volumes, higher inventory provisions, increased costs due to a settlement with one of our suppliers, price erosion and unfavorable product mix and higher warranty and royalty costs, partially offset by our cost reduction initiatives. R&D expense decreased primarily due to reduced spending in maturing technologies, partially offset by the unfavorable impact of foreign exchange fluctuations and increased investment in potential growth areas. SG&A expense decreased primarily as a result of cost containment efforts, partially offset by the unfavorable impact of foreign exchange fluctuations.

LGN

The following table sets forth segment revenues and Management OM for the LGN segment:

	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$ Change	% Change	$ Change	% Change
Segment Revenues(a)
LGN Carrier	$458	$1,015	$516	$(557)	-55%	$499	97%
LGN Enterprise	186	259	265	(73)	-28%	(6)	-2%

Total Segment Revenues	$644	$1,274	$781	$(630)	-49%	$493	63%

Management OM	$59	$341	$98	$(282)	-83%	$243	248%

(a)	Services revenues within the LGN segment are reported within the LGN Carrier and LGN Enterprise businesses.

2009 vs. 2008

LGN revenues decreased to $644 in 2009 from $1,274 in 2008, a decrease of $630 or 49%, due to decreases across both LGN Carrier and LGN Enterprise businesses.

Revenues in LGN Carrier decreased by $557 primarily due to a decrease in Asia of $552. This decrease was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in 2008 not repeated in 2009 due to network completions, the unfavorable impact of foreign exchange fluctuations, high sales volumes related to our 3G wireless products in 2008 not repeated to the same extent in 2009 and the uncertainty created by the Creditor Protection Proceedings.

Revenues in LGN Enterprise decreased by $73 primarily due to decreases in EMEA and Asia of $56 and $9, respectively, primarily due to a decline in sales volumes as a result of the continuing economic downturn, and in Asia, also due to the unfavorable impact of foreign exchange fluctuations and the uncertainty created by the Creditor Protection Proceedings.

LGN Management OM decreased to $59 in 2009 from $341 in 2008, a decrease of $282. The decrease was a result of a decrease in gross profit of $322, partially offset by declines in both R&D and SG&A expenses of $20 and $20, respectively.

LGN gross profit decreased to $180 in 2009 from $502 in 2008, while gross margin decreased from 39.4% to 28.0%. The decrease in gross profit was primarily a result of the recognition of high margin revenues in 2008 not repeated in 2009 and the unfavorable impact of foreign exchange fluctuations. Both R&D and SG&A expenses decreased primarily due to the favorable impact of foreign exchange fluctuations.

2008 vs. 2007

LGN revenues increased to $1,274 in 2008 from $781 in 2007, an increase of $493 or 63%, due to an increase in LGN Carrier business, partially offset by a decrease in LGN Enterprise business.

Revenues in LGN Carrier increased by $499 primarily due to an increase in LGN sales in Asia of $490. This increase was primarily due to the completion of certain customer contract obligations that resulted in the recognition of previously deferred revenues in 2008, the favorable impact of foreign exchange fluctuations and high sales volumes related to our 3G wireless products in 2008.

Revenues in LGN Enterprise decreased by $6 primarily due to decreases in EMEA of $10, primarily due to a decrease in sales volumes.

LGN Management OM increased to $341 in 2008 from $98 in 2007, an increase of $243. The increase was a result of an increase in gross profit of $242 and a decrease in R&D expense of $3, partially offset by an increase in SG&A expense of $2.

LGN gross profit increased to $502 in 2008 from $260 in 2007, while gross margin increased from 33.3% to 39.4%. The increase in gross profit was primarily a result of the recognition of high margin revenues in 2008 and the favorable impact of foreign exchange fluctuations. Both R&D and SG&A expenses were also impacted by the favorable foreign exchange fluctuations.

Liquidity and Capital Resources

Overview

As at December 31, 2009, our cash and cash equivalents balance was $1,998. Cash held by our Equity Investees as at December 31, 2009 was $815.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of December 31, 2009: $974 in the U.S., $100 in Canada, $372 in joint ventures, $137 in China, $254 in Asia, $147 in CALA and $14 in EMEA. These amounts exclude restricted cash of $2,020, including an aggregate of approximately $1,973 in Canada, $37 in the U.S, $9 in Asia and $1 in CALA. Cash held by our Equity Investees (and not included in our consolidated cash position) as of December 31, 2009 included $725 in EMEA, $68 in joint ventures in EMEA and $22 in Asia.

Since June 2009, more than $2,000 in net proceeds have been generated through the completed sales of businesses. As at December 31, 2009, $1,928 of the divesture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. As at December 31, 2009, a further $125 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to December 31, 2009, Nortel’s escrow agent has received $44 of the $125. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

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

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements have been extended and will currently expire on March 31, 2010 unless further extended by agreement of the parties and, in the case of the Canada-EMEA agreement, with the consent of the Canadian Monitor and U.K. Administrators. During the pendency of the Creditor Protection Proceedings we generally have not and do not expect to make payments to satisfy any of the interest obligations of the Debtors.

Historically, we have relied upon additional cash management provisions including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs. In particular, the Canadian Debtors allocated profits, losses and certain costs among the corporate group through TPA Payments. Other than one $30 payment made by NNI to NNL in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date and, as a result, NNL’s cash flow has been significantly impacted. As discussed earlier, the Canadian Debtors, the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA, which acceded to the IFSA on September 11, 2009), entered into the IFSA dated June 9, 2009 under which NNI has paid $157 to NNL, in four installments during 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009.

As also discussed earlier, on December 23, 2009, we announced we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors have entered into the FCFSA, which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. The FCFSA also provides that NNI will pay to NNL approximately $190 over the course of 2010, which includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL on their behalf for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of our various businesses. Also in connection with the FCFSA, NNL and NNI received the approval of the Canadian Court and U.S. Court, respectively, to enter into advance pricing agreements with the U.S. and Canadian tax authorities to resolve certain transfer pricing issues, on a retrospective basis, for the taxable years 2001 through 2005, which was a condition of the FCFSA. In addition, in consideration of a settlement payment of $37.5, the IRS has agreed to release all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. NNI made the settlement payment to the IRS on February 22, 2010. See “Executive Overview- Creditor Protection Proceedings — Interim and Final Funding and Settlement Agreement” for further information about the IFSA and FCFSA.

A revolving loan agreement between NNI, as lender, and NNL, as borrower, was approved by the Canadian Court and, subject to certain conditions, approved by the U.S. Court on an interim basis. An initial amount of $75 was approved and drawn, and the remaining $125 provided for under the agreement is subject to U.S. Court approval. We are not seeking U.S. Court approval at this time to draw down the remaining $125. The loan bears interest at 10% per annum, and is secured by a charge on our Ottawa, Ontario facility, and subject to certain conditions, an intercompany charge, each as approved by the Canadian Court (see note 2 to the accompanying audited consolidated financial statements). NNL’s obligations under the loan are unconditionally guaranteed by NNTC and each of the other Canadian Debtors. The agreement currently matures on December 31, 2010, subject to extension to June 30, 2011, and contains certain covenants, including mandatory prepayment of loans with the net cash proceeds from certain asset dispositions.

Under the Cash Collateral Agreement, which was entered into in connection with the EDC Facility, NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which $1.5 has been released in the first quarter of 2010, see “Executive Overview — Creditor Protection Proceedings — Export Development Canada Support Facility; Other Contracts and Debt Instruments”. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. Approximately $15 of cash collateral has been posted by Nortel in support of non-EDC performance bonds and letter of credit facilities.

To enable the APAC Agreement Subsidiaries to preserve their assets and businesses, the Debtors entered into the APAC Agreement. Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries will be restructured. Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the Pre-Petition Intercompany Debt. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors have initially received approximately $15, $18 and $15, respectively, in aggregate in respect of the APAC Agreement. A further portion of the Pre-Petition Intercompany Debt will be repayable in monthly amounts subject to certain conditions. The remainder of each APAC Agreement Subsidiary’s Pre-Petition Intercompany Debt will be subordinated and postponed to the prior payment in full of such APAC Agreement Subsidiary’s liabilities and obligations. See “Executive Overview — Creditor Protection Proceedings — APAC Debt Restructuring Agreement”.

We have commenced several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. Some of these initiatives include the workforce reduction plan announced on February 25, 2009 and other ongoing workforce and cost reduction activities and reviews of our real estate and other property leases, IT equipment agreements, supplier and customer contracts and general discretionary spending as well as our new organizational structure announced on August 10, 2009, see “Executive Overview — Creditor Protection Proceedings — Business Operations”. We continue to undergo an in-depth analysis to assess the strategic and economic value of several of our subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, we have started making decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and, with respect to the Equity Investees, the U.K. Administrators, and may be impacted by the Creditor Protection Proceedings. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund our operations during this process; (iii) the current support under the EDC Support Facility or other cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; (iv) ; or (v) the Debtors will be able to access proceeds in a timely manner from divestitures completed after the Petition Date as the Debtors continue discussions on allocation of proceeds from the divestitures of our businesses and assets.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $362 in 2009 to $1,998, primarily due to the impact of the deconsolidation of the Equity Investees in 2009 and cash used in financing activities, partially offset by cash from operating activities, including the positive cash flow impact of the Creditor Protection Proceedings, cash from investing activities and the favorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand for the years ended and as of December 31 2009, 2008 and 2007:

	For the Years Ended December,
	2009	2008	2007
Net earnings (loss) attributable to NNC	$488	$(5,799)	$(957)
Net earnings (loss) from discontinued operations — net of tax	(201)	$1,175	161
Non-cash items	313	4,768	1,334
Changes in operating assets and liabilities:
Accounts receivable — net	682	371	198
Inventories — net	135	(46)	(39)
Accounts payable	(154)	(184)	(17)

	663	141	142
Changes in other operating assets and liabilities
Deferred costs	154	509	125
Income taxes	68	(18)	23
Payroll, accrued and contractual liabilities	236	(312)	(1,001)
Deferred revenue	(15)	(208)	(174)
Advanced billings in excess of revenues recognized to date on contracts	(251)	(706)	165
Restructuring liabilities	(41)	(202)	(187)
Other	(138)	56	(51)

	13	(881)	(1,100)
Net cash from (used in) operating activities of continuing operations	1,276	(596)	(420)
Net cash from (used in) operating activities of discontinued operations	(941)	29	17

Net cash from (used in) operating activities	335	(567)	(403)
Net cash from (used in) investing activities of continuing operations	(792)	(249)	389
Net cash from (used in) investing activities of discontinued operations	898	(61)	19

Net cash from (used in) investing activities	106	(310)	408
Net cash used in financing activities of continuing operations	(128)	(73)	(68)
Net cash from financing activities of discontinued operations	(1)	(1)	(1)

Net cash used in financing activities	(129)	(74)	(69)
Effect of foreign exchange rate changes on cash and cash equivalents	50	(184)	104

Net cash from (used in) continuing operations	406	(1,102)	5
Net cash from (used in) discontinued operations	(44)	(33)	35

Net increase (decrease) in cash and cash equivalents	362	(1,135)	40
Cash and cash equivalents at beginning of year	2,397	3,532	3,492
Less: Cash and cash equivalents of Equity Investees	(761)	—	—

Cash and cash equivalents at beginning of year	1,636	3,532	3,492
Less: Cash and cash equivalents of discontinued operations at end of year	—	(44)	(77)

Cash and cash equivalents of continuing operation at end of year	$1,998	$2,353	$3,455

Operating Activities

In 2009, our net cash from operating activities of $335 resulted from cash of $663 from changes in operating assets and liabilities plus a net gain of $287, net of discontinued operations, adjustments for non-cash items of $313 and net cash of $13 due to changes in other operating assets and liabilities, partially offset by cash used in operating activities of discontinued operations of $941. The changes in operating assets and liabilities was primarily driven by the divestiture activities. The primary additions to our non-cash items were $1,058 in reorganization items under ASC 852, including gains on sales for Ericsson of $1,202, partially offset by $445 related to equity in net loss of the Equity Investees, pension and other accruals of $264, amortization and depreciation of $191, and share-based compensation expense of $56, primarily related to the cancellation of certain equity-based compensation plans. The net cash used in other operating activities was mainly due to the reduction of advance billings of $251 and the change in other operating assets and liabilities of $138, primarily comprised of changes to the restructuring accruals and pension adjustments, partially offset by the change in deferred costs of $154.

In 2008, our net cash used in operating activities of $567 resulted from a net loss of $4,624, net of discontinued operations, plus net uses of cash of $881 due to changes in other operating assets and liabilities, partially offset by adjustments for non-cash items of $4,768 and cash of $141 from changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $706 primarily as a result of the completion of contracts in LGN, partially offset by the change in deferred costs of $509 due to the release of related revenues. The use of cash for payroll, accrued and contractual liabilities of $312 was primarily due to bonus payments and sales compensation accruals, SG&A and interest accruals. The change of $56 in the category of Other, under operating assets and liabilities, was primarily comprised of pension payments. The primary additions to our net loss for non-cash items were deferred income taxes of $3,053 primarily related to an increase in our deferred tax asset valuation allowance, goodwill impairment charge of $1,571 relating to all of our reportable segments, amortization and depreciation of $280, and minority interest of $152.

For additional information with respect to the increase in our deferred tax asset valuation allowance and the goodwill impairment charge, see “Application of Critical Accounting Policies and Estimates — Income Taxes — Tax Asset Valuation” and “Application of Critical Accounting Policies and Estimates — Goodwill Valuation” sections, respectively, of this report, and the accompanying audited consolidated financial statements.

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

Investing Activities

In 2009, net cash from investing activities was $106 due to proceeds related to sale of businesses and assets of $1,091, net cash provided by discontinued operations of $898, proceeds on disposals of plant and equipment of $96 primarily related to the sale of our Calgary facility and a decrease in short-term and long-term investments of $46 as a result of proceeds received from the Reserve Primary Fund (Fund), partially offset by an increase in restricted cash and cash equivalents of $1,983 and expenditures for plant and equipment of $40.

In 2008, our net cash used in investing activities was $310, primarily due to expenditures for plant and equipment of $126, acquisition of investments and businesses, net of cash acquired of $75, a net increase in short-term and long-term investments of $76 as described below and net cash used in discontinued operations of $61, partially offset by a decrease in restricted cash and cash equivalents of $39.

Money Market Funds

As part of our cash management strategy, we had invested approximately $362 in the Fund, a money market fund investment that was originally classified as cash and cash equivalents. Due to financial market conditions during the third quarter of 2008, which resulted in the suspension of trading the Fund’s securities, we recorded an other-than-temporary impairment of $11 for our investment in the Fund. The Fund made redemptions on October 31, 2008, December 3, 2008, February 20, 2009, April 17, 2009 and October 2, 2009 in the amounts of $184, $102, $24, $16 and $7, respectively. As of December 10, 2009, our remaining investment in the Fund was $18.

On December 11, 2009, the United States District Court for the Southern District of New York ordered that the Court would oversee the distribution of the Fund’s remaining assets and the review of claims for indemnification expenses and management fees and expenses. The Court also authorized independent trustees to distribute $3,400 of the Fund’s remaining $3,500 in assets to investors on a pro-rata basis by the week of January 25, 2010. We received our pro rata share, being $24 for its remaining investment in the Fund on January 29, 2010. As a result, we recorded $6 in other income for the amount receivable in excess of our carrying value of the investment in the Fund.

Financing Activities

In 2009, cash used in financing activities was $129, primarily due to capital repayments and dividends paid to noncontrolling interests of $77 and a net decrease in notes payable of $42.

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

Other Items

In 2009, our cash position was positively impacted by $50 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Korean Won and the Canadian Dollar against the U.S. Dollar.

In 2008, our cash decreased by $184 due to the unfavorable effects of changes in foreign exchange rates, primarily of the Korean Won, the Euro, the British Pound and the Canadian Dollar against the U.S. Dollar.

Fair Value Measurements

As discussed in note 19 to the accompanying audited consolidated financial statements, effective January 1, 2008, we adopted the provisions of FASB ASC 820 “Fair Value Measurements and Disclosures” (ASC 820). We utilize observable (Level 2) inputs in determining the fair value of the Fund, for which fair value totaled $24 as of December 31, 2009. We utilized unobservable (Level 3) inputs in determining the fair value of auction rate securities and in some cases, derivative instruments, for which fair values totaled nil and nil, respectively, as of December 31, 2009 and $19 and $20, respectively, as of December 31, 2008.

We determined the value of the majority of derivative instruments we held utilizing standard valuation techniques. Depending on the type of derivative, the valuation could be calculated through either discounted cash flows or the Black-Scholes-Merton model. The key inputs depend upon the type of derivative, and include interest rate yield curves, foreign exchange spot and forward rates, and expected volatility. We consistently applied these valuation techniques in all periods presented and believe we obtained the most accurate information available for the types of derivative instruments we held.

The assets within our defined benefit pension plans are valued using fair value measurements. We primarily utilize observable (Level 1 and Level 2) inputs in determining the fair value of the assets. See note 14 to the accompanying audited consolidated financial statements for additional information.

Future Uses and Sources of Liquidity

The matters described below, to the extent that they relate to future events or expectations, may be significantly affected by our Creditor Protection Proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, the need to obtain third party approvals for various matters and potential impacts on vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. In particular, as a result of the Creditor Protection Proceedings, except as resolved in the Settlement Agreement which remains subject to the approval of the Canadian Court (see Executive Overview — Creditor Protection Proceedings — Settlement Agreement with Former and Disabled Canadian Employee Representatives), our current expectation on global pension plan funding in 2010 is subject to change and funding beyond 2010 is uncertain at this time.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing January 1, 2010 are primarily expected to consist of funding for operations and the following items:

•

cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $97 (as well as a further $7 related to the Equity Investees), assuming current funding rules and current plan design;

•	capital expenditures of approximately $30 primarily related to R&D (none of which relates to the Equity Investees);

•	costs related to workforce reductions and real estate actions of approximately $45 (as well as a further $17 related to the Equity Investees); and

•	professional fees in association with the Creditor Protection Proceedings of approximately $118 (as well as a further $74 related to the Equity Investees).

Contractual cash obligations

The following table summarizes our contractual cash obligations as of December 31, 2009, for debt, operating leases, purchase obligations, outsourcing contracts, obligations under special charges, pension, post-retirement benefits and post-employment obligations, acquisitions and other liabilities. Our current contractual obligations are subject to re-evaluation in connection with our Creditor Protection Proceedings. As a result, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change. The table below does not include contracts that we have successfully rejected through our Creditor Protection Proceedings. The table also does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time. The table includes amounts that have been classified as subject to compromise.

	Payments Due					Thereafter	Total Obligations
Contractual Cash Obligations(a)	2010	2011	2012	2013	2014
Long-term debt(b)	$57	$1,005	$580	$556	$582	$1481	$4,261
Interest on Long-term debt(c)	269	249	217	188	149	320	1,392
Operating leases(d)	32	25	19	17	11	6	110
Purchase obligations	7	2	—	—	—	—	9
Outsourcing contracts	2	1	—	—	—	—	3
Obligations under cost reduction activities	3	3	3	3	1	—	13
Pensions, post-retirement benefits and post-employment obligations(e)	97	—	—	—	—	—	97
Acquisitions	—	—	—	—	—	14	14
Other long-term liabilities reflected on the balance sheet(f)	83	—	—	1	1	132	217

Total contractual cash obligations	$550	$1,285	$819	$765	$744	$1,939	$6,102

(a)

Amounts represent our known, undiscounted, minimum contractual payment obligations under our long-term obligations and include amounts identified as contractual obligations in current liabilities of the accompanying audited consolidated financial statements as of

December 31, 2009. Contractual cash obligations of the Equity Investees have not been included. In all cases includes amounts subject to compromise.
(b)	Includes principal payments due on long-term debt and $91 of capital lease obligations, including $4,306 in long-term debt classified as subject to compromise. For additional information, see note 16, “Long-term debt”, to the accompanying audited consolidated financial statements.
(c)	Amounts represent interest obligations on our long-term debt excluding capital leases as at December 31, 2009.
(d)	For additional information, see note 20, “Commitments”, to the accompanying audited consolidated financial statements.
(e)	Represents our 2010 estimate cash funding of our 2010 pension, post-retirement and post-employment plans. We will continue to have funding obligations in each future period; however, we are not currently able to estimate those amounts.
(f)	Includes asset retirement obligations, deferred compensation and uncertain tax position liabilities. Deferred compensation is classified as subject to compromise and has been classified in “Thereafter”, as we are unable to reasonably project the ultimate amount or timing of settlement of deferred compensation. $83 has been classified as current and $89 in “Thereafter”, as we are unable to reasonably project the ultimate amount or timing of settlement of our reserves for income taxes. See note 12, “Income taxes” to the accompanying audited consolidated financial statements for further discussion.

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

The amounts above do not include the contractual cash obligations of the Equity Investees. The Equity Investees have contractual cash obligations of $373 primarily relating to operating leases, obligations under cost reduction activities and asset retirement obligations.

Purchase obligations

Purchase obligation amounts in the above table represent the minimum obligation under our supply arrangements related to products and/or services entered into in the normal course of our business. Where the related contract specifies quantity, pricing and timing information, we have included that arrangement in the amounts presented above. In certain cases, these arrangements define an end date of the contract, but do not specify timing of payments between December 31, 2009 and such end date. In those cases, we have estimated the timing of the payments based on forecasted usage rates.

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

Obligations under cost reduction activities

Obligations under cost reduction activities in the above table reflect undiscounted amounts related to contract settlement and lease costs, and are expected to be substantially drawn down by the end of 2016. Balance sheet provisions of $5 for workforce reduction costs, included in restructuring in current liabilities in the accompanying audited consolidated financial statements, have not been reflected in the contractual cash obligations table above.

Pension and post-retirement obligations

During 2009, we made cash contributions to our defined benefit pension plans of $53 and to our post-retirement and post-employment benefit plans of $38. Additionally, cash contributions to our defined benefit pension plans in the Equity Investees were $35. Assuming current funding rules and current plan design, estimated 2010 cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans are approximately $20 and $77, respectively. Estimated 2010 cash contributions to our defined benefit plans in the Equity Investees are approximately $7. For further information, see “Application of Critical Accounting Policies and Estimates — Pension and Post-retirement Benefits”. The preceding table above does not include an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, whereby NNL indemnifies the U.K. pension trust for any amounts due that Nortel Networks U.K. Limited (NNUK) does not pay under a Funding Agreement executed on November 21, 2006. As a result NNL guarantees NNUK’s performance under the November 21, 2006 Funding Agreement. The table also does not include an intercompany guarantee agreement whereby NNL indemnifies the trustees of the U.K. defined benefit pension plan on the insolvency of NNUK and consequent windup of such plan.

Acquisitions

As a result of the acquisitions made in 2008, we may be liable for future cash obligations of up to $14 based on the achievement of future business milestones. See note 15 to the accompanying audited consolidated financial statements for further information. This amount has been classified as “Thereafter” as we are unable to reasonably project the ultimate amount or timing of settlement of these contingent payments.

Other long-term liabilities reflected on the balance sheet

Payment information related to our asset retirement obligations has been presented based on the termination date after the first renewal period of the associated lease contracts. Deferred compensation accruals formerly included in Other long-term liabilities are now classified as subject to compromise. Deferred compensation has been classified in “Thereafter” as we are unable to reasonably project the ultimate amount or timing of settlement of deferred compensation.

Payment information related to our deferred compensation accruals has been presented based on the anticipated retirement dates of the employees participating in the programs.

Future Sources of Liquidity

Available Support Facilities

NNL is a party to the EDC Support Facility, which provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. Further access by NNL to the EDC Support Facility is at the sole discretion of EDC. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. See “Executive Overview — Creditor Protection Proceedings — EDC Support Facility” for further information.

Interim and Final Funding Settlement Agreements

The Canadian Debtors and the U.S. Debtors are parties to the IFSA and the FCFSA. See “Executive Overview- Creditor Protection Proceedings — Interim and Final Funding and Settlement Agreement” for further information about the IFSA and FCFSA.

APAC Agreement

The Debtors are parties to the APAC Agreement. See “Executive Overview — Creditor Protection Proceedings — APAC Debt Restructuring Agreement” for further details.

Credit Ratings

On January 14, 2009, S&P lowered NNL’s Corporate Credit Rating to D from B- and at the same time lowered the ratings on NNL’s preferred shares to D from C. On January 15, 2009, Moody’s Investor Service, Inc.

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

The following table provides information related to these types of bonds as of:

	For the Years Ended December 31,
	2009	2008
Bid and performance-related bonds(a)	$83	$167
Other bonds(b)	21	57

Total bid, performance-related and other bonds	$104	$224

(a)	Net of restricted cash and cash equivalents amounts of $26 and $4 as of December 31, 2009 and December 31, 2008, respectively.
(b)	Net of restricted cash and cash equivalents amounts of $45 and $7 as of December 31, 2009 and December 31, 2008, respectively.

The EDC Support Facility is used to support bid, performance-related and other bonds with varying terms. Any bid or performance-related bond will be supported under the EDC Support Facility with expiry dates of up to four years. See “Liquidity and Capital Resources — Future Uses and Sources of Liquidity — Future Sources of Liquidity — Available support facilities”.

Application of Critical Accounting Policies and Estimates

Our accompanying audited consolidated financial statements are based on the selection and application of U.S. GAAP, which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, provisions for product warranties, income taxes, goodwill valuation, pension and post-retirement benefits, special charges and other contingencies.

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

We regularly enter into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with FASB ASC 985-605-55 “Software — Revenue Recognition — Multiple-Element Arrangements” (ASC 985-605-55).

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

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If sufficient evidence of fair value cannot be established for an undelivered element, revenue and related cost for delivered elements are deferred until the earlier of when fair value is established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue and costs are recognized based on the revenue recognition guidance applicable to the last delivered element. For instance, where post-contract customer support (PCS) is the last delivered element within the unit of accounting, the deferred revenue and costs are recognized ratably over the remaining PCS term once PCS is the only undelivered element. Our assessment of which authoritative standard is applicable to an element also can involve significant judgment. For instance, the determination of whether software is more than incidental to a hardware element determines whether the hardware element is accounted for pursuant to FASB ASC 985-605 “Software — Revenue Recognition” (ASC 985-605), or based on general revenue recognition guidance as set out in FASB ASC 605-10, “Revenue Recognition” (ASC 605-10). This assessment could significantly impact the amount and timing of revenue recognition.

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

For elements related to customized network solutions and certain network build-outs, revenues are recognized in accordance with FASB ASC 605-35 “Construction-Type and Production-Type Contracts” (ASC 605-35), generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become evident. Generally, the terms of ASC 605-35 contracts provide for progress billings based on completion of certain phases of work. Unbilled ASC 605-35 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under FASB ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (ASC 605-25), that contain both ASC 605-35 and non-ASC 605-35 elements. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss).

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

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under ASC 605-10. Under ASC 605-10, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

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

Revenue for software and software-related elements is recognized pursuant to ASC 985-605. Software-related elements within the scope of ASC 985-605 (e.g. software products, upgrades/enhancements, post-contract customer support, and services) as well as any non-software deliverable(s) for which a software deliverable is deemed essential to its functionality. For software arrangements involving multiple elements, we allocate revenue to each element based on the relative fair value or the residual method, as applicable, using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to PCS, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•

Complex arrangements that involve multiple deliverables such as future software deliverables and/or post-contract support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 61% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.

•

In many instances, our contractual billing arrangements do not match the timing of the recognition of revenue. Often this occurs in contracts accounted for under ASC 605-35 where we generally recognize the revenue based on a measure of the percentage of costs incurred to date relative to the estimated total expected contract costs. We estimate that approximately 17% of our deferred revenue balance relates to contractual arrangements where billing milestones preceded revenue recognition.

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources —Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As at December 31,
	2009	2008	$ Change	% Change
Deferred revenue	$209	$1,243	$(1,034)	(83)
Advance billings	76	751	(675)	(90)

Total deferred revenue	$285	$1,994	$(1,709)	(86)

Total deferred revenue decreased by $1,709 in 2009 partly as a result of the $727 impact of the deconsolidation of the Equity Investees. Decreases were also as a result of reductions related to the net release of approximately $374, reclassifications to liabilities held for sale of $413, reclassifications to discontinued operations of $204 and other adjustments of $2, partially offset by foreign exchange fluctuations of $11. The general trends related to our consolidated revenues also contributed to the decrease. See “Results of Operations — Continuing Operations.” The release of deferred revenue to revenue is net of additional deferrals recorded during 2009.

At December 31, 2009, the Equity Investees had total deferred revenue of $524, including $362 in advance billings.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As at December 31,
	2009	2008
Gross accounts receivable	$641	$2,190
Provision for doubtful accounts	(16)	(36)

Accounts receivable — net	$625	$2,154

Accounts receivable provision as a percentage of gross accounts receivable	2%	2%
Gross long-term receivables	$—	$80
Provision for doubtful accounts	—	(37)

Net long-term receivables	$—	$43

Long-term receivables provision as a percentage of gross long-term receivables	0%	46%

At December 31, 2009, the Equity Investees had accounts receivable of $338, net of a $32 provision for doubtful accounts. The Equity Investees had long-term receivables of $6, net of a $3 provision for doubtful accounts.

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

The following table summarizes our inventory balances and other related reserves:

	As at December 31,
	2009	2008
Gross inventory	$356	$2,104
Inventory provisions	(129)	(481)

Inventories — net(a)	$227	$1,623

Inventory provisions as a percentage of gross inventory	36%	23%
Inventory provisions as a percentage of gross inventory excluding deferred costs(b)	61%	49%

(a)	Includes the long-term portion of inventory related to deferred costs of $44 and $146 as of December 31, 2009 and December 31, 2008, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $144 and $1,130 as of December 31, 2009 and December 31, 2008, respectively.

Inventory provisions decreased by $352 primarily as a result of $221 of scrapped inventory, $69 impact due to deconsolidation of the Equity Investees, $70 of previously reserved inventory that was subsequently sold (including $40 of consigned inventory), $12 transferred with related inventory to discontinued operations, $78 transferred as part of the sales to Ericsson and Avaya, $198 reclassified as held for sale, partially offset by $187 of additional inventory provisions, $54 related to the recognition of zero net value inventory previously excluded from the gross inventory provision and foreign exchange adjustments of $31. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

At December 31, 2009, the Equity Investees had inventory of $464, net of provisions of $46, including deferred costs of $415.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

	As at December 31,
	2009	2008
Balance at the beginning of the year	$186	$214
Adjustment for deconsolidation of Equity Investees	(24)	—
Payments	(130)	(178)
Warranties issued	129	213
Revisions	(82)	(63)
Reclassifications to held for sale	(21)	—

Balance at the end of the year	$58	$186

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $82 of revisions impacting cost of revenues, relates to releases, consisting of $71 of warranty releases and $11 of known product defect releases. The impact of these releases reduced cost of revenues during 2009 by $82. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

As of December 31, 2009, our deferred tax asset balance was $4,921, against which we have recorded a valuation allowance of $4,908, resulting in a net deferred tax asset of $13. At December 31, 2008, our net deferred tax asset was $32, which included a net deferred tax asset of $27 in Korea and $5 from the Equity Investees. Excluding the Equity Investees, the reduction of $14 was primarily attributable to the effects of foreign exchange translation and changes in deferred tax assets resulting from operations in the ordinary course of business in Korea.

For the year ended December 31, 2009, our gross income tax valuation allowance increased to $4,908 compared to $4,833, excluding the Equity Investees, as of December 31, 2008. The $75 increase was largely the result of the tax benefit of $213 relating to changes in investment tax credits and capital losses, $495 of foreign currency translation, and $55 of prior year adjustments offset by decreases to the valuation allowance as a result of decreases in the deferred tax assets in conjunction with uncertain tax positions of $143, $352 of valuation allowance released on the tax benefit of current period income net of other comprehensive loss and changes in tax rates of $193.

Our deferred tax assets are mainly comprised of net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada and the U.S.). The realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. Historically, our expectations about future pre-tax income were based on detailed forecasts through 2011, which were based in part on assumptions about market growth rates and cost reduction initiatives. To estimate future pre-tax income beyond 2011, we used model forecasts based on market growth rates. The expanding global economic downturn and the commencement of the Creditor Protection Proceedings led us to conclude that the forecasts became less reliable as compared to prior periods. As a result, we were unable to rely on the forecasts as positive evidence to overcome the significant negative evidence and uncertainty. We determined that there was significant negative evidence against a conclusion that the tax benefit of our deferred tax asset was more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. Therefore, in the year ended December 31, 2008 we recorded a full valuation allowance against our net deferred tax asset in all tax jurisdictions other than in Korea and Turkey. In June 2009, we concluded that the sale of our remaining businesses was the best path forward. As described in note 2 to the accompanying audited consolidated financial statements, we disposed of substantially all of our CDMA business and LTE Access assets to Ericsson, our Packet Core Assets to Hitachi, and substantially all of the assets of our ES business to Avaya. We have entered into TSAs with the buyers of these businesses and are in the process of selling our remaining businesses and assets. These remaining disposals are expected to occur during 2010 and certain of these estimates have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. However, due to Nortel’s history of losses, the uncertainty concerning the forecasted income for 2010 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of these transactions, Nortel believes that it is still appropriate to maintain a full valuation allowance in all jurisdictions other than in Korea and Turkey.

Transfer Pricing

Nortel had previously entered into Advanced Pricing Arrangements (APA) with the U.S. and Canadian taxation authorities in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the 2001 through 2005 taxation years (2001-2005 APA). In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. The supplemental position paper suggested a material reallocation of losses from the U.S. to Canada. During the year ended December 31, 2009, Nortel received details from the U.S. and Canadian tax authorities concerning the settlement of the 2001-2005 APA. The agreement between the tax authorities mandates a reallocation of losses from NNI to NNL in the amount of $2,000 for the tax years ending 2001 to 2005. The agreement makes no mention of an appropriate transfer pricing method for the 2001-2005 APA. In December 2009, Nortel agreed to accept the agreement between the tax authorities and the resulting reallocation of losses from NNI to NNL. In February 2010, Nortel and the U.S. and Canadian taxing authorities executed the 2001-2005 APA.

Also, in connection with the settlement of the 2001-2005 APA and in consideration for a settlement payment of $37.5, the IRS has agreed to release all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008 and has agreed that NNI and its consolidated tax group is entitled to a federal net operating loss carryforward of $814 as of January 1, 2009, inclusive of the APA adjustments. As a result of this settlement, the IRS has stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,017, as discussed below, is reduced to the $37.5 settlement payment. NNI made the settlement payment of $37.5 on February 22, 2010.

Nortel continues to apply the transfer pricing methodology proposed in the 2001- 2005 APA requests to the other parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

The U.K. and Canadian tax authorities are also parties to negotiations with respect to the 2001-2005 APA. We are uncertain of the U.K.’s response to the agreement reached between the U.S. and Canadian tax authorities. Since the U.S. and Canadian tax authorities did not express a view on the proposed transfer pricing methodology, no adjustment has been made to the transfer pricing methodology that we submitted in our 2001-2005 APA application. We expect the U.K. and Canadian tax authorities to advance negotiations regarding their 2001-2005 bilateral APA upon conclusion of the U.S. and Canadian 2001-2005 APA and although the ultimate outcome of these negotiations is uncertain, there may be a further reallocation of historical losses from Canada to the U.K. This reallocation of losses is not expected to result in a material impact to Nortel’s consolidated tax expense.

During 2007 and 2008, Nortel requested new bilateral APAs for tax years 2007 through at least 2010 (2007-2010 APA), for Canada, the U.S. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those requested for 2001 through 2005. During the second quarter of 2009 the Canadian tax authority requested that Nortel rescind its 2007-2010 application as a result of the uncertain commercial environment.

Although we continue to apply the transfer pricing methodology that was requested in the 2007-2010 APA to the 2006 through to the 2008 taxation years, the ultimate outcome is uncertain and the ultimate reallocation of losses cannot be determined at this time. Other than in the U.S., there could be a further material shift in historical earnings between the above mentioned parties. If these matters are resolved unfavorably, they could have a material effect on Nortel’s consolidated financial position, results of operations and/or cash flows.

It is also uncertain whether the Creditor Protection Proceedings will have any impact on the ultimate resolution of the remaining APAs. We continue to monitor the progress of the remaining APA negotiations and will analyze the existence of any new evidence, when available, as it relates to the remaining APAs. We may make adjustments to the deferred tax and valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

During the year ended December 31, 2009, the U.S. Debtors, Canadian Debtors and EMEA Debtors entered into the IFSA, see note 2 to the accompanying audited consolidated financial statements, which constitutes a full and final settlement of certain 2009 TPA Payment obligations arising from post-petition services and expenses. As a result of this agreement, NNI has paid NNL $157, which together with one $30 payment previously made by NNI to NNL provides for a full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009.

On December 23, 2009, we, NNL, NNI, and certain of our other Canadian and U.S. subsidiaries that have filed for creditor protection in Canada or the U.S., entered into the FCFSA, which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under Nortel’s transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of the FCFSA Claim in the CCAA Proceedings in favor of NNI in the net amount of approximately $2,063 (FCFSA Claim), which claim will not be subject to any offset.

As described in note 2 to the accompanying audited consolidated financial statements, as a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to the APAC Agreement Subsidiaries in the APAC region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into the APAC Agreement. As a result, the APAC Agreement will effect a full and final settlement for certain payments owing and that may or could be owing among the APAC Agreement Subsidiaries, or between an APAC Agreement Subsidiary and a Canadian Debtor, pursuant to certain distribution and transfer pricing agreements.

Tax Contingencies

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, codified in ASC 740 on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our audited consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $174 as of December 31, 2009, of which $2 is included in liabilities subject to compromise.

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

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued assessments in the amount of $88 for the taxation years 1999 and 2000. We are currently in the process of appealing these assessments and we have fully provided for the income tax liability in respect of these assessments.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2003 tax year proposing adjustments to increase taxable income, resulting in an additional tax liability of $17 inclusive of interest and penalties. Since the fourth quarter of 2008, we have recorded an income tax liability of $17 to fully reserve against this assessment.

In addition, tax authorities in France have issued notices of assessments against one of the Equity Investees in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,209, additional income tax liabilities of $48, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $96 plus applicable interest and penalties. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. In February 2010, we received a notice from the France tax authorities cancelling $80 of the assessments relating to the withholding tax amounts. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

During the third quarter of 2009, the U.S. Debtors filed an objection to a claim filed by the IRS on August 20, 2009. The IRS claim asserted an unsecured priority claim against NNI for the tax years 1998-2007, for income taxes due in the amount of approximately $1,805, and interest to the Petition Date in the amount of approximately $1,163 for an aggregate amount of approximately $2,968 (IRS Claim), and an unsecured non-priority claim for penalties (including interest thereon) to August 20, 2009 in the amount of approximately $49 for a total claim of approximately $3,017. The IRS Claim also included an unassessed, unliquidated and contingent U.S. federal FICA withholding tax claim. On October 13, 2009, the U.S. Debtors obtained an order approving a stipulation between NNI and the IRS pursuant to which the IRS waived its claims against certain assets of the ES business in exchange for NNI’s acknowledgement of a claim in favor of the IRS for not less than $9.8 and a lien against certain proceeds of the ES sale for such amount. The stipulation reserved all rights of both NNI and the IRS in respect of all other aspects of the IRS Claim. In consideration for a settlement payment of $37.5, the IRS has agreed to release all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008 and has agreed to a federal net operating loss carryforward of $814 as of January 1, 2009. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,017 is reduced to the $37.5 settlement payment. NNI made the settlement payment of $37.5 on February 22, 2010.

Income Taxes — Equity Investees

As of December 31, 2009, the Equity Investees’ deferred tax asset balance was $1,452, against which they have recorded a valuation allowance of $1,445 resulting in a net deferred tax asset of $7 attributable to its joint venture in Turkey.

Goodwill Valuation

We test goodwill for possible impairment on an annual basis as of October 1 of each year and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Circumstances that could trigger an impairment test between annual tests include, but are not limited to:

•	a significant adverse change in the business climate or legal factors;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	loss of key personnel;

•	the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of;

•	a change in reportable segments;

•	results of testing for recoverability of a significant asset group; and

•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. We determine the fair value of its reporting units using an income approach; specifically, based on a DCF Model. A market approach may also be used to evaluate the reasonableness of the fair value determined under the DCF Model, but results of the market approach are not given any specific weighting in the final determination of fair value. Both approaches involve significant management judgment and as a result, estimates of value determined under the approaches are subject to change in relation to evolving market conditions and our business environment.

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

The fair value of each reporting unit is determined using discounted cash flows or other evidence of fair value if applicable. When circumstances warrant, a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value (EBITDA Multiple Model). The following are the significant assumptions involved in the application of each valuation approach:

•

DCF Model: assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, SG&A, R&D expense, capital expenditures, discount rates, terminal growth rates, and estimated selling price of assets expected to be disposed of by sale. To determine fair value, Nortel discounts the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, we use a terminal value approach. Under this approach, we use the estimated cash flows in the final year of its models and apply a perpetuity growth assumption and discount the relative cash flows by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value. When strategic plans call for the sale of all or an important part of a reporting unit, we estimate proceeds from the expected sale using external information, such as third party bids, adjusted to reflect current circumstances, including market conditions.

•	EBITDA Multiple Model: assumptions regarding estimates of EBITDA growth and the selection of comparable companies to determine an appropriate multiple.

Interim Goodwill Assessment — March 31, 2009

At March 31, 2009, in accordance with the provisions of FASB ASC 350 “Intangibles — Goodwill and Other” (ASC 350), we performed an interim period goodwill impairment test for the reporting unit in our Other segment, NGS, and recorded a preliminary goodwill impairment charge of approximately $48. We finalized the goodwill assessment during the second quarter of 2009 and as a result recorded no additional goodwill impairment charge. In July 2009, the assets of NGS, including its goodwill, were reclassified as assets of discontinued operations.

Annual and December 31, 2009 Goodwill Assessment

At October 1, 2009, in accordance with ASC 350, we performed an annual goodwill impairment test for our remaining goodwill recorded in reporting units. No impairment was recognized as a result of the annual test. We have $9 remaining in goodwill at December 31, 2009.

Goodwill impairment losses of $2,379 related to the MEN segment, the ES businesses included in discontinued operations and the former CN and GS segments were recorded during the year ended December 31, 2008. Goodwill impairment of $808 related to the ES business was included in discontinued operations.

No impairment losses related to our goodwill were recorded during the year ended December 31, 2007

Related Analyses

In 2008 and 2009, prior to the goodwill analysis discussed above, we performed a recoverability test of our long-lived assets, “Impairment or Disposal of Long-Lived Assets”. We consider our segments to be its asset groups for purposes of recoverability testing of its long-lived assets in accordance with ASC 360-10-35. We developed cash flow projections for our asset groups, which included cash flows from operations along with estimates of cash flows expected to result from the disposition of specific businesses. These aggregate cash flow projections were compared with the carrying values of each asset group. No impairment charges were recorded as a result of this testing.

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

On July 17, 2009, the PBGC provided a notice to NNI that the PBGC had determined under the Employee Retirement Income Securities Act of 1974 (ERISA) that: (i) the Nortel Networks Retirement Income Plan (the Retirement Income Plan), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Retirement Income Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the Retirement Income Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the Retirement Income Plan though this was not served against us. NNI worked to voluntarily assign trusteeship of the Retirement Income Plan to the PBGC and avoid further court involvement in the termination process.

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

The PBGC has filed a proof of claim against NNI and each of the Debtors in the Chapter 11 Proceedings for the unfunded benefit liabilities of the Nortel Networks Retirement Income Plan, a defined benefit pension plan sponsored by NNI, (U.S. Pension Plan) in the amount of $593. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). We have recorded a liability of $334 representing our current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to these claims. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

As discussed above, we entered into the Settlement Agreement in relation to the Canadian registered pension plans, post-retirement benefits and post-employment benefits. See “Executive Overview — Creditor Protection Proceedings — Settlement Agreement with Former and Disabled Canadian Employee Representatives”. The Settlement Agreement is subject to, among other things, the approval of the Canadian Court. The Canadian registered pension plans will be transferred to a new administrator on September 30, 2010. Benefit payments by us in the Canadian post-retirement benefit plan and the Canadian long-term disability plan will cease on December 31, 2010. The measurements of the Canadian registered pension plans, post-retirement benefits and post-employment benefits at December 31, 2009 were not impacted by the Settlement Agreement. We expect any impact on the remeasurement of these liabilities resulting from the Settlement Agreement to be recorded in 2010.

For 2009, the expected long-term rate of return on plan assets used to estimate pension expenses was 7% on a weighted average basis and 7.1% for 2008 on a weighted average basis. The discount rate used to estimate the net pension obligation for 2009 was 5.8% on a weighted average basis. The discount rate used to estimate the net pension expenses for 2009 on a weighted average basis was 7.1%. The discount rates used to estimate the net pension obligations and expenses for 2008 were 6.4% and 5.8%, respectively, on a weighted average basis.

The discount rate used to estimate the post-retirement benefit obligation for 2009 was 6.0% on a weighted average basis. The discount rate on a weighted average basis used to estimate the post-retirement benefit costs for 2009 was 6.0%. The discount rates used to estimate the post-retirement benefit obligations and costs for 2008 were 6.9% and 5.8%, respectively, on a weighted average basis.

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

Change in Assumption	Effect on 2009 Pre-Tax Expense	Effect on 2009 Pre-Tax Post-Retirement Benefit Expense
	Increase/(decrease)	Increase/(decrease)
1 percentage point increase in the expected return on assets	(23)	N/A
1 percentage point decrease in the expected return on assets	23	N/A
1 percentage point increase in discount rate	(71)	(3)
1 percentage point decrease in discount rate	(2)	1

For 2010, our expected rate of return on plan assets is 7.0% for defined benefit pension plans. Also for 2010, our discount rate on a weighted-average basis for pension expenses will decrease from 7.1% to 5.8% for the defined benefit pension plans and will remain unchanged for post-retirement benefit plans at 6.0%. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. There is no assurance that the pension plan assets will be able to earn the expected rate of return. Shortfalls in the expected return on plan assets would increase future funding requirements and expense.

For the 2009 year-end measurement, the unfavorable impact of decreases in discount rates, foreign currency impacts driven by the weakening of the U.S. Dollar against Canadian Dollar, and increased inflation rates more than offset positive asset returns, our contributions made to the plans and other accounting assumptions. The effect of the net actuarial loss adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss including foreign currency translation adjustment (before tax) by $575, increase pension and post-retirement liabilities by $442 and increase net liability in Equity Investees by $133. The unfunded status of our defined benefit plans and post-retirement plans decreased to $1,583 as of December 31, 2009 from $2,119 as of December 31, 2008 primarily as a result of the deconsolidation of the Equity Investees in 2009 who had an unfunded status of $902 as of December 31, 2008, the termination of the U.S. Retirement Income Plan described above, and the actuarial losses described above, partially offset by foreign exchange movements on the Canadian plans.

Plan assets were primarily comprised of debt and equity securities. Included in the equity securities of the defined benefit plans were NNC common shares, held directly or through pooled funds, with an aggregate market value of $0 (0.00% of total plan assets) as of December 31, 2009 and December 31, 2008.

At December 31, 2009, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $1,826, of which $1,169 relates to the Equity Investees. These actuarial losses could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with ASC 715-30, whether there is a change in the amortization period, and whether a plan is terminated or settled. The post-retirement benefit plans had actuarial gains, before taxes, of $77 included in accumulated other comprehensive loss at the end of

2009. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 10 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, we remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the second, third and fourth quarters of 2009 in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement”. Curtailment gains of $31 and $14 were recorded to the statement of operations in the U.S. and Canada, respectively. In addition as a result of the remeasurements, we were required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement dates. For the U.S, the net cumulative annual effect of these adjustments was to decrease post-retirement liabilities by $19 and accumulated other comprehensive loss (before tax) by $12. For Canada, the cumulative annual effect of this adjustment and the related foreign currency translation adjustment was to decrease post-retirement liabilities by $4 and accumulated other comprehensive loss (before tax) by $10.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, we remeasured the pension benefit obligations for certain of our Canadian pension plans and recorded the impacts of these remeasurements in accordance with FASB ASC 715-30 “Defined Benefit Plans — Pension” (ASC 715-30) in the third and fourth quarters of 2009. A curtailment loss of $149 and a settlement loss of $49 were recorded to the statement of operations. In addition as a result of the remeasurements, we were required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement dates. The cumulative annual effect of these adjustments and the related foreign currency translation adjustments was to increase pension liabilities by $177 and accumulated other comprehensive loss (before tax) by $21.

Effective for fiscal years ending after December 15, 2008, Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is now codified as part of FASB ASC 715 “Compensation — Retirement Benefits” (ASC 715), requires us to measure the funded status of our plans as of the date of our year end statement of financial position. ASC 715 provides two approaches for an employer to transition to a fiscal year end measurement date. Nortel has adopted the second approach, whereby we continue to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. The adoption has resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008. For additional information, see “Accounting Changes and Recent Accounting Pronouncements” in this section of this report, and note 14 to the accompanying audited consolidated financial statements.

During 2009, we made cash contributions to our defined benefit pension plans of $53 and to our post-retirement benefit plans of $38. Assuming current funding rules and current plan design, estimated 2010 cash contributions to our defined benefit pension plans and our post-retirement benefit plans are approximately $20 and $44, respectively. Our 2010 cash contributions to these plans are significantly impacted as a result of the Creditor Protection Proceedings. We continue to evaluate our pension and post-retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

Pension and Post-retirement Benefits — Equity Investees

On January 14, 2009, as a result of the U.K. Administration Proceedings, the U.K. defined benefit pension plan entered the Pension Protection Fund (PPF) assessment process and all further service cost accruals and contributions ceased. Employees who were currently enrolled in our U.K. defined benefit pension plan were given the option of participating in the U.K. defined contribution scheme. As a result of these changes, NNUK remeasured its pension obligations related to its U.K. defined benefit pension plan on January 14, 2009, and recorded the impacts of this remeasurement in the first quarter of 2009 in accordance with ASC 715-30. The ceasing of service cost accruals and changes to key assumptions as a result of the remeasurement resulted in a curtailment gain of approximately $22. In addition, as a result of the remeasurement, NNUK was required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the remeasurement date. The effect of this adjustment and the related foreign currency translation adjustment was to increase pension liabilities and accumulated other comprehensive loss (before tax) by $107. This adjustment had no statement of operations impact.

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

Wind up of the Ireland defined benefit plan commenced as of April 30, 2009. Employees who were then enrolled in the Ireland defined benefit pension plan were given the option of participating in the Ireland defined contribution scheme. As a result of these changes, Nortel Networks (Ireland) Limited remeasured the pension obligations related to the Ireland defined benefit pension plan on April 30, 2009, and recorded the impacts of this remeasurement in the second quarter of 2009 in accordance with ASC 715-30. The ceasing of service cost accruals resulted in a curtailment gain of approximately $5, of which $0.3 impacted the statement of operations. In addition as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this adjustment and the related foreign currency translation adjustment was to decrease pension liabilities and accumulated other comprehensive loss (before tax) by $7. The participants in the Ireland defined pension plan were notified in the fourth quarter of 2009 of the initial amounts they will receive under the wind-up of the plan. In a wind up of a pension plan, the participants’ payout will be equal to the assets in the pension plan trust. Once a wind up is agreed to, the employer is relieved of any future funding requirements. Any deficit that exists will become a claim through the bankruptcy proceedings. As a result, a settlement gain of $11 was recorded to earnings in Ireland in the fourth quarter of 2009 in reorganization items. We have recorded a liability of $14 representing our current best estimate of the probable claim amount from the trustees for the pension deficit in accordance with ASC 852. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

In Germany, the Pensions-Sicherungs-Verein (PSV), the German pension insolvency insurer, has agreed to assume pre-filing German pension liabilities on a provisional basis. The PSV has entered into an assessment period. During this assessment period, the PSV is reimbursing German pension payments. If, following the assessment, the PSV concludes that they do not need to assume the liabilities, these payments will need to be reimbursed and the PSV will require that pension payments resume. There have been no changes to service accruals to the Germany pension plans at this time.

Cash contributions in 2009 to defined benefit pension plans of the Equity Investees were $35. Assuming current funding rules and current plan design, estimated 2010 cash contributions to defined benefit pension plans of the Equity Investees are $7. Our 2010 cash contributions to these plans may be significantly impacted as a result of the Creditor Protection Proceedings. Currently, as a result of the U.K. Administration Proceedings, following the latest contribution in January 2009, all further contributions to its UK defined benefit pension plan have ceased pursuant to the direction of the U.K. Administrators, which is reflected in the numbers above. We continue to evaluate our pension obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

According to various claims filed by the trustee of the U.K. defined benefit pension plan against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or

$3,100 as at January 2009 which will be an unsecured claim against NNUK (under section 75 of the Pensions Act 1995 (UK). In January 2010, The Pensions Regulator under The Pensions Act 2004 (U.K.) (U.K. Statute) purported to issue a “warning notice” (Warning Notice) to certain Nortel entities, including Canadian Debtors and U.S. Debtors. The Pensions Regulator is a governmental agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to make “financial support” orders under the U.K. Statute directing affiliates of NNUK to provide financial support for the U.K. defined benefit pension plan. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including NNC, NNL, NNI and NNCI as targets of a procedure by The Pensions Regulator for the issuance of a financial support direction (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court providing that the automatic stay of the U.S. Bankruptcy Code is enforceable against the trustee of the U.K. defined benefit pension plan and the PPF and is fully applicable to the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of December 31, 2009, we had $125 in accruals related to workforce reduction charges and $46 related to contract settlement and lease costs. In addition, as of December 31, 2009, the Equity Investees had accruals of $134 related to workforce reduction charges and $79 related to contract settlement and lease costs. These accruals included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our workforce reduction plans. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within our cost of revenues, SG&A and R&D and were previously classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 4 to the accompanying audited consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2009.

Recent Accounting Pronouncements

For detailed information regarding recent accounting pronouncements and the impact thereof on our financial statements, see note 3 to the accompanying audited consolidated financial statements.

Outstanding Share Data

As of March 5, 2010, we had 498,206,366 NNC common shares outstanding.

Market Risk

For a discussion of market risk matters, see the Quantitative and Qualitative Disclosures About Market Risk section of the 2009 Annual Report.

Environmental Matters

For a discussion of environmental matters, see the Legal Proceedings section of the 2009 Annual Report.

Legal Proceedings

For a discussion of our legal proceedings, see the Legal Proceedings section of the 2009 Annual Report.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business and maximize the value of our businesses; obtain required approvals and successfully consummate pending and future divestitures; ability to satisfy transition services agreement obligations in connection with the divestiture of operations; successfully conclude ongoing discussions for the sale of our other assets or businesses; develop, obtain required approvals for, and implement a court approved plan; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of our jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; access the EDC Facility given the current discretionary nature of the facility, or arrange for alternative funding; if necessary, arrange for sufficient debtor-in-possession or other financing; continue to have cash management arrangements and obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the French Administrator, the French Liquidator, the Israeli Administrators, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; maintain R&D investments; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; attract and retain customers or avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings; maintain market share, as competitors move to capitalize on customer concerns; operate our business effectively under the new organizational structure, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the U.S. principal officer, and work effectively with the U.K. Administrators, French Administrator, French Liquidator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees; retain, or if necessary, replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be prescribed pursuant to any court approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: the sustained economic downturn and volatile market conditions and resulting negative impact on our business, results of operations and financial position and its ability to accurately forecast its results and cash position; cautious capital spending by customers as a result of factors including current economic uncertainties; fluctuations in foreign currency exchange rates; any requirement to make larger contributions to defined benefit plans in the future; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; any negative developments associated with our suppliers and contract manufacturers including our reliance on certain suppliers for key optical networking solutions components and on one supplier for most of its manufacturing and design functions; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our current or planned products; significant competition, competitive pricing practices, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; any material, adverse affects on our performance if its expectations regarding market demand for particular products prove to be wrong; potential higher operational and financial risks associated with our international operations; a failure to protect our intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; changes in regulation of the Internet or other regulatory changes; and our potential inability to maintain an effective risk management strategy.

For additional information with respect to certain of these and other factors, see the “Risk Factors” section of the 2009 Annual Report. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Nortel Networks Corporation:

We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity (deficit) and comprehensive income (loss) and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of Nortel Networks Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortel Networks Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company filed for creditor protection pursuant to the provisions of the Companies’ Creditors Arrangement Act for itself and certain other Canadian subsidiaries. In addition, the Company’s United States subsidiaries filed voluntary petitions seeking to reorganize under Chapter 11 of the United States Bankruptcy Code, and certain subsidiaries of Nortel in Europe, the Middle East and Africa made consequential filings in accordance with the bankruptcy provisions in these jurisdictions. These filings in the various bankruptcy jurisdictions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2008, the Company adopted changes in its method of accounting for fair value measurements and the date at which it measures the funded status of its defined benefit pension plans and other postretirement plans.

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

March 12, 2010

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Operations for the years ended December 31

(Millions of U.S. Dollars, except per share amounts)

	2009	2008	2007
Revenues:
Products	$3,758	$7,045	$7,327
Services	330	578	632

Total revenues	4,088	7,623	7,959

Cost of revenues:
Products	2,253	4,234	4,343
Services	103	230	278

Total cost of revenues	2,356	4,464	4,621

Gross profit	1,732	3,159	3,338

Selling, general and administrative expense	698	1,152	1,476
Research and development expense	757	1,141	1,299
Amortization of intangible assets	13	21	24
Goodwill impairment	—	1,571	—
Special charges	—	251	199
Gain on sales of businesses and sales and impairments of assets	—	(11)	(31)
Shareholder litigation settlement recovery	—	—	(54)
Regulatory investigation expense	—	—	35
Other operating expense (income) — net (note 7)	105	49	(24)

Operating earnings (loss)	159	(1,015)	414
Other income (expense) — net (note 7)	48	(54)	185
Interest and dividend income	—	110	219
Interest expense (contractual interest expense for the year ended December 31, 2009 was $312)
Long-term debt	(298)	(308)	(352)
Other	(1)	(14)	(28)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings of associated companies and Equity Investees	(92)	(1,281)	438
Reorganization items — net (note 6)	979	—	—

Earnings (loss) from continuing operations before income taxes, and equity in net loss of associated companies and Equity Investees	887	(1,281)	438
Income tax expense	(122)	(3,193)	(1,122)

Earnings (loss) from continuing operations before equity in net loss of associated companies and Equity Investees	765	(4,474)	(684)
Equity in net earnings of associated companies — net of tax	—	2	2
Equity in net loss of Equity Investees (note 28)	(445)	—	—

Net earnings (loss) from continuing operations	320	(4,472)	(682)
Net earnings (loss) from discontinued operations — net of tax	201	(1,175)	(161)

Net earnings (loss)	521	(5,647)	(843)
Income attributable to noncontrolling interests	(33)	(152)	(114)

Net earnings (loss) attributable to Nortel Networks Corporation	$488	$(5,799)	$(957)

Basic and diluted earnings (loss) per common share — continuing operations	$0.58	$(9.28)	$(1.65)

Total basic earnings (loss) per common share	$0.98	$(11.64)	$(1.98)

Total diluted earnings (loss) per common share	$0.96	$(11.64)	$(1.98)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Balance Sheets as of December 31

(Millions of U.S. Dollars, except share amounts)

	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$1,998	$2,397
Short-term investments	18	65
Restricted cash and cash equivalents	92	36
Accounts receivable — net	625	2,154
Inventories — net	183	1,477
Deferred income taxes — net	24	44
Other current assets	348	455
Assets held for sale (note 9)	272	—
Assets of discontinued operations (note 5)	148	—

Total current assets	3,708	6,628

Restricted cash	1,928	—
Investments	117	127
Plant and equipment — net	688	1,272
Goodwill	9	180
Intangible assets — net	51	143
Deferred income taxes — net	10	12
Other assets	177	475

Total assets	$6,688	$8,837

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$294	$1,001
Payroll and benefit-related liabilities	128	453
Contractual liabilities	93	213
Restructuring liabilities	4	146
Other accrued liabilities (note 7)	660	2,674
Long-term debt due within one year	—	19
Liabilities held for sale (note 9)	205	—
Liabilities of discontinued operations (note 5)	182	—

Total current liabilities	1,566	4,506

Long-term liabilities
Long-term debt	41	4,501
Investment in net liabilities of Equity Investees (note 28)	534	—
Deferred income taxes — net	7	11
Other liabilities (note 7)	226	2,948

Total long-term liabilities	808	7,460

Liabilities subject to compromise (note 26)	7,358	—

Total liabilities	9,732	11,966

Guarantees, commitments, contingencies and subsequent events (notes 2, 18, 20, 29 and 30)

SHAREHOLDERS’ DEFICIT
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 498,206,366 and 497,893,086 for 2009 and 2008, respectively	35,604	35,593
Additional paid-in capital	3,623	3,547
Accumulated deficit	(41,876)	(42,362)
Accumulated other comprehensive loss	(1,124)	(729)

Total Nortel Networks Corporation shareholders’ deficit	(3,773)	(3,951)
Noncontrolling interests	729	822

Total shareholders’ deficit	(3,044)	(3,129)

Total liabilities and shareholders’ deficit	$6,688	$8,837

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Changes in Equity (Deficit) and Comprehensive Income (Loss)

(Millions of U.S. Dollars)

	2009	2008	2007
Common shares
Balance at the beginning of the year	$35,593	$34,028	$33,938
Common shares issued — net	—	—	6
Common shares issued related to the Global Class Action Settlement	10	1,539	69
Fair value and costs associated with share-based compensation plans and stock purchase plans	—	26	15
Other	1	—	—

Balance at the end of the year	35,604	35,593	34,028

Additional paid-in capital
Balance at the beginning of the year	3,547	5,025	3,378
Fair value and costs associated with share-based compensation plans and stock purchase plans	—	(26)	(15)
Global Class Action Settlement — net	(10)	(1,539)	1,557
Stock option compensation	44	46	76
Restricted stock units	34	31	23
Performance stock units	8	5	6
Deferred share units	—	4	—
Other	—	1	—

Balance at the end of the year	3,623	3,547	5,025

Accumulated deficit
Balance at the beginning of the year	(42,362)	(36,532)	(35,574)
Net earnings (loss)	488	(5,799)	(957)
Adoption of FIN 48 (note 3)	—	—	(1)
Adoption of FASB Statement No. 158 (note 3 and 14)	—	(33)	—
Other	(2)	2	—

Balance at the end of the year	(41,876)	(42,362)	(36,532)

Accumulated other comprehensive income (loss)
Balance at the beginning of the year	(729)	237	(621)
Impact of Equity Investees	3	—	—
Foreign currency translation adjustment	(170)	(246)	301
Unrealized gain (loss) on investments — net	5	(10)	(13)
Unrealized derivative gain (loss) on cash flow hedges — net	—	—	10
Change in unamortized pension and post-retirement actuarial losses and prior service cost	(233)	(715)	560
Adoption of FASB Statement No. 158 — net (notes 3 and 14)	—	5	—

Balance at the end of the year	(1,124)	(729)	237

Noncontrolling interests	729	822	830

Total shareholders’ equity (deficit)	$(3,044)	$(3,129)	$3,588

Total comprehensive income (loss) for the year
Net earnings (loss)	$521	$(5,647)	$(843)
Other comprehensive income (loss) -net of tax	(395)	(966)	858

Total comprehensive income (loss) for the year	$126	$(6,613)	$15

Less: comprehensive income attributable to noncontrolling interests
Net income	(33)	(152)	(114)
Foreign currency translation adjustment	17	—	—

Comprehensive earnings (loss) attributable to Nortel Networks Corporation	$110	$(6,765)	$(99)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Cash Flows for the years ended December 31

(Millions of U.S. Dollars)

	2009	2008	2007
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Corporation	$488	$(5,799)	$(957)
Net (earnings) loss from discontinued operations — net of tax	(201)	1,175	161
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	191	280	276
Goodwill impairment	—	1,571	—
Non-cash portion of shareholder litigation settlement recovery	—	—	(54)
Non-cash portion of cost reduction activities	18	18	13
Equity in net earnings of associated companies — net of tax	—	(3)	(2)
Equity in net loss of Equity Investees (note 28)	445	—	—
Share-based compensation expense	56	49	73
Deferred income taxes	16	3,053	1,019
Pension and other accruals	264	129	277
Gain on sales of businesses and impairments of assets — net	1	(1)	(26)
Income attributable to noncontrolling interests — net of tax	33	152	115
Reorganization items — non cash	(1,058)	—	—
Other — net	347	(480)	(357)
Change in operating assets and liabilities:
Other (note 7)	676	(740)	(958)

Net cash from (used in) operating activities — continuing operations	1,276	(596)	(420)
Net cash from (used in) operating activities — discontinued operations	(941)	29	17

Net cash from (used in) operating activities	335	(567)	(403)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(40)	(126)	(210)
Proceeds on disposals of plant and equipment	96	—	90
Change in restricted cash and cash equivalents	(1,983)	39	563
Increase in short and long-term investments	—	(362)	—
Decrease in short and long-term investments	46	286	—
Acquisitions of investments and businesses — net of cash acquired	(2)	(75)	(77)
Proceeds from the sales of investments and businesses and assets — net	1,091	(11)	23

Net cash from (used in) investing activities — continuing operations	(792)	(249)	389
Net cash from (used in) investing activities — discontinued operations	898	(61)	19

Net cash from (used in) investing activities	106	(310)	408

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(6)	(35)	(52)
Capital repayment to noncontrolling interests	(71)	(36)	—
Increase in notes payable	51	177	76
Decrease in notes payable	(93)	(138)	(81)
Proceeds from issuance of long-term debt	—	668	1,150
Repayments of long-term debt	—	(675)	(1,125)
Debt issuance costs	—	(13)	(23)
Repayments of capital leases	(9)	(21)	(23)
Other financing activities	—	—	—
Issuance of common shares	—	—	10

Net cash used in financing activities — continuing operations	(128)	(73)	(68)
Net cash used in financing activities — discontinued operations	(1)	(1)	(1)

Net cash used in financing activities	(129)	(74)	(69)

Effect of foreign exchange rate changes on cash and cash equivalents	50	(184)	104

Net cash from (used in) continuing operations	406	(1,102)	5
Net cash from (used in) discontinued operations	(44)	(33)	35

Net increase (decrease) in cash and cash equivalents	362	(1,135)	40
Cash and cash equivalents at beginning of the year	2,397	3,532	3,492
Less cash and cash equivalents of Equity Investees	(761)	—	—

Adjusted cash and cash equivalents at beginning of the year	1,636	3,532	3,492

Cash and cash equivalents at end of the year	1,998	2,397	3,532
Less cash and cash equivalents of discontinued operations at end of the year	—	(44)	(77)

Cash and cash equivalents of continuing operations at end of the year	$1,998	$2,353	$3,455

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements

1. Basis of presentation

All monetary amounts in these notes to the consolidated financial statements are in millions, except per share amounts, and in United States (U.S.) Dollars unless otherwise stated.

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

Nortel Networks Limited (“NNL”) is Nortel’s principal direct operating subsidiary and its results are consolidated into Nortel’s results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in noncontrolling interests in the consolidated balance sheets and any dividends paid on preferred shares are reported in income attributable to noncontrolling interests in the statements of operations.

Consolidated Financial Statements

The financial statements as of December 31, 2008 and for the years ended December 31, 2008 and December 31, 2007 have been presented on a consolidated basis to include Nortel and all of its majority owned and controlled subsidiaries. After consideration of the guidance available in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810 “Consolidation” (“ASC 810”) and FASB ASC 852 “Reorganizations” (“ASC 852”), the financial statements as of and for the year ended December 31, 2009 have been presented on a basis that consolidates subsidiaries consistent with the basis of accounting applied in 2008 and prior except that, as disclosed further below, certain of Nortel’s subsidiaries in Europe, the Middle East and Africa (“EMEA”), Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”) and Nortel Networks (Ireland) Limited (collectively, “EMEA Subsidiaries”) and the subsidiaries the EMEA Subsidiaries control, have been accounted for under the equity method from January 14, 2009 (“Petition Date”).

ASC 852, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings (as defined below) is applicable to Nortel, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, Nortel’s revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. Nortel adopted ASC 852 effective on January 14, 2009 and has segregated those items outlined above for all reporting periods subsequent to such date.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

As further described in note 2, beginning on the Petition Date Nortel and certain of its subsidiaries in Canada, the United States (“U.S.”), and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France (collectively, “Creditor Protection Proceedings”). Nortel continues to exercise control over its subsidiaries located in Canada, the U.S., Central American and Latin American (“CALA”) and Asia (other than entities in Australia which are wholly-owned subsidiaries of NNUK and therefore are included in the Equity Investees, as defined below), and these financial statements are prepared on a consolidated basis with respect to those subsidiaries. Based on its review of the applicable accounting guidance, Nortel has determined that it did not exercise all of the elements of control over the EMEA Subsidiaries once they filed for creditor protection and, in accordance with ASC 810, was required to deconsolidate the EMEA Subsidiaries, as well as those entities the EMEA Subsidiaries control (collectively, the “Equity Investees”). However, as described further in note 28, Nortel continues to exercise significant influence over the operating and financial policies of the Equity Investees. As a result, Nortel has accounted for its interests in the Equity Investees under the equity method in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures” (“ASC 323”) since the Petition Date. On the Petition Date, the Equity Investees were in a net liability position. As the carrying values of the Equity Investees’ net liabilities were not considered to have differed materially from their estimated fair values and due to Nortel and its consolidated subsidiaries’ continuing involvement with the Equity Investees, including NNL’s guarantee of the U.K. pension liability (see note 2), Nortel concluded that the initial carrying value of its investment in these consolidated financial statements should reflect the Equity Investees’ net liabilities and no gain or loss was recognized on deconsolidation.

In its quarterly reports for the periods ended March 31, 2009 and June 30, 2009, Nortel had presented combined and consolidated financial statements, which combined the financial position, results of operations and cash flows of the Equity Investees on a line-by-line basis. Based on its ongoing review of the applicable accounting guidance and after discussions with staff of the U.S. Securities and Exchange Commission (“SEC”), Nortel concluded that the presentation of the Equity Investees under the equity method was more appropriate and commencing with the quarterly report for the period ended September 30, 2009 has reflected results of the Equity Investees using the equity method. Nortel will reflect results of the Equity Investees using the equity method for the periods ended March 31, 2009 and June 30, 2009 when these periods are presented on a comparative basis in future filings. This change in presentation is not expected to affect the reported amount of net earnings (loss) for these periods, but will affect the financial statement presentation as the financial position and results of operations of the Equity Investees will be presented net on a single line in the balance sheet and statement of operations, respectively.

Basis of Presentation and Going Concern Issues

The audited consolidated financial statements include all information and notes required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) in the preparation of annual consolidated financial statements. Although Nortel is headquartered in Canada, the audited consolidated financial statements are expressed in U.S. Dollars as the greater part of Nortel’s financial results and net assets are denominated in U.S. Dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the audited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, inventory provisions, product warranties,

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

estimated useful lives of intangible assets and plant and equipment, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, share-based compensation, contingencies and pre-petition liabilities.

The audited consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such audited consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; (d) as to operations, the effect of any future changes that may be made in Nortel’s business; or (e) as to divestiture proceeds held in escrow, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

The ongoing Creditor Protection Proceedings and completed and proposed divestitures of Nortel’s businesses and assets raise substantial doubt as to whether Nortel will be able to continue as a going concern. The audited consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC as applied by Nortel prior to the Creditor Protection Proceedings, except as disclosed below and in notes 3 and 6. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the audited consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Nortel has continued to operate its remaining businesses by renewing and seeking to grow business with existing customers, competing for new customers, continuing significant research and development (“R&D”) investments, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. Nortel has also continued its focus on cost containment and cost reduction initiatives during this time. It is Nortel’s intention to continue to operate its businesses in this manner to maintain and maximize the value of its remaining businesses until they are sold or otherwise addressed. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the audited consolidated financial statements.

Liquidation of Subsidiaries

Other events also may impact when, and if, an entity is deemed to be in liquidation including statutory requirements and court approvals. As such approvals and events occur, Nortel will evaluate whether a change in basis of accounting is appropriate, and in all such cases, Nortel will assess the carrying values of those entities’ assets when it appears likely entities will be approved for liquidation. Subsequent to December 31, 2009, events have occurred resulting in certain entities being placed in liquidation or pending approval to be liquidated. The net assets of these entities are not deemed significant individually or in aggregate.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Comparative Figures

Certain 2008 and 2007 figures in the audited consolidated financial statements have been reclassified to conform to Nortel’s current presentation. See note 5.

2. Creditor protection proceedings

On January 14, 2009, after extensive consideration of all other alternatives, with the unanimous authorization of the Nortel board of directors after thorough consultation with advisors, Nortel initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada, the U.S., the U.K., and subsequently in Israel and France.

On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its businesses. To date, Nortel has completed a number of divestitures including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd., to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components (“Packet Core Assets”) to Hitachi, Ltd. (“Hitachi”); and (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd. (“Radware”). In addition, Nortel has, where applicable, completed bidding processes and received court approvals, as applicable, in the U.S. and Canada for further divestitures including: (i) the planned sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corp. (“Ciena”); (ii) the planned sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (iii) the planned sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND; and (iv) the planned sale of its interest in LGN. See “Significant Business Divestitures” in this note 2 for further information on these divestitures, including approvals and conditions relating to certain pending sales.

Since June 2009, more than $2,000 in net proceeds have been generated through the completed sales of businesses. Additional net proceeds, as described below, are expected upon the completion of the previously announced sales of Nortel’s Optical Networking and Carrier Ethernet, GSM/GSM-R and CVAS businesses. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (“NBS”) was established in 2009 to provide global transitional services to purchasers of Nortel’s businesses, in fulfillment of contractual obligations under transition services agreements (“TSAs”) entered into in connection with the sales of Nortel’s businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise in finance, supply chain management, information technology, R&D, human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of 12 to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of Nortel’s accounts receivables, inventory and real estate assets, independent of the TSAs.

A core corporate group (“Corporate Group”) was also established in 2009 and is currently focused on a number of key actions, including the completion of announced sales and the sale of remaining businesses and

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

assets, as well as exploring strategic alternatives to maximize the value of Nortel’s intellectual property. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the CCAA Proceedings and Chapter 11 Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to Nortel’s affiliates around the world.

CCAA Proceedings

On January 14, 2009 (“Petition Date”), Nortel, NNL and certain other Canadian subsidiaries (“Canadian Debtors”) obtained an initial order (“Initial Order”) from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”), which has since been extended to April 23, 2010 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the Initial Order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (“Canadian Monitor”). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings. On August 14, 2009, the Canadian Court approved an order that permits the Canadian Monitor to take on an enhanced role with respect to the oversight of the business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings. On May 27, 2009 and July 22, 2009, representative counsel was appointed on behalf of the former employees of the Canadian Debtors and on behalf of the continuing employees of the Canadian Debtors, respectively (“Representative Counsel”). Nortel management and the Canadian Monitor have met with Representative Counsel to provide status updates and share information with them that has been shared with the representatives of other major stakeholders.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until April 23, 2010, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings (as defined below) and the CCAA Proceedings on matters of concern to both courts.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

•

Second, a charge, ranking pari passu with the aforementioned administration charge, in favor of Goldman, Sachs & Co. (“Goldman”), on the proceeds of any sale of NNL’s interest in LGN, as security for the full amount of fees and expenses payable to Goldman pursuant the terms of its agreement with NNL to act as financial advisor to NNL in connection with such sale;

•

Third, the Carling facility charges, in favor of Nortel Networks Inc. (“NNI”) as security for amounts owed by NNL and Nortel Networks Technology Corporation (“NNTC”) to NNI with respect to a post- Petition Date intercompany revolving loan agreement (“NNI Loan Agreement”), under which an initial amount of $75 has been advanced, against the fee simple interest of NNTC and the leasehold interest of NNL in the real property located at 3500 Carling Avenue, Labs 1-10, Ottawa, Ontario, such charge not to exceed the amount of any such loan plus related interest and fees;

•

Fourth, a charge in favor of NNI against all of the property of the Canadian Debtors as security for a contingent payment of up to $26 payable by NNL to NNI in the event it is determined that payments made by NNI for certain corporate overhead and research and development services provided by NNL to the U.S. Debtors from the Petition Date to December 31, 2009 exceed the amount actually due for such services;

•

Fifth, the directors’ charge, against all property of the Canadian Debtors in an amount not exceeding CAD$90, as security for their obligation to indemnify their respective directors and officers for all claims that may be made against them relating to any failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations arising during the CCAA Proceedings, and legal fees and expenses of their counsel in connection with the CCAA Proceedings (see “Directors’ and Officers’ Compensation and Indemnification” below);

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

•

Eighth, a charge, ranking pari passu with the aforementioned intercompany charge, in favor of NNUK against all of the property of the Canadian Debtors as security for two $10 payments payable by NNL to NNUK from the allocation of sale proceeds NNL actually receives from future material asset sales, so long as NNL’s post-adjustment allocation for each such sale is at least $30 and certain liquidity conditions are satisfied;

•

Ninth, a charge (the “Special Incentive Plan Charge”) in an amount not exceeding CDN$20 against all of the property of the Canadian Debtors to secure payment of the amounts that have been determined to be payable to participants under the Special Incentive Plan (as defined below), subject to their continued employment until the applicable payment date (see “Workforce Reductions; Employee Compensation Program Changes” below); and

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Subject to the approval of the Canadian Court, a further charge is expected to be granted as follows:

•

Tenth, a charge ranking pari passu with the Special Incentive Plan Charge, in favor of certain former employees and long term disability employees who are beneficiaries under the Settlement Agreement (as defined below) in an amount not exceeding CDN$57 against all of the property of the Canadian Debtors to secure payment of the medical, dental, income, termination and pension payments agreed to be paid by the Canadian Debtors under the Settlement Agreement (see “Settlement Agreement with Former and Disabled Canadian Employee Representatives” below).

Chapter 11 Proceedings

Also on the Petition Date, NNI, Nortel Networks Capital Corporation (“NNCC”) and certain other of Nortel’s U.S. subsidiaries (“U.S. Debtors”), other than Nortel Networks (CALA) Inc. (“NNCI”), filed voluntary petitions under Chapter 11 with the U.S. Court (“Chapter 11 Proceedings”). The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of the NNI Loan Agreement between NNI as lender and NNL as borrower with an initial advance to NNL of $75, to support NNL’s ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI, a U.S. based subsidiary that operates in the CALA region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings, although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration, for procedural purposes only, of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Flextronics Corporation, Pension Benefit Guaranty Corporation (“PBGC”) and Law Debenture Trust Company of New York (“U.S. Creditors’ Committee”). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of Nortel’s publicly traded debt has organized (“Bondholder Group”). Nortel’s management and the Canadian Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings, and the Debtors’ ability to operate.

On December 8, 2009, Nortel announced that NNI had entered into an agreement with John Ray for his appointment as principal officer of each of the U.S. Debtors and to work with Nortel management, the Canadian Monitor, the U.K. Administrators and various retained advisors, in providing oversight of the conduct of the businesses of the U.S. Debtors in relation to various matters in connection with the Chapter 11 Proceedings. This appointment was approved by the U.S. Court on January 6, 2010.

As a consequence of the commencement of the Chapter 11 Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any U.S. Debtor preceding the Petition Date and substantially all pending claims and litigation against the U.S. Debtors have been automatically stayed for the

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

pendency of the Chapter 11 Proceedings (absent any court order lifting the stay). In addition, the U.S. Debtors applied for and obtained an order in the Canadian Court recognizing the Chapter 11 Proceedings in the U.S. as “foreign proceedings” in Canada and giving effect, in Canada, to the automatic stay under the U.S. Bankruptcy Code.

Administration Proceedings

Also on the Petition Date, certain of Nortel’s EMEA subsidiaries (“EMEA Debtors”) made consequential filings and each obtained an administration order from the High Court of England and Wales (“English Court”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”). The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (“EC”) No 1346/2000 on Insolvency Proceedings (“EC Regulation”) and on the basis that each EMEA Debtor’s center of main interests was in England. The UK Administration Proceedings currently extend to January 13, 2012, subject to further extension. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, “U.K. Administrators”) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of Nortel’s operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey.

The U.K. Administration Proceedings in relation to NNUK have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

Certain of Nortel’s Israeli subsidiaries (“Israeli Debtors”) have commenced separate creditor protection proceedings in Israel (“Israeli Administration Proceedings”). On January 19, 2009, an Israeli court (“Israeli Court”) appointed administrators over the Israeli Debtors (“Israeli Administrators”). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. Under Israeli law, the Israeli Administration Proceedings are usually ended with either a scheme of arrangement, which returns an Israeli debtor to solvency, or a liquidation. On November 24, 2009, the Israeli Court approved a scheme of arrangement for both Israeli Debtors but resolved in a subsequent application to extend the appointment of the Israeli Administrators with respect to Nortel Networks Israel (Sales and Marketing) Limited (in administration) and provide the Israeli Administrators with the same scope of responsibilities and authorities granted to them under the stay of proceedings order. In light of the above, Nortel Networks Israel (Sales and Marketing) Limited (in administration) remained subject to administration proceedings and is still considered as an Israeli Debtor. The Israeli Administration Proceedings with respect to Nortel Communications Holdings (1997) Limited ended as of December 3, 2009.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (“French Court”) ordered the commencement of secondary proceedings in respect of NNSA (“French Secondary Proceedings”). The French Secondary Proceedings consist of liquidation proceedings during which

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

NNSA continued to operate as a going concern for an initial period of three months. On August 20, 2009, the French Court extended the French Secondary Proceedings until November 28, 2009. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French administrator (“French Administrator”) and a French liquidator (“French Liquidator”) have been appointed and are in charge of the day-to-day affairs and continuing business of NNSA in France. The French Court has approved an order to: (i) suspend the liquidation operations relating to the sale of the assets and/or businesses of NNSA for a renewable period of two months, currently extending until the earlier of May 31, 2010 or the filing by Kaspch with the French Court of a letter stating that its bid for the GSM/GSM-R assets of NNSA has become unconditional; (ii) authorize the continuation of the business of NNSA so long as the liquidation operations are suspended; and (iii) maintain the powers of the French Administrator and French Liquidator during the suspension period, except with respect to the sale of assets and/or businesses of NNSA.

The current Canadian Debtors, U.S. Debtors, EMEA Debtors and Israeli Debtors are together referred to as the “Debtors”; the CCAA Proceedings, the Chapter 11 Proceedings, the U.K. Administration Proceeding, the Israeli Administration Proceedings and the French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”.

Significant Business Divestitures

CDMA and LTE Access Assets

On June 19, 2009, Nortel announced that it, NNL, and certain of Nortel’s other subsidiaries, including NNI, had entered into a “stalking horse” asset sale agreement with Nokia Siemens Networks B.V. (“NSN”) for the planned sale of substantially all of its CDMA business and LTE Access assets for $650. This sale required a court-approved bidding process, known as a “stalking horse” or 363 Sale under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court in late June 2009. Competing bids were required to be submitted by July 21, 2009 and an auction with the qualified bidders was completed on July 24, 2009. Ericsson emerged as the successful bidder for a purchase price of $1,130, subject to certain post closing purchase price adjustments. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson on July 28, 2009. On November 13, 2009, Nortel announced that following satisfaction of all closing conditions, the sale had concluded. In connection with this transaction and included in its accounting, NNL and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to NSN.

Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the CDMA business and LTE Access assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the CDMA business and LTE Access assets has been recognized as part of reorganization items in the fourth quarter of fiscal 2009. The related CDMA business and LTE Access financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Packet Core Assets

On September 21, 2009, Nortel announced that it planned to sell, by “open auction”, the Packet Core Assets of its WN business. The Packet Core Assets consist of software to support the transfer of data over existing wireless networks and the next generation of wireless communications technology including relevant non-patent intellectual property, equipment and other related tangible assets, as well as a non-exclusive license of certain relevant patents and other intellectual property. The Packet Core Assets exclude legacy packet core components for its GSM and Universal Mobile Telecommunications System (“UMTS”) businesses. On October 25, 2009, in

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

accordance with court approved procedures, our principal operating subsidiary, NNL, and NNI, entered into an agreement with Hitachi for the sale of Nortel’s Packet Core Assets for a purchase price of $10. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. On December 8, 2009, NNC announced that following satisfaction of all closing conditions, the sale was concluded. A gain on disposal of the Packet Core Assets has been recognized as part of reorganization items in the fourth quarter of fiscal 2009. The related Packet Core Assets financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Enterprise Solutions Business

On July 20, 2009, Nortel announced that it, NNL, and certain of Nortel’s other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset and share sale agreement with Avaya for its North American, CALA and Asian ES business, and an asset sale agreement with Avaya for the EMEA portion of its ES business for a purchase price of $475. These agreements included the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on August 4, 2009. Competing bids were required to be submitted by September 4, 2009 and an auction with the qualified bidders commenced on September 11, 2009. On September 14, 2009, Avaya emerged as the successful bidder for the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. for a purchase price of $900 in cash, subject to certain post closing purchase price adjustments, with an additional pool of $15 reserved for an employee retention program. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Avaya on September 16, 2009. On December 18, 2009, Nortel announced that the sale of substantially all of these assets had been completed. The sale of certain ES assets held by Israeli subsidiaries was subsequently approved by the Israeli Court on December 21, 2009. All other closing conditions had been satisfied as of December 18, 2009.

Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the ES business and NGS assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the ES business and NGS has been recognized in the fourth quarter of fiscal 2009. The related ES business and NGS financial results of operations have been classified as discontinued operations for all periods presented. See note 5.

Optical Networking and Carrier Ethernet Businesses

On October 7, 2009, Nortel announced that it, NNL, and certain of its other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with Ciena for its North American, CALA and Asian Optical Networking and Carrier Ethernet businesses, and an asset sale agreement with Ciena for the EMEA portion of its Optical Networking and Carrier Ethernet businesses for a purchase price of $390 in cash and 10 million shares of Ciena common stock. These agreements include the planned sale of substantially all the assets of Nortel’s Optical Networking and Carrier Ethernet businesses globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were ultimately required to be submitted by November 17, 2009. On November 22, 2009, in accordance with court approved procedures, Nortel concluded an auction for the sale of these assets to Ciena, who emerged as the successful bidder, agreeing to pay $530 in cash, subject to certain post closing purchase price adjustments, plus $239 principal amount of Ciena convertible notes due June 2017. At a joint hearing on December 2, 2009, Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ciena.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to completion of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including the approval of the courts in France and Israel. This sale is expected to close in March 2010, subject to confirmation of receipt of all regulatory approvals and satisfaction of all closing conditions.

The related Optical Networking and Carrier Ethernet businesses assets and liabilities were classified as held for sale beginning in the fourth quarter of 2009. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the Optical Networking and Carrier Ethernet businesses assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. The related Optical Networking and Carrier Ethernet businesses financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

GSM/GSM-R Business

On September 30, 2009, Nortel announced that it plans to sell by “open auction” substantially all of its global GSM/GSM-R business. In connection with this proposed sale, NNL also expects to transfer specified patents predominantly used in the GSM business and grant non-exclusive licenses of other relevant patents. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were required to be submitted by November 16, 2009. An auction with the qualified bidders concluded on November 24, 2009, with Ericsson and Kapsch emerging as the successful bidders for the sale of these assets for a total purchase price of $103 in cash, subject to certain post closing purchase price adjustments. On November 18, 2009, Kapsch filed its bid for the GSM/GSM-R assets of NNSA with the French Administrator and the French Liquidator. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson and Kapsch on December 2, 2009.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into an EMEA asset sale agreement on behalf of each of the relevant EMEA Debtors. The sale of any GSM/GSM-R assets currently held by NNSA is subject to the approval of the French Court. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to completion of the sale. In addition to the processes and approvals outlined above, consummation of a GSM/GSM-R transaction is subject to the satisfaction of certain regulatory approvals and customary closing conditions. This sale is expected to close by the end of the first quarter of 2010, subject to regulatory approvals and closing conditions.

The related GSM/GSM-R business assets and liabilities have been classified as held for sale beginning in the fourth quarter of 2009. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the GSM/GSM-R business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. The related GSM/GSM-R business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

CVAS Business

On December 23, 2009, Nortel announced that it, NNL, and certain of its other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with GENBAND for its North American, CALA and Asian CVAS business, and an asset sale agreement with GENBAND for the EMEA portion of CVAS business for a purchase price of $282, subject to balance sheet and other adjustments currently estimated at approximately $100, resulting in estimated net proceeds of approximately $182. These agreements include the planned sale of substantially all the assets of the CVAS business globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the Canadian Court on January 6, 2010 and the U.S. Court on January 8, 2010. Competing bids were required to be submitted by February 23, 2010. No bids were received prior to the bid deadline. On February 24, 2010, Nortel announced that it will not proceed to auction and will work towards closing the asset sale agreements with GENBAND. At a joint hearing on March 3, 2010, Nortel obtained U.S. Court and Canadian Court approval of the sale to GENBAND.

Except in relation to NNSA, the U.K. Administrators have the authority, without further court approval, to enter into the EMEA asset sale agreement on behalf of each of the EMEA Debtors. In some EMEA jurisdictions, this transaction is subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including governmental approvals in Canada and the United States and the approval of the courts in France and Israel. This sale is expected to close in the second quarter of 2010, subject to regulatory approvals and closing conditions.

The related CVAS business assets and liabilities will be classified as held for sale beginning in the first quarter of 2010. Nortel has preliminarily identified individual assets of approximately $60 and liabilities of approximately $116 that are expected to be included as part of the sale transaction.

LGN Joint Venture

On May 27, 2009, Nortel announced that NNL has decided to seek a buyer for its majority stake (50% plus 1 share) in LGN, the Korean joint venture with LG Electronics, Inc. (“LGE”). Nortel’s affiliates based in Asia, including LGN, have not filed for creditor protection; however, pursuant to the ongoing Creditor Protection Proceedings, NNL filed a motion with the Canadian Court and received approval for a proposed sale process that has been agreed with LGE and the appointment of Goldman to assist with the proposed divestiture. Any proposed sale that results from the sale process will require the consent of LGE under the terms of the joint venture agreement, and further approval of the Canadian Court.

Nortel Netas

On July 30, 2009, Nortel Networks International Finance & Holdings B. V. (“NNIF”), an EMEA Debtor, announced that it is evaluating its strategic options including a possible disposal of its 53.13% stake in Nortel Networks Netas Telekomunikasyon A.S. (“Netas”), a publicly traded Turkish company.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things: (i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are expected to materially change, the purchase price associated with the divestitures discussed above (other than with respect to the planned sale of Nortel’s CVAS business, as described above).

Transition Services Agreements

Nortel has entered into TSAs in connection with certain of the completed divestitures discussed above and is contractually obligated under such TSAs to provide transition services to certain purchasers of its businesses and assets.

In connection with the sale of substantially all of its CDMA business and LTE Access assets, Nortel entered into a TSA with Ericsson pursuant to which Nortel has agreed to provide certain transition services for a period of up to 12 to 24 months after closing of the transaction.

In connection with the sale of substantially all of its ES business, Nortel has entered into a TSA with Avaya pursuant to which it has agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

In connection with the planned sale of substantially all of its GSM/GSM-R business, subject to completion of the divestiture, at closing, Nortel expects to enter into a TSA with Ericsson pursuant to which Nortel would agree to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction and a TSA with Kapsch pursuant to which Nortel would agree to provide certain transition services for a period of up to 12 months after closing of the transaction.

In connection with the planned sale of substantially all of its Optical Networking and Carrier Ethernet businesses, subject to completion of the divestiture, at closing, Nortel expects to enter into a TSA with Ciena pursuant to which Nortel would agree to provide certain transition services for a period of up to 24 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

In connection with the planned sale of substantially all of its CVAS business, subject to completion of the divestiture, at closing, Nortel expects to enter into a TSA with GENBAND pursuant to which Nortel would agree to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

Further Divestitures

The Creditor Protection Proceedings may result in additional sales or divestitures; however, Nortel can provide no assurance it will be able to complete any further sale or divestiture on acceptable terms or at all. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

with a de minimis value. The Canadian Debtors can generally take similar actions with the approval of the Canadian Monitor. In France, the French Administrator and French Liquidator have the ability to deal with assets of de minimis value in a similar way under statute. There is no formal concept of “abandonment of assets with a de minimis value” in the U.K. Administration Proceedings, although the U.K. Administrators will ordinarily not take any steps to deal with assets where there is no benefit to creditors in them doing so. As Nortel continues to advance in discussions to sell its other businesses, it will consult with the Canadian Monitor, the U.K. Administrators, the U.S. Creditors’ Committee, the Bondholder Group and other stakeholders as appropriate (including the French Administrator, the French Liquidator and the Israeli Administrators as necessary), and any proposed divestiture may be subject to the approval of affected stakeholders and the relevant courts. There can be no assurance that any further proposed sale or divestiture will be developed, confirmed or approved, where required, by any of the relevant courts or affected stakeholders.

Jurisdictional Analysis

Nortel continues to undertake an in-depth analysis to assess the strategic and economic value of several of its subsidiaries, in particular those that are not included in the sale of its businesses or are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, Nortel has made decisions and will continue to make decisions to cease operations or commence liquidation of certain affiliates that are no longer considered strategic or material to the sale of its remaining businesses or assets.

Divestiture Proceeds Received

Proceeds of approximately $1,940, in connection with the completed sales of businesses and assets to date, have been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,028 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets; and

(d)	$884 from the sale of substantially all of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS.

These consolidated financial statements have been prepared by NNC. Of the $1,940 in proceeds received from divestitures as of December 31, 2009, approximately $1,928 is being held in escrow which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel entities has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding, the final allocation of divestiture proceeds.

As at December 31, 2009, a further $125 in the aggregate was expected to be received in connection with the divestiture of substantially all of Nortel’s CDMA business and LTE Access assets and the divestiture of substantially all of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to December 31, 2009, Nortel’s escrow agent has received $44 of the $125.

Business Operations

During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation while Nortel continues to focus on the completion of announced sales and the sale of remaining businesses and assets. Nortel has continued to engage with its existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and Nortel’s divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, Nortel established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

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

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved a claims process in the U.S. for claims that arose prior to the Petition Date. Pursuant to this claims process, proofs of claim, except in relation to NNCI, had to be received by the U.S. Claims Agent, Epiq Bankruptcy Solutions, LLC (“Epiq”), by no later than 4:00 p.m. (Eastern Time) on September 30, 2009 (subject to certain exceptions as provided in the order establishing the claims bar date). On December 2, 2009, the U.S. Court approved 4:00 p.m. (Eastern Time) on January 25, 2010 as the deadline for receipt by Epiq of proofs of claim against NNCI (subject to certain exceptions as provided in the order establishing the claims bar date).

On July 30, 2009, Nortel announced that the Canadian Court approved a claims process in Canada in connection with the CCAA Proceedings. Pursuant to this claims process, subject to certain exceptions, proofs of claim for claims arising prior to the Petition Date had to be received by the Canadian Monitor by no later than

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

September 30, 2009. This claims bar date does not apply to certain claims, including inter-company claims as between the Canadian Debtors or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proofs of claim for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to, or must be, received by the Canadian Monitor by the later of September 30, 2009 and 30 days after a proof of claim package has been sent by the Canadian Monitor to the person in respect of such claim.

In relation to NNSA, claims had to be submitted to the French Administrator and the French Liquidator no later than August 12, 2009 with respect to French creditors and October 12, 2009 with respect to foreign creditors. In relation to the Israeli Debtors, the Israeli Court determined that claims had to be submitted to the Israeli Administrators by no later than July 26, 2009. Other than as set forth above with respect to NNSA, no outside bar date for the submission of claims has been established in connection with U.K. Administration Proceedings.

The audited consolidated financial statements for the year ended December 31, 2009 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 26 for additional information about claims.

Interim and Final Funding and Settlement Agreements

Historically, Nortel has deployed its cash through a variety of intercompany borrowing and transfer pricing arrangements to allow it to operate on a global basis and to allocate profits, losses and certain costs among the corporate group. In particular, the Canadian Debtors have continued to allocate profits, losses and certain costs, among the corporate group through transfer pricing agreement payments (“TPA Payments”). Other than one $30 payment made by NNI to NNL in respect of amounts that Nortel believes are owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an Interim Funding and Settlement Agreement (“IFSA”) dated June 9, 2009 under which NNI paid $157 to NNL, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. A portion of this funding may be repayable by NNL to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

On December 23, 2009, Nortel announced it, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors entered into a Final Canadian Funding and Settlement Agreement (“FCFSA”). The FCFSA provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under Nortel’s transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063 (“FCFSA Claim”), which claim will not be subject to any offset. The FCFSA also provides that NNI will pay to NNL approximately $190 over the course of 2010, which amount includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL, on their behalf, for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of Nortel’s various businesses. On January 21, 2010, Nortel obtained approvals from the Canadian Court and the U.S. Court of the FCFSA and the creation and allowance of the FCFSA Claim. In addition, Nortel obtained various other approvals from the Canadian Court and U.S. Court including authorization for NNL and NNI to enter into advance pricing agreements with the U.S. and Canadian tax authorities to resolve certain transfer pricing issues, on a retrospective basis, for the taxable years 2001 through 2005. In addition, in consideration of a settlement payment of $37.5, the United States Internal Revenue Service (“IRS”) agreed to release all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,000 is reduced to the $37.5 settlement payment. This settlement was a condition of the FCFSA and was approved by the U.S. Court on January 21, 2010. NNI made the settlement payment to the IRS on February 22, 2010.

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (“APAC Agreement Subsidiaries”) in the Asia Pacific (“APAC”) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into an Asia Restructuring Agreement (“APAC Agreement”). Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the APAC Agreement Subsidiaries’ net intercompany debt outstanding as of the Petition Date (“Pre-Petition Intercompany Debt”) to the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA to the extent it elects to participate in the APAC Agreement). A further portion of the Pre-Petition Intercompany Debt will be repayable in monthly amounts but only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. The remainder of each APAC Agreement Subsidiary’s Pre-Petition Intercompany Debt will be subordinated and postponed to the prior payment in full of such APAC Agreement Subsidiary’s liabilities and obligations. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals.

Export Development Canada Support Facility

Effective January 14, 2009, NNL entered into an agreement with Export Development Canada (“EDC”) (“Short-Term Support Agreement”) to permit continued access by NNL to the EDC support facility (“EDC Support Facility”), for an interim period that was extended several times, for up to $30 of support based on its

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. On June 18, 2009, NNL and EDC entered into a cash collateral agreement (“Cash Collateral Agreement”) in connection with the EDC Support Facility. NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which an aggregate of $1.5 has been released in the first quarter of 2010, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. The Short-Term Support Agreement expired without further extension on December 18, 2009. Further access by NNL to the EDC Support Facility is at the sole discretion of EDC.

Other Contracts and Debt Instruments

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to April 23, 2010. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Flextronics

On January 14, 2009, Nortel announced that NNL had entered into an amendment to arrangements (“Amending Agreement”) with a major supplier, Flextronics Telecom Systems, Ltd. (“Flextronics”). Under the terms of the Amending Agreement, NNL agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics had notified Nortel of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties would continue in accordance with their terms. Following subsequent negotiations, Nortel resolved various ongoing disputes and issues relating to the interpretation of the Amending Agreement and confirmed, among other things, its obligation to purchase inventory in accordance with existing

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

plans of record of $25. In addition, one of the supplier agreements with Flextronics was not terminated on July 12, 2009, as originally referenced in the Amending Agreement, but instead was extended to December 2009, with a further extension for certain products to July 2010.

Nortel and Flextronics entered into an agreement dated November 20, 2009 (“Flextronics Agreement”), as approved by the U.S. and Canadian courts on December 2, 2009, that, among other things, provides a mechanism for the transfer of Nortel’s supply relationship to purchasers of Nortel’s other businesses or assets. In addition, this agreement resolves certain receivable amounts from and payable amounts due to Flextronics. See note 6.

Since the Petition Date, Nortel has periodically entered into agreements with other suppliers, including contract manufacturers, to address issues and concerns as they arise in order to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. In certain circumstances, some of these agreements include advance deposit or escrow obligations, or purchase commitments in order to mitigate the risk associated with supplying Nortel during the pendency of the Creditor Protection Proceedings.

Directors’ and Officers’ Compensation and Indemnification

The Initial Order of the Canadian Court in the CCAA Proceedings ordered the Canadian Debtors to indemnify directors and officers of the Canadian Debtors for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations. The Initial Order also included a charge against the property of the Canadian Debtors in an aggregate amount not exceeding CAD$90 as security for such indemnification obligations. On February 26, 2010, the NNC and NNL boards of directors (“Nortel Boards”) approved the reduction in the amount of the charge to an aggregate amount not exceeding CAD$45 on the condition that such reduction shall have been approved by an order of the Canadian Court which order shall provide for certain related releases in respect of such claims. The reduction in the amount of the charge remains subject to the approval of the Canadian Court.

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

Certain Nortel entities have not filed for bankruptcy protection (“Cascade Subsidiaries”). Under the laws of various jurisdictions in which the Cascade Subsidiaries operate, the directors, officers and agents of the Cascade Subsidiaries may be subject to personal liability. In order to protect individuals serving as directors on the boards of the Cascade Subsidiaries and to facilitate participation by the Cascade Subsidiaries in Nortel’s sales of businesses and assets, NNL and NNI have agreed to contribute to a trust (“Trust”), which will indemnify individuals serving as directors on the boards of the Cascade Subsidiaries and their successors, if any, for any claims resulting from their service as a director, officer or agent of a Cascade Subsidiary, subject to limited

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

exceptions. The establishment of the Trust remains subject to the approval of the Canadian Court and the U.S. Court.

Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the NNL Directors’ Deferred Share Compensation Plan (“DSC Plans”), non-employee directors could elect to receive all or a portion of their compensation for services rendered as a member of the Nortel Boards, any committees thereof, and as board or committee chairperson, in share units, in cash or a combination of share units and cash. As part of the relief sought in the CCAA Proceedings, Nortel requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding the terms of, or elections under the DSC Plans, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that Nortel’s directors are entitled to receive remuneration in cash on a then-current basis at then-current compensation levels less an overall $25 thousand reduction. Without this court order, to the extent that directors had elected to receive their compensation in the form of share units, the directors would have received no compensation for their services on a go-forward basis. Since the Petition Date, share units credited under the DSC Plans have not been settled even though several directors have retired from the Nortel Boards. Nortel does not expect to settle any share units held under the DSC Plans in the future. Directors may have an unsecured claim in the CCAA Proceedings with respect to their share unit holdings.

Subsequently, in connection with the reduction in the size of the Nortel Boards from nine directors to three directors and the assumption by the Nortel Boards of additional roles and responsibilities previously discharged by certain committees thereof, the Nortel Boards amended the terms for director compensation effective August 11, 2009.

Workforce Reductions; Employee Compensation Program Changes

On February 25, 2009, Nortel announced a workforce reduction plan intended to reduce its global workforce by approximately 5,000 net positions. During 2009, Nortel commenced and continued to implement these reductions, in accordance with local country legal requirements. During the year ended December 31, 2009, Nortel undertook additional workforce reduction activities. Given the Creditor Protection Proceedings, Nortel has discontinued all remaining activities under its previously announced restructuring plans as of the Petition Date. For further information, refer to notes 11 and 12. In addition, Nortel has taken and expects to take further, ongoing workforce and other cost reduction actions as it works through the Creditor Protection Proceedings.

Nortel continued the Nortel Networks Limited Annual Incentive Plan (“Incentive Plan”) in 2009 for all eligible employees. The Incentive Plan was modified to permit quarterly rather than annual award determinations and payouts for 2009. This has provided a more immediate incentive for employees upon the achievement of critical shorter-term objectives.

Nortel is continuing the Incentive Plan for 2010.

Where required, Nortel has obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings. In March 2009, Nortel obtained U.S. Court and Canadian Court approvals for a key employee incentive and retention program for employees in North America, CALA and Asia. The program consists of the Nortel Networks Corporation Key Executive Incentive Plan (“KEIP”) and the Nortel Networks Corporation Key Employee Plan (“KERP”).

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

On March 20, 2009, Nortel obtained Canadian Court approval to terminate the Nortel Networks Corporation Change in Control Plan.

On March 4, 2010, Nortel obtained U.S. Court approval and on March 8, 2010 Nortel obtained Canadian Court approval for the Nortel Special Incentive Plan (“Special Incentive Plan”), which is designed to retain personnel at all levels of Corporate Group and NBS critical to complete Nortel’s remaining work. The Special Incentive Plan was developed in consultation with independent expert advisors taking into account the availability of more stable and competitive employment opportunities available to these employees elsewhere. The Special Incentive Plan is supported by the Canadian Monitor, U.S. Creditors’ Committee and the Bondholders Group. Representative Counsel to former Canadian employees was also advised of the Special Incentive Plan prior to its approval by the Canadian Court and U.S. Court.

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (“2005 SIP”), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (“1986 Plan”) and the Nortel Networks Corporation 2000 Stock Option Plan (“2000 Plan”)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)), whether vested or unvested. Nortel sought this approval given the decreased value of Nortel Networks common shares (“NNC common shares”) and the administrative and associated costs of maintaining the plans to Nortel as well as the plan participants. As at December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. See note 25 for additional information about Nortel’s share-based compensation plans.

Settlement Agreement with Former and Disabled Canadian Employee Representatives

On February 8, 2010, the Canadian Debtors reached an agreement on certain employment related matters regarding former Canadian Nortel employees, including Nortel’s Canadian registered pension plans and benefits for Canadian pensioners and Nortel employees on long term disability (“LTD”). Nortel entered into a settlement agreement with court-appointed representatives of its former Canadian employees, pensioners and LTD beneficiaries, Representative Counsel, the Canadian Auto Workers’ union and the Canadian Monitor (“Settlement Agreement”). The Settlement Agreement remains subject to the approval of the Canadian Court.

The Settlement Agreement provides that Nortel will continue to administer the Nortel Networks Negotiated Pension Plan and the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan (“Canadian Pension Plans”) until September 30, 2010, at which time these Canadian Pension Plans will be transitioned, in accordance with the Ontario Pension Benefits Act, to a new administrator appointed by the Office of the Superintendent of Financial Services. Nortel and the Canadian Monitor will take all reasonable steps to complete the transfer of the administration of the Canadian Pension Plans to the new administrator. Nortel will continue to fund these Canadian Pension Plans consistent with the current service and special payments it has been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter will make current service payments until September 30, 2010.

For the remainder of 2010, Nortel will continue to pay medical and dental benefits to Nortel pensioners and survivors and Nortel LTD beneficiaries in accordance with the current benefit plan terms and conditions. Life insurance benefits will continue unchanged until December 31, 2010 and will continue to be funded consistent with 2009 funding. Further, Nortel will pay income benefits to the LTD beneficiaries and to those receiving survivor income benefits and survivor transition benefits through December 31, 2010. The employment of the

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

LTD beneficiaries will terminate on December 31, 2010. The parties have agreed to work toward a court-approved distribution, in 2010, of the assets of Nortel’s Health and Welfare Trust, the vehicle through which Nortel generally has historically funded these benefits, with the exception of the income benefits described above, which Nortel will pay directly.

The Settlement Agreement also provides that Nortel will establish a fund of CAD$4.2 for termination payments of up to CAD$3 thousand per employee to be made to eligible terminated employees as an advance against their claims under the CCAA Proceedings.

A charge in the maximum amount of CDN$57 against the Canadian Debtors’ assets will be established as security in support of the payments to be made by Nortel under the Settlement Agreement, which amount will be reduced by the amount of payments made. The Settlement Agreement also sets out the relative priority for claims to be made in respect of the deficiency in the Canadian Pension Plans and Nortel’s Health and Welfare Trust. Under the Settlement Agreement, these claims will rank as ordinary unsecured claims in the CCAA Proceedings.

See note 14 for further information on Nortel’s pension and employee benefits plans.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors that are included in the consolidated financial statements as at and for the year ended December 31, 2009, with an additional column included for the EMEA Debtors that are accounted for under the equity method in the consolidated financial statements as at and for the year ended December 31, 2009. Such statements include separate columnar presentations for the Canadian Debtors and U.S. Debtors combined and the EMEA Debtors to provide information that may be useful to the users of these financial statements. The combined statements of operations exclude the Debtors’ interests in the results of operations of non-Debtor subsidiaries.

The EMEA Debtors include substantially all of the Nortel subsidiaries that comprise the Equity Investees. As described in note 1, the Equity Investees have been deconsolidated as of the Petition Date and accounted for under the equity method of accounting in the consolidated financial statements. However these condensed combined financial results of the Canadian Debtors and U.S. Debtors are accompanied by an additional column that includes the results of the EMEA Debtors, given Nortel’s continuing significant influence over the EMEA Debtors and the impact the Creditor Protection Proceedings have on all Debtors, including the EMEA Debtors, and to provide information that may be useful to the users of these financial statements on the financial position, results of operations and cash flows of all of the Debtors.

For the purposes of the condensed combined Debtors financial statements and other disclosures contained below, the presentation for the EMEA Debtors includes the Israeli Debtors.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the Debtors’ financial statements.

Guarantees

According to various claims filed by the trustee of the U.K. defined benefit pension plan against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

$3,100 as at January 2009 which will be an unsecured claim against NNUK (under section 75 of the Pensions Act 1995 (UK). Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has indemnified the U.K. pension trust for any amounts due that NNUK does not pay under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement NNL has indemnified the trustees of the U.K. defined benefit pension plan on the insolvency of NNUK and consequent windup of such plan. Included in the accompanying Canadian Debtors’ and U.S. Debtors’ combined financial statement column is an accrual of approximately $630 representing NNL’s best estimate of the expected allowed claim against NNL for the guarantee of NNUK’s unfunded pension liability (“Pension Guarantee”).

Although some guarantee exposures are redundant to liabilities recorded elsewhere in the Debtors’ financial statements, Nortel has recorded this accrual in accordance with ASC 852. The Pension Guarantee has been recorded as liabilities subject to compromise and the related charge included as part of reorganization expenses in the Canadian Debtors’ and U.S. Debtors’ combined column in combined statement of operations. To the extent that information available in the future indicates a difference from the recognized amount, the provision will be adjusted.

Contractual Interest Expense on Outstanding Long-Term Debt

During the year ended December 31, 2009, Nortel has continued to accrue for interest expense of $282 in its normal course of operations related to debt issued by NNC and NNL in Canada based on the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized and, as a result interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors.

Foreign Currency Denominated Liabilities

ASC 852 requires pre-petition liabilities of the Debtors that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. For foreign currency denominated liabilities, the CCAA requires allowable claims to be denominated at the exchange rate in effect as of the Petition Date unless otherwise provided for in a court-approved plan. The claims process approved by the Canadian Court provides that foreign currency denominated claims must be calculated by the Canadian Monitor in Canadian dollars using a January 13, 2009 exchange rate. However, the claims process order specifically recognizes the ability of the Canadian Debtors to utilize a different exchange rate in any proposed plan. Therefore, given the impact that fixing exchange rates may have on the amounts ultimately settled, in Canada, foreign currency denominated balances, including Nortel’s U.S. dollar denominated debt, will not be accounted for using the Petition Date exchange rate but rather will continue to be accounted for in accordance with FASB ASC 830 “Foreign Currency Matters (“ASC 830”). To date, the Canadian Debtors have not developed any plan or proposed an alternative exchange rate and any plan would be subject to creditor approval prior to the Canadian Court’s approval. Foreign currency denominated pre-petition liabilities of the U.S. Debtors and the EMEA Debtors have generally been fixed at the exchange rate in effect on the Petition Date in accordance with local laws.

Cash Restrictions

As a result of the Creditor Protection Proceedings, cash and cash equivalents are generally available to fund operations in particular jurisdictions, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific agreements approved by the U.S. Court and Canadian Court and/or the U.K. Administrators, as applicable.

Proceeds from the divestiture sales, as discussed in note 2, are being held in escrow until the jurisdictions can determine the proceeds allocations and are not available to fund operations.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

CONDENSED COMBINED STATEMENT OF OPERATIONS

(Millions of U.S. Dollars)

	Year ended December 31, 2009
	Canada and U.S. Combined	EMEA(a)
Product revenues:
Third party	$2,437	$618
Non-Debtor subsidiaries	282	189
Inter-Debtor	(1)	—
Service revenues (Third party)	382	180

Total revenues	3,100	987

Product cost of revenues:
Third party	1,277	478
Non-Debtor subsidiaries	273	144
Service cost of revenues (Third party)	201	118

Total cost of revenues	1,751	740

Gross profit	1,349	247

Selling, general and administrative expense	618	347
Research and development expense	709	90
Other charges	91	(3)
(Gain) loss on sales of businesses and assets and impairment of assets	7	2
Other operating expense (income) — net	(1)	4

Operating earnings (loss)	(75)	(193)

Other income (expense) — net	28	(143)
Interest expense
Long-term debt	(290)	(2)
Other	(1)	(3)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net earnings of debtor companies	(338)	(341)
Reorganization items — net	388	(97)

Earnings (loss) from continuing operations before income taxes and equity in net earnings of debtor companies	50	(438)
Income tax expense	(65)	(15)

Earnings (loss) from continuing operations before equity in net loss of debtor companies	(15)	(453)
Equity in net loss of debtor companies — net of tax	(516)	—

Net loss from continuing operations attributable to Debtors, including noncontrolling interests	(531)	(453)
Net earnings (loss) from discontinued operations — net of tax	334	(62)
Cumulative effect of accounting change — net of tax	—	(1)

Net loss attributable to Debtors including noncontrolling interests	(197)	(516)
Income attributable to noncontrolling interests	(10)	—

Net loss attributable to Debtors	$(207)	$(516)

(a)	The results of the EMEA Debtors are accounted for under the equity method in the consolidated financial statements of Nortel and in the “Canada and U.S. Combined” column of these Debtors combined financial statements. See note 28.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

CONDENSED COMBINED BALANCE SHEET

(Millions of U.S. Dollars)

	December 31, 2009
	Canada and U.S. Combined	EMEA(a)
ASSETS
Current assets
Cash and cash equivalents	$1,132	$709
Short-term investments	18	—
Restricted cash and cash equivalents	80	38
Accounts receivable — net:
Third parties	224	192
Non-Debtor subsidiaries	570	88
Inventories — net	68	40
Deferred income taxes — net	—	1
Other current assets	258	42
Assets held for sale	234	388
Assets of discontinued operations	120	92

Total current assets	2,704	1,590

Restricted cash	1,928	—
Investments	24	—
Investments in non-Debtors / Debtor subsidiaries	311	232
Plant and equipment — net	566	112
Intangible assets — net	—	3
Deferred income taxes — net	—	33
Other assets	155	20

Total assets	$5,688	$1,990

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$99	$60
Trade and other accounts payable to non-Debtor subsidiaries	198	32
Payroll and benefit-related liabilities	97	44
Contractual liabilities	4	3
Restructuring liabilities	3	40
Other accrued liabilities	331	108
Liabilities held for sale	178	420
Liabilities of discontinued operations	172	66

Total current liabilities	1,082	773

Long-term liabilities
Deferred income taxes — net	—	33
Other liabilities	62	80

Total long-term liabilities	62	113

Liabilities subject to compromise	9,015	1,820

Total liabilities	10,159	2,706

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(5,018)	(716)
Noncontrolling interests in Debtors	547	—

Total shareholders’ deficit	(4,471)	(716)

Total liabilities and shareholders’ deficit	$5,688	$1,990

(a)	The results of the EMEA Debtors are accounted for under the equity method in the consolidated financial statements of Nortel and in the “Canada and U.S. Combined” column of these Debtors combined financial statements. See note 28.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Millions of U.S. Dollars)

	Year ended December 31, 2009
	Canada and U.S. Combined	EMEA(a)
Cash flows from (used in) operating activities
Net loss	$(207)	$(516)
Net earnings (loss) from discontinued operations	(334)	62
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items — net	(474)	47
Other adjustments(b)	1,928	461

Net cash from (used in) operating activities — continuing operations	913	54
Net cash from (used in) operating activities — discontinued operations	(929)	(2)

Net cash from (used in) operating activities	(16)	52

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(22)	(3)
Proceeds on disposal of plant and equipment	95	—
Change in restricted cash and cash equivalents	(1,976)	(34)
Decrease in short and long-term investments	46	—
Proceeds from the sales of investments and businesses — net	1,150	—

Net cash from (used in) investing activities — continuing operations	(707)	(37)
Net cash from (used in) investing activities — discontinued operations	929	2

Net cash from (used in) investing activities	222	(35)

Cash flows from (used in) financing activities
Increase in notes payable	—	1
Decrease in notes payable	—	(7)
Repayments of capital lease obligations	(9)	(6)

Net cash from (used in) financing activities — continuing operations	(9)	(12)
Net cash from (used in) financing activities — discontinued operations	—	—

Net cash from (used in) financing activities	(9)	(12)

Effect of foreign exchange rate changes on cash and cash equivalents	17	48

Net cash from (used in) continuing operations	214	53
Net cash from (used in) discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	214	53
Cash and cash equivalents at beginning of the year	918	656

Cash and cash equivalents at end of the year	1,132	709
Less cash and cash equivalents of discontinued operations at end of the year	—	—

Cash and cash equivalents of continuing operations at end of the year	$1,132	$709

(a)	The results of the EMEA Debtors are accounted for under the equity method in the consolidated financial statements of Nortel and in the “Canada and U.S. Combined” column of these Debtors combined financial statements. See note 28.
(b)	The operating section of the combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items — net.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

3. Significant accounting policies

(a) Principles of consolidation

The financial statements of entities which are controlled by Nortel through voting equity interests, referred to as subsidiaries, are consolidated into Nortel’s results. Entities which are controlled jointly with another entity, referred to as joint ventures, and entities which are not controlled by Nortel but over which Nortel has the ability to exercise significant influence, referred to as associated companies, are accounted for using the equity method. Variable Interest Entities (“VIEs”) (which include, but are not limited to, special purpose entities, trusts, partnerships, certain joint ventures and other legal structures), as defined in ASC 810, are entities in which equity investors generally do not have the characteristics of a “controlling financial interest” or there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. VIEs are consolidated by Nortel when it is determined that it will, as the primary beneficiary, absorb the majority of any of the VIEs’ expected losses and/or expected residual returns. Intercompany accounts and transactions are eliminated upon consolidation and unrealized intercompany gains and losses are eliminated when accounting under the equity method.

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

These consolidated financial statements have been prepared by NNC. A total of approximately $1,928 in proceeds received from divestitures to date is being held in escrow which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel entities has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding, the final allocation of divestiture proceeds.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

Depending on the terms of the contract and types of products and services sold, Nortel recognizes revenue under FASB ASC 605-35 “Construction-Type and Production-Type Contracts” (“ASC 605-35”), FASB ASC 985-605 “Software — Revenue Recognition” (“ASC 985-605”), FASB ASC 605-10 “Revenue Recognition” (“ASC 605-10”) and FASB ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”). Revenues are reduced for returns, allowances, rebates, discounts and other offerings in accordance with the agreement terms.

Nortel regularly enters into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with FASB ASC 985-605-55 “Software — Revenue Recognition — Multiple-Element Arrangements” (“ASC 985-605-55”).

For arrangements with multiple deliverables entered into after June 30, 2003, where the deliverables are governed by more than one authoritative accounting standard, Nortel applies ASC 605-25 and evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-alone basis, (b) whether there is objective and reliable evidence of the fair value of the undelivered item(s), and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of Nortel.

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. So long as elements otherwise governed by separate authoritative accounting standards cannot be treated as separate units of accounting under the guidance in ASC 605-25, the elements are combined into a single unit of accounting for revenue recognition purposes. In this case, revenue allocated to the unit of accounting is deferred until all combined elements have been delivered or, once there is only one remaining element to be delivered, based on the revenue recognition guidance applicable to the last delivered element within the unit of accounting.

For arrangements that include hardware and software where software is considered more than incidental to the hardware, provided that the software is not essential to the functionality of the hardware and the hardware and

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

software represent separate units of accounting, revenue related to the software element is recognized under ASC 985-605 and revenue related to the hardware element is recognized under ASC 605-35 or ASC 605-10. For arrangements where the software is considered more than incidental and essential to the functionality of the hardware, or where the hardware is not considered a separate unit of accounting from the software deliverables, revenue is recognized for the software and the hardware as a single unit of accounting pursuant to ASC 985-605 for off-the-shelf products and pursuant to ASC 605-35 for customized products. Revenue for hardware that does not require significant customization or other essential services, and where any software is considered incidental, is recognized under ASC 605-10.

For elements related to customized network solutions designed and built to customer specific requirements, revenues are recognized in accordance with ASC 605-35, generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Profit estimates on these contracts are revised periodically based on changes in circumstances and any losses on contracts are recognized in the period that such losses become known. In circumstances where reasonably dependable cost estimates cannot be made for a customized network solution or build-out, all revenues and related costs are deferred until completion of the solution or element (“completed contract method”). Generally, the terms of ASC 605-35 contracts provide for progress billings based on completion of certain phases of work. Unbilled ASC 605-35 contract revenues recognized are accumulated in the contracts in progress account included in accounts receivable — net. Billings in excess of revenues recognized to date on these contracts are recorded as advance billings in excess of revenues recognized to date on contracts within other accrued liabilities until recognized as revenue. This classification also applies to billings in advance of revenue recognized on combined units of accounting under ASC 605-25 that contain both ASC 605-35 and non ASC 605-35 elements.

Revenue is recognized under ASC 605 when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured. For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and in certain jurisdictions, legal title, has been transferred to the customer.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

reasonably assured. Accruals for estimated sales returns and other allowances are recorded at the time of revenue recognition and are based on contract terms and prior claims experience.

Software revenue is generally recognized under ASC 985-605. For software arrangements involving multiple elements, Nortel allocates revenue to each element based on the relative fair value or the residual method, as applicable using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue accounted for under ASC 985-605 is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to post-contract customer support (“PCS”), including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

Under ASC 985-605, if fair value does not exist for any undelivered element, revenue is not recognized until the earlier of (i) delivery of such element or (ii) when fair value of the undelivered element is established, unless the undelivered element is a service, in which case revenue is recognized as the service is performed once the service is the only undelivered element.

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

In accordance with FASB ASC 740-10-45-25 “Income Taxes” (“ASC 740-10-45-25”), Nortel classifies interest and penalties associated with income tax positions in income tax expense.

(g) Earnings (loss) per common share

Basic earnings (loss) per common share is calculated by dividing the net earnings (loss) by the weighted-average number of NNC common shares outstanding during the period. Diluted earnings (loss) per common share is calculated by dividing the applicable net earnings (loss) by the sum of the weighted-average number of NNC common shares outstanding and all additional NNC common shares that would have been outstanding if potentially dilutive NNC common shares had been issued during the period. The treasury stock method is used to compute the dilutive effect of warrants, options and similar instruments. The if-converted method is used to compute the dilutive effect of convertible debt. The dilutive effect of contingently issuable shares is computed by comparing the conditions required for issuance of shares against those existing at the end of the year.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

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

(i) Restricted cash and cash equivalents

Cash and cash equivalents are considered restricted when they are subject to contingent rights of a third party customer in the normal course of business. From time to time, Nortel may be required to post cash and cash equivalents as collateral to a third party as a result of the general economic and industry environment and Nortel’s and NNL’s credit ratings. Nortel has also recorded as a long-term asset restricted cash related to the divestiture proceeds until the proceeds allocations are determined between and among the respective restructuring regimes as described in note 2.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

(l) Receivables sales

Transfers of accounts receivable that meet the criteria for surrender of control under FASB ASC 860 “Transfers and Pricing” (“ASC 860”), are accounted for as sales. Generally, Nortel retains servicing rights and, in some cases, provides limited recourse when it sells receivables. A gain or loss is recorded as an operating expense (recovery) within selling, general and administrative (“SG&A”) at the date of the receivables sale. The gain or loss is based upon, in part, the previous carrying amount of the receivables involved in the transfer allocated between the assets sold and the retained interests, based on their relative fair values at the date of the transfer. Fair value is generally estimated based on the present value of the estimated future cash flows expected under management’s assumptions, including discount rates assigned commensurate with risks.

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

(o) Software development and business re-engineering costs

Software development costs

Costs to develop, acquire or modify software solely for Nortel’s internal use are capitalized pursuant to FASB ASC 350-40, “Intangibles — Goodwill and Other — Internal — Use Software” (“ASC 350-40”). ASC 350-40 requires qualified internal and external costs related to such software incurred during the application development stage to be capitalized, and any preliminary project costs related to such software and post-implementation costs to be expensed as incurred.

Business re-engineering costs

Internal and external costs of business process re-engineering activities are expensed pursuant to FASB ASC 720-45 “Other Expenses — Business and Technology Reengineering” (“ASC 720-45”). Information

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

technology transformation projects typically involve implementation of enterprise software packages whereby entities must re-engineer their business processes to connect into the software, rather than modify the software to connect into their existing business processes. Software development costs relating to the information technology transformation are capitalized under ASC 350-40 as described above.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

(q) Goodwill

Goodwill represents the excess of the purchase price of an acquired business over the fair value of the identifiable assets acquired and liabilities assumed. Nortel tests for impairment of goodwill on an annual basis as of October 1, and at any other time if events occur or circumstances change that would indicate that it is more likely than not that the fair value of a reporting unit has been reduced below its carrying amount. See note 8 for further information on Nortel’s goodwill impairment testing policy.

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

(t) Pension, post-retirement and post-employment benefits

Pension expense, based on management’s assumptions, consists of: actuarially computed costs of pension benefits in respect of the current year’s service; imputed returns on plan assets and imputed interest on pension obligations; straight-line amortization under the corridor approach of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employee group; curtailment gains and losses recognized when the curtailment event reduces the expected average remaining service life of the participant group by 10% or more; and settlement gains and losses recognized when the settlement amount exceeds interest cost and service cost.

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

(u) Derivative financial instruments

Nortel records derivatives as assets and liabilities measured at fair value. The accounting for changes in the fair value depends on whether a derivative has been designated as a hedge under hedge accounting. Certain interest rate swaps in prior years were designated as a fair value hedge and changes in the fair value of the

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

derivative and of the hedged item attributable to the hedged risk were recognized in net earnings (loss) in the period in which the changes occur. The ineffective portion of changes in the fair value of the derivative in a cash flow hedge are recognized in other income (expense) — net in the period in which the changes occur. If the derivative has not been designated as a hedging instrument for accounting purposes or if a designated hedging relationship is no longer highly effective, changes in the fair value of the derivative are recognized in net earnings (loss) in the period in which the changes occur.

When a fair value hedging relationship is terminated because the derivative is sold or the hedge relationship is de-designated, the fair value basis adjustment recorded on the hedged item is recognized in the same manner as the other components of the hedged item. If a fair value hedging relationship is terminated because the underlying hedged item is repaid or is sold, or it is no longer probable that the hedged forecasted transaction will occur, the accumulated balance in OCI or the fair value basis adjustment recorded on the hedged item is recorded immediately in net earnings (loss).

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

Nortel may also invest in warrants to purchase securities of other companies as a strategic investment or receive warrants in various transactions. Warrants that relate to publicly traded companies or that can be net share settled are deemed to be derivative financial instruments, but are not designated as hedging instruments. In addition, Nortel may enter into certain commercial contracts containing embedded derivative financial instruments. Generally for these embedded derivatives, the economic characteristics and risks are not clearly and closely related to the economic characteristics and risks of the host contract, and therefore the embedded derivatives are separated from the host contract and the changes in fair value each period are recorded in net earnings (loss).

(v) Share-based compensation

Nortel applies the fair value-based method to its share-based payment awards following the provisions of FASB ASC 718 “Compensation — Stock Compensation” (“ASC 718”). Under this method, Nortel measured the cost of share-based awards granted using the fair value of the award and recognizes that cost in the consolidated statements of operations over the vesting period.

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (2005 SIP, 1986 Plan and 2000 Plan) and certain equity-based compensation plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, which include stock options, SARs, RSUs and PSUs granted to employees of the Equity Investees. As at December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired.

NNC common shares, deliverable upon the settlement or exercise of awards previously issued under Nortel’s share-based compensation plans, may have been new shares issued from treasury or shares purchased in privately negotiated transactions or in the open market.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The accounting for Nortel’s significant share-based compensation plans under the fair value-based method is as follows:

Stock options

The grant date fair value of stock options has been estimated using the Black-Scholes-Merton option-pricing model. Compensation cost has been recognized on a straight-line basis over the stock option vesting period of the entire award based on the estimated number of stock options that have been expected to vest. When exercised, stock options have been settled through the issuance of NNC Common Shares and have therefore been treated as equity awards.

Stock appreciation rights (“SARs”)

Prior to its termination, stand-alone SARs or SARs in tandem with options could be granted under the “2005 SIP”. SARs that have been settled in cash have been accounted for as liability awards and SARs that have been settled in NNC Common Shares have been accounted for as equity awards. Upon the exercise of a vested stand-alone SAR, a holder would have been entitled to receive payment, in cash, of NNC Common Shares or any combination thereof of an amount equal to the excess of the market value of a common share on the date of exercise over the subscription or base price under the SAR. Stand-alone SARs awarded under the 2005 SIP generally vested in equal installments on the first four anniversary dates of the grant date of the award. All SARs granted, prior to the termination of the equity-based compensation plans, were to be settled in cash at the time of vesting and as such awards have been classified as liability awards based on this cash settlement provision. The measurement of the liability and compensation cost of the previously outstanding SARs was based on the fair value of the awards and was remeasured each period through the date of settlement. Compensation cost has been amortized over the requisite service period (generally the vesting period) of the award based on the proportionate amount of the requisite service that had been rendered to date.

Restricted Stock Units (“RSUs”)

Prior to the termination of the equity-based compensation plans, RSUs were settled with NNC Common Shares and valued on the grant date using the grant date market price of the underlying shares. This valuation of compensation cost has not subsequently been adjusted for changes in the market price of the shares. Each RSU granted under the 2005 SIP represented the right to receive one NNC Common Share subject to the terms and conditions of the award. Compensation cost has been recognized on a straight-line basis over the vesting period of the entire award based on the estimated number of RSU awards that were expected to vest. RSUs were awarded to executive officers beginning in 2005, (employees from January 1, 2007) and prospectively vested in equal installments on the first three anniversary dates of the grant of the award. With the exception of RSUs granted in China, all RSUs granted have been classified as equity instruments as their terms required that they be settled in NNC Common Shares. To address country specific rules and regulations RSUs awarded to employees working in China were cash settled awards. Nortel accounted for these cash settled grants as liability awards.

Performance Stock Units (“PSUs”)

Relative Total Shareholder Return Metric Awards (“PSU-rTSRs”)

Prior to the termination of the equity-based compensation plans, PSU-rTSRs were generally settled with common shares and were valued using a Monte Carlo simulation model. The number of awards expected to be earned, based on achievement of the PSU-rTSR market condition, was factored into the grant date Monte Carlo

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

valuation for the PSU-rTSR award. The grant date fair value has not subsequently been adjusted regardless of the eventual number of awards that were earned based on the market condition. Compensation cost has been recognized on a straight-line basis over the requisite service period. Compensation cost has been reduced for estimated PSU-rTSR awards that would not vest due to not meeting continued employment vesting conditions. All PSU-rTSRs granted prior to the termination of the equity-based compensation plans have been classified as equity instruments as their terms required settlement in shares.

Management Operating Margin Metric Awards (“PSU-Management OMs”)

Prior to the termination of the equity-based compensation plans PSU-Management OMs, as described in note 25, vested based on the satisfaction of both a performance condition and a continued service condition. PSU-Management OMs were generally settled in shares and compensation cost for these awards has been measured based on the grant date fair value of the underlying NNC common shares that would have been issuable based on the terms of the award. Compensation cost has been recognized over the requisite service period of the award based on the probable number of shares to be issued by achievement of the performance condition, reduced by the expected awards that would not vest due to not meeting the continued service condition. Compensation cost recognized has been adjusted to equal the grant date fair value of the actual shares that vested once known.

For PSU-Management-OMs that may have been settled in cash, such awards have been treated as a liability and compensation cost for the award has been remeasured each period based on the fair value of the underlying shares at period end. Compensation cost has then been recognized in the same manner as described above.

Employee stock purchase plans (“ESPP”)

Nortel maintained the Nortel Global Stock Purchase Plan, As amended and Restated, the Nortel U.S. Stock Purchase Plan, As Amended and Restated and the Nortel Stock Purchase Plan for Members of the Nortel Saving and Retirement Program, As Amended (collectively, the “ESPPs”), to facilitate the acquisition of NNC Common Shares at a discount. The discount was such that the ESPPs were considered compensatory under the fair value-based method. Nortel’s contribution to the ESPPs has been recorded as a compensation expense on a quarterly basis as the obligation to contribute has been incurred.

(w) Guarantees

Nortel has entered into agreements which contain features that meet the definition of a guarantee under FASB ASC 460 “Guarantees” (“ASC 460”). These arrangements create two types of obligations for Nortel:

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

(x) Recent accounting pronouncements

(i)	In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 revises FASB ASC 860 “Transfers and Servicing” (“ASC 860”). The revised ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009 and will be applied prospectively. Nortel plans to adopt the provisions of SFAS 166 on January 1, 2010. The adoption of SFAS 166 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(ii)	In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS 167”). SFAS 167 revises guidance relevant to variable interest entities within FASB ASC 810 “Consolidation” (“ASC 810”), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. Revised ASC 810 is effective for interim and annual periods beginning after November 15, 2009 and will be applied prospectively. Nortel plans to adopt the provisions of revised ASC 810 on January 1, 2010. The adoption of ASC 810 is not expected to have a material impact on Nortel’s results of operations and financial condition.

(iii)	In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel is currently assessing the impact of adoption of ASU 2009-13 and does not currently plan to early adopt.

(iv)	In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

(v)	In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurements”, (“ASU 2010-06”). ASU 2010-06 clarifies existing disclosures for (1) the different

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used and requires new disclosures for the activity in Level 3 fair value measurements, and (3) the transfers between Levels 1, 2, and the reason for those transfers. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about the activity in level 3 fair value measurements which is effective for interim and annual periods beginning after December 15, 2010. Nortel is currently assessing the impact of adoption of ASU 2010-06 on its fair value disclosures.

4. Accounting changes

(a) Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB 51” which is now codified as part of ASC 810. ASC 810 establishes accounting and reporting standards for the treatment of noncontrolling interests in a subsidiary. Noncontrolling interests in a subsidiary will be reported as a component of equity in the consolidated financial statements and any retained noncontrolling equity investment upon deconsolidation of a subsidiary is initially measured at fair value. ASC 810 is effective for fiscal years beginning after December 15, 2008. Nortel adopted the provisions of ASC 810 on January 1, 2009. The adoption of ASC 810 has resulted in the retrospective reclassification of noncontrolling interests (formerly referred to as minority interests) to shareholders’ deficit and related changes to the presentation of noncontrolling interests in the consolidated statements of operations. For the year ended December 31, 2009, the adoption of ASC 810 did not impact the calculation of noncontrolling interests. These changes in measurement and presentation have not impacted the calculation of earnings (loss) per share.

(b) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, which is now codified as part of FASB ASC 820, which establishes a single definition of fair value, a framework for measuring fair value and requires expanded disclosures about fair value measurements. Nortel partially adopted the provisions of ASC 820 effective January 1, 2008. The effective date for ASC 820 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring basis was deferred to fiscal years beginning after December 15, 2008 in accordance with ASC 820. Nortel adopted the deferred portion of ASC 820 on January 1, 2009. The adoption of the deferred portion of ASC 820 did not have a material impact on Nortel’s results of operations and financial condition.

(c) Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R)

Effective for fiscal years ending after December 15, 2008, SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans”, which is now codified as part of FASB ASC 715 “Compensation-Retirement Benefits” (“ASC 715”) requires Nortel to measure the funded status of its plans as of the date of its year end statement of financial position, being December 31. Nortel had historically measured the funded status of its significant plans on September 30. ASC 715 provided two approaches for an employer to transition to a fiscal year end measurement date. Nortel adopted the second approach, whereby Nortel continues to use the measurements determined for the December 31, 2007 fiscal year end reporting to estimate the effects of the transition. Under this approach, the net periodic benefit cost for the period between the earlier measurement date, being September 30, 2007 and the end of the fiscal year that the measurement date provisions are applied, being December 31, 2008 (exclusive of any curtailment or settlement gain or loss), are allocated

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

proportionately between amounts to be recognized as an adjustment to opening accumulated deficit in 2008 and the net periodic benefit cost for the fiscal year ended December 31, 2008. The adoption resulted in an increase in accumulated deficit of $33, net of taxes, and an increase in accumulated other comprehensive income of $5, net of taxes, as of January 1, 2008.

For additional information on Nortel’s pension and post-retirement plans, see note 14.

(d) Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement 133”, which is now codified as part of FASB ASC 815 “Derivatives and Hedging” (“ASC 815”). ASC 815 requires expanded and enhanced disclosure for derivative instruments, including those used in hedging activities. ASC 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Nortel adopted the provisions of ASC 815 on January 1, 2009. Nortel has provided the additional information required by ASC 815 in note 17.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

(i) Recognition and Presentation of Other Than Temporary Impairments

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other Than Temporary Impairments” which is now codified as part of FASB ASC 320 “Investments — Debt and Equity Securities” (“ASC 320”). ASC 320 provides guidance on determining whether the holder of an investment in a debt or equity security for which changes in fair value are not regularly recognized in earnings (such as securities classified as held-to-maturity or available-for-sale) should recognize a loss in earnings when the investment is impaired. ASC 320 is effective for interim and annual reporting periods ending after June 15, 2009. Nortel adopted the provisions of ASC 320 on June 30, 2009. The adoption of ASC 320 did not have a material impact on Nortel’s results of operations and financial condition.

(j) Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which is now codified as FASB ASC 825 “Financial Instruments” (“ASC 825”). ASC 825 requires interim and annual disclosures of fair value measurements for all financial instruments within the scope of that Statement for interim reporting periods as well as in annual financial statements. It also reiterates qualitative disclosure requirements in FASB ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Nortel adopted the provisions of ASC 825 on June 30, 2009. The adoption of ASC 825 did not have a material impact on Nortel’s results of operations and financial condition.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

(m) Employers’ Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which is now codified as FASB ASC 715-20 “Defined Benefit Plans — General” (“ASC 715-20”). ASC 715-20 requires more information about how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. ASC 715-20 is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. Nortel adopted the provisions of ASC 715-20 on December 31, 2009. The adoption of ASC 715-20 did not have a material impact on Nortel’s results of operations and financial condition.

5. Discontinued Operations

As discussed in note 2, on December 18, 2009 Nortel completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. to Avaya for $900 in cash, with an additional pool of $15 reserved for an employee retention program, subject to certain purchase price adjustments. As a result of the sale, Nortel recognized a gain of $756 in the fourth quarter of 2009. ES revenues from discontinued operations were $1,365, $2,798 and $2,989 for the years ended December 31, 2009, 2008 and 2007, respectively. ES earnings (loss) from discontinued operations, net of taxes, were $201, ($1,175) and ($161) for the years ended December 31, 2009, 2008 and 2007, respectively.

Nortel has agreed to undertake certain activities to assist Avaya with the transition of the business from Nortel’s infrastructure to that of Avaya. As a result of this agreement, Nortel expects to generate certain indirect cash flows that are associated with the disposed component for a period of time that is not currently expected to exceed one year. The associated cash flows are principally for transition services. The operations and cash flows of the ES business meet the definition of a component as prescribed by ASC 360-10-35. A component of an entity that is being disposed of should be shown as discontinued operations when the cash flows associated with the component will be eliminated and the entity will not have any significant continuing involvement, as defined in the applicable accounting guidance, with the component post-disposition. Nortel has evaluated the nature and significance of these cash flows arising from transition services Nortel expects to provide to Avaya and has determined that they do not preclude the recognition and presentation of this business component as discontinued operations for the periods presented. Nortel does not expect to have any significant continuing involvement with the ES business after the disposition.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes certain financial information of the ES business, which includes DiamondWare, Ltd. and NGS for the presented periods:

	2009	2008	2007
Operations
Total revenues	$1,365	$2,798	$2,989

Loss from discontinued operations before income taxes	$(549)	$(1,175)	$(168)
Income tax benefit (expense)	(6)	—	8
Income attributable to noncontrolling interests	—	—	(1)

Net loss from discontinued operations before disposal — net of taxes	$(555)	$(1,175)	$(161)

Disposal
Gain on disposal before income taxes	$756	$—	$—
Income tax benefit (expense)	—	—	—

Gain on disposal, net of taxes	$756	$—	$—

Net earnings (loss) from discontinued operations, net of taxes	$201	$(1,175)	$(161)

The operating results for the year ended December 31, 2009 excludes the ES business results of the Equity Investees. The ES business results of Nortel’s Equity Investees are included in the table above for the years ended December 31, 2008 and 2007, as the ES business operating results were consolidated in Nortel’s consolidated financial statements for those years. The net loss from discontinued operations for 2009 and 2008 includes a goodwill impairment loss of $48 and $808, respectively.

Certain assets and liabilities related to the ES business were not transferred to Avaya and continue to be classified as assets and liabilities of discontinued operations. These assets and liabilities are expected to be reduced as the business dispositions and the Creditor Protection Proceedings progress. The remaining assets and liabilities related to the operations of the ES business as at December 31, 2009 are as follows:

December 31, 2009
Assets
Accounts receivable — net	103
Inventories — net	10
Other current assets	31
Plant and equipment — net	4

Assets of discontinued operations	$148

Liabilities
Trade and other accounts payable	$9
Employee related liabilities	13
Other current liabilities	31
Liabilities subject to compromise	129

Liabilities of discontinued operations	$182

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

6. Reorganization Items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the year ended December 31, 2009 consisted of the following:

2009
Professional fees(a)	$(120)
Interest income(b)	14
Lease repudiation(c)	47
Key Executive Incentive Plan / Key Employee Retention Plan(d)	(25)
Penalties(e)	(8)
Pension adjustment(f)	(215)
Settlements(g)	103
Gain on divestitures	1,210
Other(h)	(27)

Total reorganization items — net	$979

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes the net impact of the settlement of the U.S. Retirement Income Plan and related PBGC claim.
(g)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities. See note 26 for further information on settlements.
(h)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and revocation of a government grant.

Nortel paid $124 relating to reorganization items in the year ended December 31, 2009, attributable to $130 paid for professional fees, $18 paid for Key Executive Incentive/Key Employee Retention Plans, partially offset by a $14 net settlement of amounts receivable from Flextronics and $10 received in interest income.

7. Consolidated financial statement details

The following tables provide details of selected items presented in the consolidated statements of operations and cash flows for each of the three years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheets as of December 31, 2009 and 2008.

Consolidated statements of operations

Selling, general and administrative expense:

SG&A expense includes bad debt expense (recoveries) of ($15), ($3) and ($2) in the years ended December 31, 2009, 2008 and 2007, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Research and development expense:

	2009	2008	2007
R&D expense	$757	$1,141	$1,299
R&D costs incurred on behalf of others(a)	12	8	7

Total	$769	$1,149	$1,306

(a)	Includes R&D costs charged to Nortel customers pursuant to contracts that provided for full recovery of the estimated costs of Nortel related development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Other operating expense (income) — net:

	2009		2008	2007
Royalty license income — net	$(4)		$(7)	$(20)
Litigation charges (recovery) — net	1		11	(2)
Other — net	108	(a)	45	(2)

Other operating expense (income) — net	$105		$49	$(24)

(a)	Includes a $90 pension curtailment expense. See note 14.

Other income (expense) — net:

	2009	2008	2007
Gain (loss) on sale and write downs of investments	(3)	1	(5)
Currency exchange gains (loss) — net	40	(38)	176
Billings under transition services agreement(a)	15	—	—
Other — net	(4)	(17)	14

Other income (expense) — net	$48	$(54)	$185

(a)	These billings represent amounts charged to Ericsson in accordance with its transition services agreement.

Hedge ineffectiveness related to designated hedging relationships that were accounted for in accordance with ASC 815 had no material impact on the net earnings (loss) for the years ended December 31, 2009, 2008 or 2007. Nortel discontinued all hedging activities in January 2009.

Consolidated balance sheets

Cash and cash equivalents:

	2009	2008
Cash on hand and balances with banks	$857	$1,073
Cash equivalents	1,141	1,324

Cash and cash equivalents at end of year	$1,998	$2,397

Included in cash is $24 collected by Nortel on behalf of Ericsson related to transferred receivables.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Short-term investments:

Short-term investments as of December 31, 2009 consisted of an investment having an original cost of $362 in the Reserve Primary Fund (“Fund”), a money market fund investment that was originally classified as cash and cash equivalents. Due to financial market conditions during the third quarter of 2008, which resulted in the suspension of trading the Fund’s securities, Nortel recorded an other-than-temporary impairment of $11 for its investment in the Fund. The Fund made redemptions on October 31, 2008, December 3, 2008, February 20, 2009, April 17, 2009 and October 2, 2009 in the amounts of $184, $102, $24, $16 and $7, respectively. As of December 10, 2009, Nortel’s remaining investment in the Fund was $18.

On December 11, 2009, the United States District Court for the Southern District of New York ordered that the Court would oversee the distribution of the Fund’s remaining assets and the review of claims for indemnification expenses and management fees and expenses. The Court also authorized independent trustees to distribute $3,400 of the Fund’s remaining $3,500 in assets to investors on a pro-rata basis by the week of January 25, 2010. Nortel received its pro rata share, being $24 for its remaining investment in the Fund on January 29, 2010. As a result, Nortel recorded $6 in other income for the amount receivable in excess of its carrying value of the investment in the Fund.

Accounts receivable — net:

	2009	2008
Trade receivables	$593	$1,930
Notes receivable	3	3
Contracts in process	45	257

	641	2,190
Less: provisions for doubtful accounts	(16)	(36)

Accounts receivable — net	$625	$2,154

Inventories — net:

	2009	2008
Raw materials	$53	$249
Work in process	2	4
Finished goods	157	721
Deferred costs	144	1,130

	356	2,104
Less: provision for inventories	(129)	(481)

Inventories and long-term deferred costs — net	227	1,623
Less: long-term deferred costs(a)	(44)	(146)

Inventories — net	$183	$1,477

(a)	Long-term portion of deferred costs is included in other assets.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Included in gross inventory at December 31, 2009 and 2008, was approximately $153 and $126, respectively, of gross inventory on consignment. A portion of the $153 is included in assets held for sale. See note 9.

Other current assets:

	2009	2008
Prepaid expenses	$54	$98
Income taxes recoverable	30	107
Current investments	10	21
Other	254	229

Other current assets	$348	$455

Investments:

Investments included, in part, $73 as of December 31, 2009 and 2008, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel. In prior years, Nortel classified its auction rate securities as available-for-sale and included in current assets.

Plant and equipment — net:

	2009	2008
Cost:
Land	$—	$31
Buildings	686	991
Machinery and equipment	752	1,761
Assets under capital lease	153	193
Sale lease-back assets	49	90

	1,640	3,066

Less accumulated depreciation:
Buildings	(262)	(369)
Machinery and equipment	(586)	(1,307)
Assets under capital lease	(93)	(98)
Sale lease-back assets	(11)	(20)

	(952)	(1,794)

Plant and equipment — net	$688	$1,272

Nortel entered into an agreement of purchase and sale dated as of April 27, 2009, with The City of Calgary, Alberta, for the sale of its facility in Calgary for a purchase price of CAD$97. The sale was completed on June 15, 2009. A net gain of $28 was recognized during the year ended December 31, 2009.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Intangible assets — net:

	2009	2008
Cost (a)	$103	$294
Less: accumulated amortization	(52)	(151)

Intangible assets — net (b)	$51	$143

(a)	Intangible assets are being amortized over a weighted-average period of approximately 4 years ending in 2013. Amortization expense for each of the next five years commencing in 2010 is expected to be $16, $10, $9, $9 and $7, respectively. The majority of amortization expense arising from these assets is denominated in a foreign currency and may fluctuate due to changes in foreign exchange rates.

(b)	At December 31, 2009, the cost of intangible assets was comprised of $19 in acquired technology and $84 of customer relationships and trademarks related to LGN. Accumulated amortization of these amounts was $10 and $42, respectively. At December 31, 2008, the cost of intangible assets was primarily compromised of $69 in acquired technology and $220 of customer relationship and trademarks. Accumulated amortization of these amounts was $(29) and $(121), respectively.

Other assets:

	2009	2008
Long-term deferred costs	$44	$146
Long-term inventories	6	22
Debt issuance costs	49	61
Derivative assets	—	126
Financial assets	49	41
Other	29	79

Other assets	$177	$475

Other accrued liabilities:

	2009	2008(a)
Outsourcing and selling, general and administrative related provisions	$67	$246
Customer deposits	6	10
Product-related provisions	22	225
Warranty provisions (note 18)	58	186
Deferred revenue	138	972
Advance billings in excess of revenues recognized to date on contracts(b)	76	751
Miscellaneous taxes	8	29
Income taxes payable	41	65
Deferred income taxes	14	13
Tax uncertainties (note 13)	83	15
Interest payable	—	112
Other	147	50

Other accrued liabilities	$660	$2,674

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

(a)	Certain 2008 amounts have been reclassified as subject to compromise at December 31, 2009. See note 26.
(b)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	2009	2008(a)
Pension benefit liabilities	$6	$1,557
Post-employment and post-retirement benefit liabilities	8	670
Restructuring liabilities (notes 11 and 12)	4	161
Deferred revenue	71	271
Tax uncertainties	89	92
Derivative liabilities	—	62
Other long-term provisions	48	135

Other liabilities	$226	$2,948

(a)	Certain 2008 amounts have been reclassified as subject to compromise at December 31, 2009. See note 26.

Consolidated statements of cash flows

Change in operating assets and liabilities — net:

	2009	2008	2007
Accounts receivable — net	$682	$371	$198
Inventories — net	135	(46)	(39)
Deferred costs	154	509	125
Income taxes	68	(18)	23
Accounts payable	(154)	(184)	(17)
Payroll, accrued and contractual liabilities	236	(312)	(1,001)
Deferred revenue	(15)	(208)	(174)
Advance billings in excess of revenues recognized to date on contracts	(251)	(706)	165
Restructuring liabilities	(41)	(202)	(187)
Other	(138)	56	(51)

Change in operating assets and liabilities	$676	$(740)	$(958)

Acquisitions of investments and businesses — net of cash acquired:

	2009	2008	2007
Cash acquired	$—	$(2)	$—
Total net assets acquired other than cash	(2)	(75)	(77)

Total purchase price	(2)	(77)	(77)

Less:
Cash acquired	—	2	—

Acquisitions of investments and businesses — net of cash acquired	$(2)	$(75)	$(77)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Interest and taxes paid:

	2009	2008	2007
Cash interest paid	$18	$308	$383
Cash taxes paid	$11	$138	$91
Net payment for reorganization items (note 6)	$124	$—	$—

8. Goodwill

In 2008, Nortel recorded goodwill impairment charges of $2,379, which consisted of $483 for ES, $151 for Carrier Networks (“CN”), $658 for Metro Ethernet Networks, and $1,087 for Global Services (“GS”). These impairment charges eliminated all goodwill balances except for $180 held in the Other segment, which consisted of $171 related to NGS and $9 related to LGN. The LGN amount was a 2008 addition as a result of the acquisition of Novera Optics Inc. (see note 15). No goodwill impairment charges had previously been recorded.

During 2009, Nortel changed its reportable segments (see note 10). The goodwill balances at January 1, 2009 were not affected by the changes made to the segments. In 2009, Nortel recorded an additional $48 of impairment loss related to the NGS reporting unit prior to its reclassification to discontinued operations. The remaining NGS goodwill of $123 was included as part of the gain on sale of the ES segment. At December 31, 2009, the only goodwill remaining is $9 related to LGN.

Except for the impact of foreign exchange rates and the above-noted activity, no other changes were recorded to goodwill in 2007, 2008 or 2009.

Goodwill Impairment Testing Policy

Nortel tests goodwill for possible impairment on an annual basis as of October 1 of each year and at any other time if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Circumstances that could trigger an impairment test between annual tests include, but are not limited to:

•	a significant adverse change in the business climate or legal factors;

•	an adverse action or assessment by a regulator;

•	unanticipated competition;

•	loss of key personnel;

•	the likelihood that a reporting unit or a significant portion of a reporting unit will be sold or disposed of;

•	a change in reportable segments;

•	results of testing for recoverability of a significant asset group; and

•	recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit.

The impairment test for goodwill is a two-step process. Step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to the reporting unit. Nortel

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

The fair value of each reporting unit is determined using discounted cash flows or other evidence of fair value if applicable. When circumstances warrant, a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of each reporting unit is calculated and compared to market participants to corroborate the results of the calculated fair value (“EBITDA Multiple Model”). The following are the significant assumptions involved in the application of each valuation approach:

•

DCF Model: assumptions regarding revenue growth rates, gross margin percentages, projected working capital needs, selling, general and administrative expense (“SG&A”), R&D expense, capital expenditures, discount rates, terminal growth rates, and estimated selling price of assets expected to be disposed of by sale. To determine fair value, Nortel discounts the expected cash flows of each reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in its reporting unit operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of its model, Nortel uses a terminal value approach. Under this approach, Nortel uses the estimated cash flows in the final year of its models and applies a perpetuity growth assumption and discounts the relevant cash flows by a perpetuity discount factor to determine the terminal value. Nortel incorporates the present value of the resulting terminal value into its estimate of fair value. When strategic plans call for the sale of all or an important part of a reporting unit, Nortel estimates proceeds from the expected sale using external information, such as third party bids, adjusted to reflect current circumstances, including market conditions.

•	EBITDA Multiple Model: assumptions regarding estimates of EBITDA growth and the selection of comparable companies to determine an appropriate multiple.

Interim and Annual Goodwill Assessment — 2008

At September 30, 2008, we concluded that events had occurred and circumstances had changed that required us to perform an interim period goodwill impairment test for our ES, CN, MEN and GS reporting units. In September 2008, in response to significant pressure resulting from the expanding economic downturn and the unfavorable impact of foreign exchange fluctuations, we announced a revised full year 2008 outlook and estimated revenues to decline between two and four percent compared to 2007. Furthermore, during the quarter ended September 30, 2008, we experienced a material decline in our market capitalization due primarily to the continued challenging market conditions, particularly in the U.S. The average closing price of NNC common shares on the NYSE in the third quarter of 2008 was $5.77 per share compared to an average of $8.21 per share in the second quarter of 2008, a decline of approximately 30% and at September 30, 2008, our market capitalization was less than our book value.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

would be allocated to existing tangible and intangible assets and the amounts that would be allocated to new intangible assets identified as part of the allocation process. As a result, we recorded a charge of $1,237 to reduce the value of goodwill accordingly.

Interim Goodwill Assessment — March 31, 2009

At March 31, 2009, in accordance with the provisions of FASB ASC 350 “Intangibles — Goodwill and Other” (“ASC 350”), Nortel concluded that events had occurred and circumstances had changed that required it to perform an interim period goodwill impairment test for the reporting unit in its Other segment, NGS. Given the nature of the business operations and the decline in the economic outlook, management decided to place significant weighting on the results of the DCF model in establishing the fair value of this reporting unit. The decision was based on a lack of direct comparable companies. The results from step one of the two-step goodwill impairment test indicated that the estimated fair value of NGS was less than the carrying value of its net assets and as such Nortel performed step two of the impairment test for this reporting unit.

In step two of the impairment test, Nortel was required to measure the potential impairment loss by allocating the estimated fair value of the reporting unit, as determined in step one, to the reporting unit’s recognized and unrecognized assets and liabilities, with the residual amount representing the implied fair value of goodwill and, to the extent the implied fair value of goodwill was less than the carrying value, an impairment loss was recognized. As such, the step two test required Nortel to perform a theoretical purchase price allocation for NGS to determine the implied fair value of goodwill as of the evaluation date. In accordance with the guidance in ASC 350, Nortel completed a preliminary assessment of the expected impact of the step two test using reasonable estimates for the theoretical purchase price allocation and recorded a preliminary goodwill impairment charge of approximately $48. Nortel finalized the goodwill assessment during the second quarter of 2009 and as a result recorded no additional goodwill impairment charge. In July 2009, the assets of NGS, including its goodwill, were reclassified as assets of discontinued operations.

Annual and December 31, 2009 Goodwill Assessment

At October 1, 2009, in accordance with ASC 350, Nortel performed an annual goodwill impairment test for its remaining goodwill recorded in reporting units. No impairment was recognized as a result of the annual test.

As noted, goodwill impairment charges of $2,379 related to the MEN segment, the ES businesses included in discontinued operations and the former CN and GS segments were recorded during the year ended December 31, 2008. Goodwill impairment charges of $808 related to the ES business was included in discontinued operations, which includes the reallocation of goodwill in connection with the GS resegmentation described in note 10.

Related Analyses

In 2008 and 2009, prior to the goodwill analysis discussed above, Nortel performed a recoverability test of its long-lived assets in accordance with ASC 360-10-35 “Impairment or Disposal of Long-Lived Assets”. Nortel considers its segments to be its asset groups for purposes of recoverability testing of its long-lived assets in accordance with ASC 360-10-35. Nortel developed cash flow projections for its asset groups, which included cash flows from operations along with estimates of cash flows expected to result from the disposition of specific businesses. These aggregate cash flow projections were compared with the carrying values of each asset group. No impairment charges were recorded as a result of this testing.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

9. Assets and liabilities held for sale

The following table sets forth assets and liabilities classified as held for sale at December 31, 2009:

	Optical Networking and Carrier Ethernet	GSM / GSM-R	Total
Assets
Cash	$—	$—	$—
Accounts receivable — net	13	15	28
Inventories — net	137	21	158
Plant and equipment — net	37	8	45
Other	40	1	41

Assets held for sale	$227	$45	$272

Liabilities
Trade and other accounts payable	$—	$—	$—
Employee-related liabilities	11	3	14
Contractual liabilities	10	1	11
Other current liabilities	87	87	174
Other long-term liabilities	1	5	6

Liabilities held for sale	$109	$96	$205

As discussed in note 2, during the fourth quarter of fiscal 2009, Nortel received court approvals of bidding procedures for the planned sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena and the planned sale of its GSM/GSM-R business to Ericsson and Kapsch. As a result, the related Optical Networking and Carrier Ethernet and GSM/GSM-R assets and liabilities have been classified as held for sale as of December 31, 2009. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the Optical Networking and Carrier Ethernet and GSM/GSM-R assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale.

The related Optical Networking and Carrier Ethernet businesses’ and GSM/GSM-R financial results of operations have not been classified as discontinued operations in these consolidated financial statements as they did not meet the definition of a component of an entity as required under U.S. GAAP.

10. Segment information

Segment descriptions

Effective January 1, 2009, Nortel decentralized several corporate functions and transitioned to a vertically integrated business unit structure. Enterprise customers were served by a business unit responsible for product and portfolio development, R&D, marketing and sales, partner and channel management, strategic business development and associated functions. Service provider customers are served by three business units with full responsibility for all products, services, applications, portfolio, business and market development, marketing and R&D functions: WN, CVAS and MEN. Nortel decentralized our Carrier Sales and Global Operations teams as of July 1, 2009

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Nortel’s 2008 reportable segments were CN, ES, MEN and GS. As of the first quarter of 2009, the GS reportable segment was decentralized and transitioned to the other reportable segments. In addition, commencing with the first quarter of 2009, Nortel began to report LGN as a separate reportable segment. Prior to that time, the results of LGN were reported across all of Nortel’s reportable segments. Commencing with the third quarter of 2009, Nortel began reporting its CVAS business unit as a separate reportable segment. Prior to that time, the results of CVAS were included in the CN reportable segment. Commencing with the third quarter of 2009, the CN segment was renamed as the WN segment. Prior to the third quarter of 2009, the ES business was a separate reportable segment and the results of NGS were included in Other. As discussed above, in the fourth quarter of 2009, Nortel completed the sale to Avaya of substantially all of the assets of its ES business globally, including the shares of NGS and DiamondWare, Ltd. The related ES and NGS financial results of operations have been classified as discontinued operations for all periods presented. Also in the fourth quarter of 2009, Nortel completed the sale to Ericsson of substantially all of its CDMA business and LTE Access assets and the sale to Hitachi of the Packet Core Assets, each included in its WN segment.

As of December 31, 2009, Nortel’s four reportable segments were WN, CVAS, MEN and LGN:

•

As of December 31, 2009, the WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of December 31, 2009, WN includes GSM and UMTS solutions and the residual CDMA business.

•

As of December 31, 2009, the CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

As of December 31, 2009, the MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes optical networking, Carrier Ethernet switching, and multiservice switching products and related services. MEN includes the optical networking solutions business and the data networking and security solutions business.

•

As of December 31, 2009, the LGN segment provides telecommunications equipment and network solutions, spanning wired and wireless technologies, to both service providers as well as enterprise customers in both the domestic Korean market and internationally. LGN’s Carrier Network business unit (“LGN Carrier”) offers advanced CDMA and UMTS solutions to wireless service providers and also includes the Ethernet Fiber Access product line based on next-generation WDM-PON technology. LGN’s Enterprise Solutions business unit (“LGN Enterprise”) offers a broad and diverse portfolio of voice, data, multimedia, unified communication systems and devices for business communication solutions.

Comparative periods have been recast to conform to the current segment presentation.

As discussed above, Nortel has entered into sale agreements with Ciena for the planned sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses, included in its MEN segment, and sale agreements with Ericsson and Kapsch for the planned sale of substantially all of the assets of its GSM/GSM-R business, included in its WN segment. These assets and liabilities have been classified as assets held for sale. As also discussed above, Nortel entered into sale agreements with GENBAND for the planned sale of substantially all the assets of the CVAS business, included in its WN segment.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

In 2009, Nortel’s Chief Restructuring Officer (“CRO”) has been identified as the Chief Operating Decision Maker in assessing the performance of and allocating resources to Nortel’s operating segments. The primary financial measure used by the CRO is Management Operating Margin (“Management OM”). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. The financial information for Nortel’s business segments includes the results of the Equity Investees as if they were consolidated, which is consistent with the way Nortel manages its business segments. However, as discussed in note 2, under U.S. GAAP, the Equity Investees are accounted for under the equity method of accounting as of the Petition Date. Therefore, in order to reconcile the financial information for the reportable segments shown in the tables below to the consolidated financial information, the “Equity in net loss of Equity Investees” in the following table must be removed.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Segments

The following tables set forth information by segment for the years ended December 31:

	2009	2008	2007
Segment revenues
WN	$2,363	$3,757	$4,255
CVAS	734	872	1,030
MEN	1,315	1,713	1,877
LGN	644	1,274	781

Total reportable segments	5,056	7,616	7,943
Other	9	7	16

Total segment revenues	5,065	7,623	7,959
Less: Equity Investees revenues	(977)	—	—

Total consolidated revenues	$4,088	$7,623	$7,959

Management OM
WN	$568	$766	$984
CVAS	18	(38)	(3)
MEN	116	72	122
LGN	59	341	98

Total reportable segments	761	1,141	1,201
Other	(797)	(275)	(638)

Total Management OM	(36)	866	563

Impact of deconsolidation of Equity Investees	(313)	—	—
Amortization of intangible assets	13	21	24
Goodwill impairment	—	1,571	—
Special charges	—	251	199
Loss (gain) on sales of businesses and sales and impairments of assets	—	(11)	(31)
Shareholder litigation settlement recovery	—	—	(54)
Regulatory investigation expense	—	—	35
Other operating expense (income) — net	105	49	(24)

Operating earnings (loss)	159	(1,015)	414
Other income (expense) — net	48	(54)	185
Interest and dividend income	—	110	219
Interest expense	(299)	(322)	(380)
Reorganization items — net	979	—	—
Income tax expense	(122)	(3,193)	(1,122)
Equity in net earnings of associated companies — net of tax	—	2	2
Equity in net loss of Equity Investees	(445)	—	—

Net earnings (loss) from continuing operations	$320	$(4,472)	$(682)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Product revenues

The following table sets forth external revenues by product for the years ended December 31:

	2009	2008	2007
CDMA Solutions	$1,574	$2,364	$2,532
GSM and UMTS solutions	789	1,393	1,723
Circuit and packet voice solutions	734	872	1,030
Optical networking solutions	1,025	1,312	1,404
Data networking and security solutions and carrier ethernet	290	401	473
LGN Products	644	1,274	781
Other	9	7	16

Total	$5,065	$7,623	$7,959

Nortel had one customer, Verizon Communications Inc. that generated revenues of approximately 19%, 11%, and 11% of total consolidated revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Although, these revenues were generated primarily within the WN segment, they were also from Nortel’s other reportable segments.

Geographic information:

The following table sets forth external consolidated revenues by geographic region based on the location of the customer for the years ended December 31:

	2009	2008	2007
U.S.	$2,389	$3,062	$3,494
EMEA	46	1,615	1,846
Canada	335	499	651
Asia	1,062	1,993	1,442
CALA	256	454	526

Total	$4,088	$7,623	$7,959

Long-lived assets:

The following table sets forth long-lived assets representing plant and equipment — net, by geographic region as of December 31:

	2009	2008
U.S.	$205	$388
EMEA	—	170
Canada	360	525
Asia and CALA regions	123	189

Total	$688	$1,272

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

11. Pre-Petition Date cost reduction plans

As a result of the Creditor Protection Proceedings, Nortel ceased taking any further actions under the previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and will be classified in cost of revenues, SG&A, and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 12). Nortel’s contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change. As well, Nortel is not following its pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

On November 10, 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 1,300 positions and shifting approximately 200 additional positions from higher-cost to lower-cost locations (collectively “November 2008 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to those workforce reductions to be approximately $130. Approximately $50 of the total charges relating to the net reduction of 460 positions, excluding those related to discontinued operations, under the November 2008 Restructuring Plan were incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009.

During the first quarter of 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements (collectively, “2008 Restructuring Plan”). Nortel expected total charges to earnings and cash outlays related to workforce reductions to be approximately $205 and expected total charges to earnings related to the consolidation of real estate to be approximately $60, including approximately $15 related to fixed asset write-downs. Approximately $103 of the total charges relating to the net reduction of approximately 880 positions and real estate reduction initiatives, excluding those related to discontinued operations, under the 2008 Restructuring Plan were incurred during the year ended December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $4 as of December 31, 2009 relates to discounted cash outlays, net of estimated future sublease revenues, for leases with payment terms through to 2013.

During the first quarter of 2007, Nortel announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements (collectively, “2007 Restructuring Plan”). Nortel originally expected charges to earnings and cash outlays for the 2007 Restructuring Plan to be approximately $390 and $370, respectively. Approximately $233 of the total charges relating to the net reduction of approximately 2,010 positions and real estate reduction initiatives, excluding those related to discontinued operations, under the 2007 Restructuring Plan have been incurred as of December 31, 2008. There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $7 as of December 31, 2009 relates to discounted cash outlays net of estimated future sublease revenues for leases with payment terms through to 2016.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Provision balances recorded for each of the restructuring plans have been summarized below as of December 31, 2009:

	Workforce Reduction	Contract Settlement and Lease Costs	Total
November 2008 Restructuring Plan	$27	$—	$27
2008 Restructuring Plan	18	4	22
2007 Restructuring Plan	10	7	17
2006 Restructuring Plan	—	—	—
2004 and 2001 Restructuring Plan	—	17	17

Provision balance as of December 31, 2009(a)	$55	$28	$83

(a)	As of December 31, 2009 and 2008, the short-term provision balances were $2 and $146, respectively, and the long-term provision balances were $4 and $161, respectively, and $77 was included in liabilities subject to compromise at December 31, 2009.

The following table summarizes the charge (recovery) incurred for each of Nortel’s restructuring plans for each of the years ended:

	2009	2008	2007
Charge (recovery) by Restructuring Plan:
November 2008 Restructuring Plan	(13)	$53	$—
2008 Restructuring Plan	(29)	103	—
2007 Restructuring Plan	(15)	71	162
2006 Restructuring Plan	—	(1)	15
2004 and 2001 Restructuring Plans	(79)	25	22

Total charge (recovery) excluding discontinued operations	(136)	251	199

Discontinued operations	(4)	50	11

Total charge (recovery) including discontinued operations	$(140)	$301	$210

The following table summarizes the charge (recovery) by profit and loss category for each of the years ended:

	2009	2008	2007
Cost of revenues	$(7)	$40	$53
Selling, general and administrative	(14)	149	112
Research and development	(3)	62	34
Reorganization items — lease repudiation	(89)	—	—
Other	(23)	—	—

Total charge (recovery) excluding discontinued operation	(136)	251	199
Discontinued operations	(4)	50	11

Total charge (recovery) including discontinued operation	$(140)	$301	$210

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Regular full-time (“RFT”) employee notifications resulting in the charge for all restructuring plans were as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total
RFT employee notifications by period:
During 2007	214	1,544	1,758
During 2008	130	1,695	1,825
During 2009(c)	—	—	—

RFT employee notifications for the three years ended December 31, 2009	344	3,239	3,583

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees include employees performing management, sales, marketing, research and development and administrative activities.
(c)	The 2009 notifications were processed under the Post-Petition Date cost reduction activities. See note 12.

November 2008 Restructuring Plan

Year ended December 31, 2008

For the year ended December 31, 2008, Nortel recorded charges of $58 related to severance and benefit costs associated with a workforce reduction of approximately 550 employees, of which approximately 360 were notified of termination during the year ended December 31, 2008. This portion of the workforce reduction was primarily in the U.S., Canada and EMEA.

The provision for charges recorded for the November 2008 Restructuring Plan from January 1, 2008 to December 31, 2009 were as follows:

	Workforce Reduction	Contract Settlement and Lease Costs	Total
November 2008 Restructuring Plan
Provision balance as of January 1, 2008	$—	$—	$—
Adjustment for discontinued operations	5	—	5
Current period charges	53	—	53
Revisions to prior accruals	—	—	—
Cash drawdowns	(4)	—	(4)
Non-cash drawdowns	(1)	—	(1)
Foreign exchange and other adjustments	—	—	—

Provision balance as of December 31, 2008	$53	$—	$53

Adjustment for deconsolidation of Equity Investees	(3)	—	(3)
Adjustment for discontinued operations	(6)	—	(6)
Current period charges	1	—	1
Revisions to prior accruals	(14)	—	(14)
Cash drawdowns	(5)	—	(5)
Non-cash drawdowns	—	—	—
Foreign exchange and other adjustments	1	—	1

Provision balance as of December 31, 2009	$27	$—	$27

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

2008 Restructuring Plan

Year ended December 31, 2008

For the year ended December 31, 2008, Nortel recorded charges of $126 including revisions of ($6) related to severance and benefit costs associated with an involuntary workforce reduction of approximately 1,500 employees, of which approximately 1,410 were notified of termination. The workforce reduction was primarily in the U.S. and Canada.

The provision for charges recorded for the 2008 Restructuring Plan from January 1, 2008 to December 31, 2009 were as follows:

	Workforce Reduction	Contract Settlement and Lease Costs	Plant and Equipment Write Downs	Total
2008 Restructuring Plan
Provision balance as of January 1, 2008	$—	$—	$—	$—
Adjustment for discontinued operations	44	—	—	44
Current period charges	88	10	8	106
Revisions to prior accruals	(6)	3	—	(3)
Cash drawdowns	(74)	(6)	—	(80)
Non-cash drawdowns	—	—	(8)	(8)
Foreign exchange and other adjustments	(6)	—	—	(6)

Provision balance as of December 31, 2008	$46	$7	$—	$53

Adjustment for deconsolidation of Equity Investees	(6)	(3)	—	(9)
Adjustment for discontinued operations	(14)	—	—	(14)
Current period charges	1	3	(24)	(20)
Revisions to prior accruals	(6)	—	—	(6)
Lease repudiations	—	(3)	—	(3)
Cash drawdowns	(5)	—	—	(5)
Non-cash drawdowns	—	—	24	24
Foreign exchange and other adjustments	2	—	—	2

Provision balance as of December 31, 2009	$18	$4	$—	$22

2007 Restructuring Plan

Year ended December 31, 2008

For the year ended December 31, 2008, Nortel recorded charges of $52 including revisions of ($1) related to severance and benefit costs with respect to the 2007 Restructuring Plan. The involuntary workforce reduction has been approximately 2,150 employees, of which approximately 700 were notified of termination during the year ended December 31, 2008. This portion of the workforce reduction was primarily in the U.S. and Canada, with other reductions being incurred in EMEA.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Year ended December 31, 2007

For the year ended December 31, 2007, Nortel recorded charges of $131 including revisions of ($6), related to severance and benefit costs associated with a workforce reduction of approximately 1,500 employees, of which approximately 1,450 were notified of termination during the year ended December 31, 2007. This portion of the workforce reduction was primarily in the U.S., Canada, and EMEA.

The provision for charges recorded for the 2007 Restructuring Plan from January 1, 2007 to December 31, 2009 were as follows:

	Workforce Reduction	Contract Settlement and Lease Costs	Plant and Equipment Write Downs	Total
2007 Restructuring Plan
Provision balance as of January 1, 2007	$—	$—	$—	$—
Adjustment for discontinued operations	9	—	—	9
Current period charges	128	32	8	168
Revisions to prior accruals	(6)	—	—	(6)
Cash drawdowns	(90)	(7)	—	(97)
Non-cash drawdowns	(2)	—	(8)	(10)
Foreign exchange and other adjustments	4	—	—	4

Provision balance as of December 31, 2007	$43	$25	$—	$68

Adjustment for discontinued operations	1	—	—	1
Current period charges	52	6	7	65
Revisions to prior accruals	(1)	7	—	6
Cash drawdowns	(74)	(7)	—	(81)
Non-cash drawdowns	(1)	(3)	(7)	(11)
Foreign exchange and other adjustments	(2)	(1)	—	(3)

Provision balance as of December 31, 2008	$18	$27	$—	$45

Adjustment for deconsolidation of Equity Investees	(1)	(4)	—	(5)
Adjustment for discontinued operations	(1)	—	—	(1)
Current period charges	—	1	—	1
Revisions to prior accruals	(2)	(3)	—	(5)
Lease repudiation	—	(12)	—	(12)
Cash drawdowns	(5)	(2)	—	(7)
Non-cash drawdowns	—	—	—	—
Foreign exchange and other adjustments	1	—	—	1

Provision balance as of December 31, 2009	$10	$7	$—	$17

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

2004 and 2001 Restructuring Plans

During the three years ended December 31, 2009, the activities within the 2004 and 2001 Restructuring Plans primarily related to the ongoing accounting for contract settlement and lease costs. The provision for charges recorded for the 2004 and 2001 Restructuring Plans from January 1, 2007 to December 31, 2009 were as follows:

	Workforce Reduction	Contract Settlement and lease Costs	Plant and Equipment Write Downs	Total
2004 and 2001 Restructuring Plans
Provision balance as of January 1, 2007	$5	$231	$—	$236
Current period charges	(2)	14	1	13
Revisions to prior accruals	—	(33)	1	(32)
Cash drawdowns	(3)	(11)	—	(14)
Non-cash drawdowns	—	—	(2)	(2)
Foreign exchange and other adjustments	—	3	—	3

Provision balance as of December 31, 2007	$—	$204	$—	$204

Current period charges	—	2	—	2
Revisions to prior accruals	—	23	—	23
Cash drawdowns	—	(44)	—	(44)
Non-cash drawdowns	—	(7)	—	(7)
Foreign exchange and other adjustments	—	(22)	—	(22)

Provision balance as of December 31, 2008	$—	$156	$—	$156

Adjustment for deconsolidation of Equity Investees	—	(59)	—	(59)
Adjustment for discontinued operations	—	—	—	—
Current period charges	—	1	2	3
Revisions to prior accruals	—	(7)	—	(7)
Lease repudiations	—	(74)	—	(74)
Cash drawdowns	—	—	—	—
Non-cash drawdowns	—	—	(2)	(2)
Foreign exchange and other adjustments	—	—	—	—

Provision balance as of December 31, 2009	$—	$17	$—	$17

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth the charge (recovery) incurred for each of Nortel’s cost reduction plans by segment for each of the years ended December 31:

	WN	CVAS	MEN	LGN	Other	Total
November 2008 Restructuring Plan	$(9)	$(4)	$—	$—	$—	$(13)
2008 Restructuring Plan	(20)	(4)	(5)	—	—	(29)
2007 Restructuring Plan	(8)	(4)	(3)	—	—	(15)
2004 and 2001 Restructuring Plan	(48)	(14)	(17)	—	—	(79)

Total recovery for the year ended December 31, 2009	$(85)	$(26)	$(25)	$—	$—	$(136)

November 2008 Restructuring Plan	$44	$7	$2	$—	$—	$53
2008 Restructuring Plan	87	4	12	—	—	103
2007 Restructuring Plan	52	11	8	—	—	71
2006 Restructuring Plan	(1)	—	—	—	—	(1)
2004 and 2001 Restructuring Plan	20	3	2	—	—	25

Total charge for the year ended December 31, 2008	$202	$25	$24	$—	$—	$251

2007 Restructuring Plan	$130	$15	$17	$—	$—	$162
2006 Restructuring Plan	11	1	3	—	—	15
2004 and 2001 Restructuring Plan	17	2	3	—	—	22

Total charge for the year ended December 31, 2007	$158	$18	$23	$—	$—	$199

A significant portion of Nortel’s provisions for workforce reductions and contract settlement and lease costs is associated with shared services. These costs have been allocated to the segments in the table above, based generally on headcount, SG&A allocations and revenue streams. Previously, Nortel allocated these costs only based on headcount and revenue streams. Charges related to these plans prior to 2009 were recorded in special charges and were not included in the calculation of Management OM, while any revisions to provisions after this date will be recorded in operations and are included in the calculation of Management OM.

12. Post-Petition Date cost reduction activities

In connection with the Creditor Protection Proceedings, Nortel has commenced certain workforce and other cost reduction activities and will undertake further workforce and cost reduction activities during this process. The actions related to these activities are expected to occur as they are identified. The following current estimated charges are based upon accruals made in accordance with U.S. GAAP. The current estimated total charges to earnings and cash outlays are subject to change as a result of Nortel’s ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claims or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

On February 25, 2009, Nortel announced a workforce reduction plan to reduce its global workforce by approximately 5,000 net positions which, upon completion, is currently expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance being classified as a liability subject to compromise. Included in these amounts are actions related to the Equity Investees, which are described in note 28. On a consolidated basis, absent amounts related to the Equity Investees, the plan is currently expected to result in total charges to earnings of approximately $168 with expected total cash outlays of approximately $77 and the balance being classified as a liability subject to compromise. During the twelve months ended December 31, 2009, Nortel undertook additional workforce

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

reduction activities that, upon completion, are expected to result in total charges to earnings of approximately $176 with expected total cash outlays of $89 and the balance being classified as a liability subject to compromise. These amounts also include actions related to the Equity Investees, which are described in note 28. On a consolidated basis, absent amounts related to the Equity Investees, these activities are expected to result in total charges to earnings of approximately $116 with expected total cash outlays of approximately $54 and the balance being classified as a liability subject to compromise.

Year ended December 31, 2009

For the year ended December 31, 2009, approximately $103 of the total charges relating to the net workforce reduction of 4,065 positions were incurred as of December 31, 2009, which substantially completes the workforce and other cost reduction strategies announced during the year ended December 31, 2009 and discussed above. Nortel currently expects to continue incurring charges and outlays related to workforce and other cost reduction strategies during 2010, as Nortel progresses through the Creditor Protection Proceedings. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan. Nortel incurred workforce reduction charges of $64 that were included in discontinued operations.

During the year ended December 31, 2009 changes to the provision balances were as follows. The balance as of December 31, 2009 excludes provision balances related to the Equity Investees and discontinued operations.

Provision balance as of December 31, 2008	$—
Other charges	108
Revisions to prior accruals	(5)
Cash drawdowns	(34)
Non-cash drawdowns	(2)
Foreign exchange and other adjustments	3

Provision balance as of December 31, 2009(a)	$70

(a)	As of December 31, 2009, $68 was included in liabilities subject to compromise, the short-term provision balance was $2, and the long-term provision balance was nil.

During the year ended December 31, 2009 workforce reduction charges were as follows:

Cost of revenues	$32
SG&A	48
R&D	23
Other	—

Total workforce reduction charge	$103

The following table sets forth charges incurred for workforce reductions by segment for the year ended December 31, 2009:

WN	$67
CVAS	25
MEN	11
LGN	—

Total charges	$103

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Regular full-time (“RFT”) employee notifications resulting in the charge for Nortel’s post petition cost reduction plan is as follows:

	Employees (approximate)
	Direct(a)	Indirect(b)	Total
RFT employee notifications by period:
During 2007	—	—	—
During 2008	—	—	—
During 2009	373	2,126	2,499

RFT employee notifications for the three years ended December 31, 2009	373	2,126	2,499

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees include employees performing management, sales, marketing, research and development and administrative activities.

Other Cost Reduction Activities

During the year ended December 31, 2009, Nortel’s real estate related cost reduction activities resulted in charges of $8 which were recorded against SG&A and reorganization items. During the year ended December 31, 2009, Nortel recorded plant and equipment write downs of $14. During the year ended December 31, 2009, Nortel recorded an additional charge of $9 against reorganization items for lease repudiations and other contract settlements. As of December 31, 2009, Nortel’s real estate and other cost reduction balances were approximately $18, which are classified as subject to compromise.

13. Income taxes

During the year ended December 31, 2009, Nortel recorded a tax expense of $122 on earnings from continuing operations before income taxes and equity in net earnings (loss) of associated companies and Equity Investees of $887. The tax expense of $122 is largely comprised of several significant items, including $48 of income taxes on current year profits in various jurisdictions, $35 net tax accrual relating to the settlement agreement with the IRS (see note 2), $48 from increases in uncertain tax positions and other taxes of $13. This tax expense was partially offset by a $3 benefit derived from various tax credits and R&D-related incentives, $13 of income taxes resulting from revisions to prior year tax estimates and a recovery of $6 relating to a benefit recorded as a result of the intraperiod allocation rules as described below.

These consolidated financial statements have been prepared by NNC. A total of approximately $1,928 in proceeds received from divestitures as of December 31, 2009 is being held in escrow which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel entities has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding, the final allocation of divestiture proceeds.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During 2009, income from discontinued operations was offset by losses from continuing operations resulting in a benefit allocated to income tax expense from continuing operations of $6 and charges to discontinued operations of $6.

During the year ended December 31, 2008, Nortel recorded a tax expense of $3,193 on loss from continuing operations before income taxes and equity in net earnings (loss) of associated companies and Equity Investees of $1,281. Included in the loss from operations before income taxes is impairment related to goodwill in the amount of $1,571 that impacted Nortel’s effective tax rate for the year ended December 31, 2008. The tax expense of $3,193 is largely comprised of several significant items, including $3,020 relating to the establishment of a full valuation allowance against Nortel’s net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey and certain deferred tax assets that are realizable through the reversal of existing taxable temporary differences. Also included in income tax expense is $98 of income taxes on historically profitable entities in Asia, CALA and Europe, $4 of income taxes relating to tax rate reductions enacted during 2008 in Korea, $38 of income taxes resulting from revisions to prior year tax estimates, $37 from increases in uncertain tax positions and other taxes of $25, primarily related to taxes on NNL preferred share dividends in Canada. This tax expense was partially offset by a $29 benefit derived from various tax credits and R&D-related incentives.

As of December 31, 2009, Nortel’s net deferred tax assets were $13. During the third and fourth quarters of 2008, the expanding global economic downturn dramatically worsened, and in January 2009, the Debtors commenced the Creditor Protection Proceedings. In assessing the need for valuation allowances against its deferred tax assets for the year ended December 31, 2008, Nortel considered the negative effect of these events on Nortel’s revised modeled forecasts and the resulting increased uncertainty inherent in these forecasts. Nortel determined that there was significant negative evidence against and insufficient positive evidence to support a conclusion that Nortel’s net deferred tax assets were more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. In June 2009, Nortel concluded that the sale of Nortel’s remaining businesses was the best path forward. As described in note 2, Nortel disposed of substantially all of its CDMA business and LTE Access assets to Ericsson, our Packet Core Assets to Hitachi, and sold substantially all of the assets of its ES business to Avaya. Nortel has entered into TSA with the buyers of these businesses and is in the process of selling its remaining businesses and assets.

These remaining disposals are expected to occur during 2010 and certain of these estimates have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. Although these additional dispositions are estimated to generate gains in 2010, due to the significant uncertainty concerning the forecasted income for 2010 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of these transactions, this positive evidence does not outweigh the significant negative evidence that exists and therefore, Nortel continues to conclude that as at December 31, 2009 a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions other than Korea and Turkey. Nortel’s joint venture in Turkey, Netas, is included in the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2008, Nortel’s net deferred tax asset was $32, which included a net deferred tax asset of $27 in Korea and $5 from the Equity Investees. As at December 31, 2009, the net deferred tax assets, excluding the Equity Investees decreased from $27 to $13 due to changes in deferred tax assets resulting from operations in the ordinary course of business in Korea of $7, and the accrual of the deferred tax liability associated with the investment in LGN of $7.

In accordance with ASC 740, Nortel recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For purposes of intraperiod allocation, Nortel includes all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. Nortel adopted ASC 740 effective January 1, 2007.

The following is a tabular reconciliation of Nortel’s change in unrecognized tax benefits under ASC 740 from the beginning to the end of the period:

	2009	2008	2007
Balance as at January 1	$1,631	$1,329	$1,750
Reduction of uncertain tax positions due to exclusion of Equity Investees	(54)	—	—
Increases related to current year tax positions	22	70	27
Increases related to prior year tax positions	308	474	74
Decreases related to prior year tax positions	(74)	(24)	(9)
Expiration of statute of limitations for assessment of taxes	(6)	(3)	(9)
Settlement of tax positions	(8)	(4)	(629)
Foreign exchange	168	(207)	64
Tax rate change	(110)	—	—
Other	(6)	(4)	61

Balance as at December 31	$1,871	$1,631	$1,329

Included in the $308 of uncertain tax positions taken during prior periods is an increase of $251 relating to the decreased net operating losses allocated to NNI as part of the 2001-2005 Advance Pricing Arrangements (“APA”) and an increase of $68 relating to additional exposures in respect of investment tax credits claimed in Canada.

At December 31, 2008, Nortel had approximately $1,631 of total gross unrecognized tax benefits of which $54 was from entities that, in 2009, are included in the Equity Investees. As of December 31, 2009, Nortel had $1,871 of total gross unrecognized tax benefits in its consolidated entities. Out of the total gross unrecognized tax benefits of $1,871, $61 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2009, Nortel recognized approximately $40 related to interest, penalties and foreign exchange losses, partially offset by a decrease of $4, mainly resulting from changes in the NNI uncertain tax position resulting from the agreement with the U.S. tax authorities. Nortel had accrued approximately $79 and $46 which included $3 relating to entities that, in 2009, are included in the Equity Investees for the payment of interest and penalties as of December 31, 2009 and 2008, respectively.

Nortel believes it is reasonably possible that $997 of its gross unrecognized tax benefit will decrease during the twelve months ending December 31, 2010 with such amounts attributable to possible decreases of $781,

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

resulting from the resolution of the APA between Canada and the U.S., $37.5 due to a payment made to the IRS pursuant to the settlement agreement discussed below, $154 from including unrecognized tax benefits on amended income tax returns, and $24 from the potential settlement of audit exposures in various jurisdictions.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S., Brazil and certain of the entities included in the Equity Investees have examinations open in France, Australia, and Germany. In addition, Nortel and certain of the entities included in the Equity Investees have ongoing audits in other smaller jurisdictions including, but not limited to, Italy, Poland, Colombia and India. Nortel’s 2000 through 2009 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding APAs affecting these periods.

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the aggregate amount of $88 for the taxation years 1999 and 2000. Nortel is currently in the process of appealing these assessments and has fully provided for the income tax liability in respect of these assessments. In addition, the tax authorities in France issued assessments against one of the Equity Investees in respect of the 2001, 2002 and 2003 taxation years. These assessments collectively propose adjustments to increase taxable income of approximately $1,209, additional income tax liabilities of $48 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $96 plus applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and has entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. Nortel believes that it has adequately provided for the tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

Nortel had previously entered into APAs with the U.S. and Canadian taxation authorities in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the 2001 through 2005 taxation years (“2001-2005 APA”). In September 2008, the Canadian tax authorities provided the U.S. tax authorities with a supplemental position paper regarding the 2001-2005 APA under negotiation. The supplemental position paper suggested a material reallocation of losses from the U.S. to Canada. During the year ended December 31, 2009, Nortel received details from the U.S. and Canadian tax authorities concerning the settlement of the 2001-2005 APA. The agreement between the tax authorities mandates a reallocation of losses from NNI to NNL in the amount of $2,000 for the tax years ending 2001 to 2005. The agreement makes no mention of an appropriate transfer pricing method for the 2001-2005 APA. In December 2009, Nortel agreed to accept the agreement between the tax authorities and the resulting reallocation of losses from NNI to NNL. In February 2010, Nortel and the U.S. and Canadian taxing authorities executed the 2001-2005 APA.

During the third quarter of 2009, the U.S. Debtors filed an objection to a claim filed by the Internal Revenue Service (“IRS”) on August 20, 2009. The IRS claim asserted an unsecured priority claim against NNI for the tax years 1998-2007, for income taxes due in the amount of approximately $1,805, and interest to the Petition Date in the amount of approximately $1,163 for an aggregate amount of approximately $2,968 (“IRS Claim”), and an unsecured non-priority claim for penalties (including interest thereon) to August 20, 2009 in the amount of approximately $49 for a total claim of approximately $3,017. The IRS Claim also included an unassessed, unliquidated and contingent U.S. federal FICA withholding tax claim. On October 13, 2009, the U.S. Debtors obtained an order approving a stipulation between NNI and the IRS pursuant to which the IRS waived its claims against certain assets of the ES business in exchange for NNI’s acknowledgement of a claim in favor of the IRS

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

for not less than $9.8 and a lien against certain proceeds of the ES sale for such amount. The stipulation reserved all rights of both NNI and the IRS in respect of all other aspects of the IRS Claim. In consideration for a settlement payment of $37.5, the IRS has agreed to release all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008 and has agreed that NNI and its consolidated tax group is entitled to a federal net operating loss carryforward of $814 as of January 1, 2009, inclusive of the APA adjustments. As a result of this settlement, the IRS has stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,017, is reduced to the $37.5 settlement payment. NNI made the settlement payment of $37.5 on February 22, 2010.

Nortel continues to apply the transfer pricing methodology proposed in the 2001-2005 APA requests to the other parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

During 2007 and 2008, Nortel requested new bilateral APAs for tax years 2007 through at least 2010 (2007-2010 APA), for Canada, the U.S. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those requested for 2001 through 2005. During the second quarter of 2009 the Canadian tax authority requested that Nortel rescind its 2007-2010 application as a result of the uncertain commercial environment.

Although Nortel continues to apply the transfer pricing methodology that was requested in the 2007-2010 APA to the 2006 through to the 2008 taxation years, the ultimate outcome is uncertain and the ultimate reallocation of losses cannot be determined at this time. Other than in the U.S., there could be a further material shift in historical earnings between the above mentioned parties. If these matters are resolved unfavorably, they could have a material effect on Nortel’s consolidated financial position, results of operations and/or cash flows.

As described in note 2, during the year ended December 31, 2009, the U.S. Debtors, Canadian Debtors and EMEA Debtors entered into the IFSA, see note 2, which constitutes a full and final settlement of certain 2009 TPA Payment obligations arising from post-petition services and expenses. As a result of this agreement, NNI has paid NNL $157, which together with one $30 payment previously made by NNI to NNL provides for a full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009.

As discussed in note 2, on December 23, 2009, Nortel announced certain of its other Canadian and U.S. subsidiaries that have filed for creditor protection in Canada or the U.S., entered into the FCFSA, which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under Nortel’s transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of the FCFSA Claim in the CCAA Proceedings in favor of NNI in the net amount of approximately $2,063, which claim will not be subject to any offset.

As discussed in note 2, as a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to the APAC Agreement Subsidiaries in the APAC region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into the APAC Agreement. As a result, the APAC Agreement will effect a full and final settlement for certain payments owing and that may or could be owing among the APAC Agreement Subsidiaries, or between an APAC Agreement Subsidiary and a Canadian Debtor, pursuant to certain distribution and transfer pricing agreements.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2009	2008	2007
Income (taxes)/recovery at Canadian rates (2009 — 31.4%; 2008 — 31.4%, 2007 — 34%)	$(279)	$402	$(149)
Difference between Canadian rates and rates applicable to subsidiaries in the U.S. and other jurisdictions	(300)	98	59
Valuation allowances on tax benefits	682	(3,160)	(902)
Tax effect of tax rate changes	(193)	(4)	(29)
Tax benefit of investment tax credits, net of valuation allowance	1	29	29
Adjustments to provisions and reserves	(201)	(55)	(10)
Foreign withholding and other taxes	(38)	(25)	(24)
Non-deductible impairment of goodwill, net of valuation allowance	(19)	(574)
Non taxable gains	206
Impact of non-taxable/(non-deductible) items and other differences	19	96	(96)

Income tax benefit (expense)	$(122)	$(3,193)	$(1,122)

Details of Nortel’s income (loss):
Earnings (loss) from continuing operations before income taxes and equity in net loss of associated companies and Equity Investees:
Canadian, excluding gain (loss) on sales of businesses and assets	$463	$(1,386)	$(431)
U.S. and other, excluding gain (loss) on sale of businesses and assets	424	95	838
Gain (loss) on sales of businesses and assets	—	10	31

	$887	$(1,281)	$438

Income tax benefit (expense):
Canadian, excluding gain (loss) on sales of businesses and assets	$(5)	$(1,135)	$(1,070)
U.S. and other, excluding gain (loss) on sales of businesses and assets	(117)	(2,058)	(52)
Gain (loss) on sales of businesses and assets	—	—	—

	$(122)	$(3,193)	$(1,122)

Income tax benefit (expense):
Current	$(105)	$(140)	$(103)
Deferred	(17)	(3,053)	(1,019)

Income tax benefit (expense)	$(122)	$(3,193)	$(1,122)

Details of movement in valuation allowance
Opening valuation allowance	$(6,231)	$(3,389)	$(4,431)
Reduction in valuation allowance due to exclusion of Equity Investees	1,398
Implementation of FIN 48, net of current period activity	143	6	1,676
Amounts charged to income tax benefit (expense)	463	(3,331)	(1,036)
Amounts charged to other comprehensive loss	(44)	(194)	103
UK capital loss settlement, net of FIN 48 Implementation	0	—	555
Other (additions)/ deductions(a)(b)	(637)	677	(256)

Closing valuation allowance	$(4,908)	$(6,231)	$(3,389)

(a)	The significant components of other (additions) deductions for 2009 include an increase of ($495) due to the effects of foreign exchange and an increase of ($140) relating to additional capital losses recorded during the year.
(b)	The significant components of other (additions) deductions for 2008 include an increase of ($30) related to operating losses acquired as part of the Novera acquisition that were added to our deferred tax asset, offset by a decrease of $707 due to the effects of foreign exchange.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The following table shows the significant components included in deferred income taxes as of December 31:

	2009	2008
Assets:
Tax benefit of loss carryforwards	$2,146	$3,230
Investment tax credits, net of deferred tax liabilities	1,427	1,262
Other tax credits	287	123
Deferred revenue	46	212
Provisions and reserves	338	364
Post-retirement benefits other than pensions	235	231
Plant and equipment	181	194
Pension plan liabilities	199	414
Deferred compensation	15	90
Other	68	167

	4,942	6,287
Valuation allowance	(4,908)	(6,231)

	34	56

Liabilities:
Unrealized foreign exchange and other	21	24

	21	24

Net deferred income tax assets	$13	$32

In Canada, the Federal and Ontario governments signed a Memorandum of Agreement that provides for the federal administration of Ontario corporate income tax by the Canada Revenue Agency. To achieve this Ontario harmonization, Ontario has adopted the Federal definition of taxable income and Federal tax attributes have replaced Ontario tax attributes resulting in a transitional debit or credit. As a result of the harmonization, there are no transitional taxes payable. During 2009, Nortel reduced its Ontario tax attributes and recorded a transitional credit of approximately $169 which is fully offset by a valuation allowance. The transitional tax credit is included in other tax credits and can be applied to reduce Ontario taxes payable over a five year period commencing with the first tax year ending in 2009.

Other than for NNL’s investment in LGN, Nortel has not provided for foreign withholding taxes or deferred income tax liabilities for temporary differences related to the undistributed earnings of foreign subsidiaries since Nortel does not currently expect to repatriate earnings that would create any material tax consequences. It is not practical to reasonably estimate the amount of additional deferred income tax liabilities or foreign withholding taxes that may be payable should these earnings be distributed in the future.

Nortel is in the process of amending a number of previously filed tax returns as a result of the restatements of its financial statements. Most of the significant unamended tax returns reflected tax losses and Nortel does not expect any material impact to either tax expense or deferred tax liabilities. As of December 31, 2009 Nortel has accrued an income tax liability of $15 for interest and tax exposures relating to the restated Canadian tax returns.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, Nortel had the following net operating and capital loss carryforwards and tax credits which are scheduled to expire in the following years:

	Net Operating Losses	Capital Losses(a)	Tax Credits(b)
2010 – 2012	$163	$—	$9
2013 – 2015	456	142	13
2016 – 2021	170	—	841
2022 – 2029	1,078	—	536
Indefinitely	5,394	—	28

	$7,261	$142	$1,427

(a)	The capital losses may only be used to offset future capital gains. Nortel has recorded a full valuation allowance against this future tax benefit.
(b)	Global investment tax credits of $1, $29, and $29 have been applied against the income tax provision in 2009, 2008 and 2007, respectively. Unused tax credits can be utilized to offset taxes payable primarily in Canada.

14. Employee benefit plans

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

Nortel’s policy is to fund registered defined benefit pension benefits based on accepted actuarial methods as permitted by regulatory authorities. Other post-retirement and post-employment benefits are funded as claims are incurred. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections. See note 2 regarding changes to the funding of Canadian registered defined benefit pension plans, post-retirement and post-employment benefits. Pension and other post-retirement benefit costs reflected in the consolidated statements of operations are based on the projected benefit method of valuation.

PBGC termination of the U.S. Retirement Income Plan

On July 17, 2009, the PBGC provided a notice to NNI that the PBGC had determined under the Employee Retirement Income Securities Act of 1974 (“ERISA”) that: (i) the Nortel Networks Retirement Income Plan (the “Retirement Income Plan”), a defined benefit pension plan sponsored by NNI, will be unable to pay benefits

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

when due; (ii) under Section 4042(c) of ERISA, the Retirement Income Plan must be terminated in order to protect the interests of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of termination of the Retirement Income Plan. On the same date, the PBGC filed a complaint in the Middle District of Tennessee against NNI and the Retirement Plan Committee of the Nortel Networks Retirement Income Plan seeking to proceed with termination of the Retirement Income Plan though this was not served against Nortel. NNI worked to voluntarily assign trusteeship of the Retirement Income Plan to the PBGC and avoid further court involvement in the termination process.

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

The PBGC has filed a proof of claim against NNI and each of the Debtors in the Chapter 11 Proceedings for the unfunded benefit liabilities of the Nortel Networks Retirement Income Plan, a defined benefit pension plan sponsored by NNL, (“U.S. Pension Plan”) in the amount of $593. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). Nortel has recorded a liability of $334 representing Nortel’s current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to these claims. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

Settlement Agreement with Former and Disabled Canadian Employee Representatives

As discussed above in note 2, on February 8, 2010, Nortel entered into the Settlement Agreement in relation to the Canadian registered pension plans, post-retirement benefits and post-employment benefits. The Settlment Agreement is subject to, among other things, the approval of the Canadian Court. The Canadian registered pension plans will be transferred to a new administrator on September 30, 2010. Benefit payments in the Canadian post-retirement benefit plan and the Canadian long-term disability plan will cease on December 31, 2010. The measurements of the Canadian registered pension plans, post-retirement benefits and post-employment benefits at December 31, 2009 were not impacted by the Settlement Agreement. Nortel expects any impact on the remeasurement of these liabilities resulting from the Settlement Agreement to be recorded in 2010.

Impacts of workforce reductions and divestiture activities

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, Nortel remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the second, third and fourth quarters of 2009 in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement”. Curtailment gains of $31 and $14 were recorded to the statement of operations in the U.S. and Canada, respectively. In addition as a result of the remeasurements, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement dates. For the U.S, the net cumulative annual effect of these adjustments was to decrease post-retirement liabilities by $19 and accumulated other comprehensive loss (before tax) by $12. For

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Canada, the cumulative annual effect of this adjustment and the related foreign currency translation adjustment was to decrease post-retirement liabilities by $4 and accumulated other comprehensive loss (before tax) by $10.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, Nortel remeasured the pension benefit obligations for certain of its Canadian pension plans and recorded the impacts of these remeasurements in accordance with FASB ASC 715-30 “Defined Benefit Plans — Pension” (ASC 715-30) in the third and fourth quarters of 2009. A curtailment loss of $149 and a settlement loss of $49 were recorded to the statement of operations. In addition as a result of the remeasurements, Nortel was required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement dates. The cumulative annual effect of these adjustments and the related foreign currency translation adjustments was to increase pension liabilities by $177 and accumulated other comprehensive loss (before tax) by $21.

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

A measurement date of September 30 had historically been used annually to determine pension and other post-retirement benefit measurements for the pension plans and other post- retirement benefit plans that make up the majority of plan assets and obligations. Beginning in 2008, a measurement date of December 31 was used for all plans in accordance with the guidance in SFAS 158. Under the transition approach selected by Nortel, the measurements determined for the 2007 fiscal year end reporting were used to estimate the effects of the change. Net periodic benefit cost for the period between the 2007 measurement date and the end of 2008 were allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for 2008. This adoption had the effect of increasing accumulated deficit by $33, net of taxes, and increasing accumulated other comprehensive income by $5, net of taxes, as of January 1, 2008.

Pension and Post Retirement Benefits

For the 2009 year-end measurement, the unfavorable impact of decreases in discount rates, foreign currency impacts driven by the weakening of the U.S. Dollar against Canadian Dollar, and increased inflation rates more than offset positive asset returns, Nortel’s contributions made to the plans and other accounting assumptions. The effect of the net actuarial loss adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss including foreign currency translation adjustment (before tax) by $575, increase pension and post-retirement liabilities by $442 and increase net liability in Equity Investees by $133. The unfunded status of the defined benefit plans and post-retirement plans decreased to $1,583 as of December 31, 2009 from $2,119 as of December 31, 2008 primarily as a result of the deconsolidation of the Equity Investees in 2009 who had an unfunded status of $902 as of December 31, 2008, the termination of the U.S. Retirement Income Plan described above, and the actuarial losses described above, partially offset by foreign exchange movements on the Canadian plans.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

	Defined Benefit Pension Plans		Post-Retirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation — beginning	$6,786	$9,265	$520	$745
Impact of deconsolidation of Equity Investees	(3,122)	—	—	—
Service cost(a)	14	70	2	4
Interest cost(a)	231	617	35	50
Plan participants’ contributions(a)	—	6	10	12
Plan amendments	—	—	—	—
Actuarial loss (gain)	514	(565)	25	(131)
Special and contractual termination benefits(b)	6	8	—	—
Curtailments and settlements(b)	(937)	(74)	(24)	—
Benefits paid(a)	(403)	(663)	(48)	(62)
Foreign exchange	384	(1,878)	49	(98)

Benefit obligation — ending	$3,473	$6,786	$569	$520

Change in plan assets:
Fair value of plan assets — beginning	$5,187	$8,073	$—	$—
Impact of deconsolidation of Equity Investees	(2,220)	—	—	—
Actual return on plan assets	305	(1,047)	—	—
Employer contributions(a)	53	331	38	50
Plan participants’ contributions(a)	—	6	10	12
Plan settlements	(804)	(74)	—	—
Benefits paid(a)	(403)	(663)	(48)	(62)
Foreign exchange	341	(1,439)	—	—

Fair value of plan assets — ending	$2,459	$5,187	$—	$—

Net amount recognized	$(1,014)	$(1,599)	$(569)	$(520)

Amounts recognized in the accompanying consolidated balance sheets consist of:
Liabilities subject to compromise	$(1,001)	$—	$(569)	$—
Other liabilities — long-term	(7)	(1,557)	—	(476)
Other liabilities — current	(6)	(43)	—	(44)
Other assets	—	1	—	—

Net amount recognized	$(1,014)	$(1,599)	$(569)	$(520)

Amounts recognized in accumulated other comprehensive income (loss) — before tax — consists of:(c)
Prior service cost (credit)	$5	$8	$(34)	$(67)
Net actuarial loss (gain)	1,826	1,631	(77)	(103)

Net amount recognized	$1,831	$1,639	$(111)	$(170)

(a)	2008 includes October 1st to December 31st, 2007 settlement and interest cost, plan participants’ contributions, employer contributions, and benefits paid, which are effects due to adoption of SFAS 158 measurement requirements.
(b)	Curtailments, settlements, and special and contractual termination benefits resulted from the 2008 Restructuring Plan, 2009 Restructuring Plan, and Post-Petition Date Cost Reduction Activities in conjunction with divestiture activities in 2009, as set out in notes 11 and 12.
(c)	Includes accumulated other comprehensive income (loss) amounts related to the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The accumulated benefit obligation for all defined benefit plans was $3,465 and $6,682 at December 31, 2009 and 2008, respectively. The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31. The majority of the decrease from 2008 to 2009 is a result of the deconsolidation of the Equity Investees.:

	2009	2008
Projected benefit obligation	$3,468	$6,763
Accumulated benefit obligation	$3,462	$6,663
Fair value of plan assets	$2,455	$5,163

The following details the amounts recognized in other comprehensive income (loss), including foreign currency translation adjustments (before tax), including the other comprehensive income (loss) related to the Equity Investees, for the years ended December 31:

	Defined Benefit Pension Plans		Post-Retirement Benefits
	2009	2008	2009	2008
Prior service cost (credit)	$—	$—	$—	$—
Amortization of prior service (cost) credit	(3)	(4)	9	13
Net actuarial loss (gain)	547	865	22	(119)
Amortization of net actuarial (loss) gain	(83)	(39)	9	—
Curtailment	(28)	—	20	—
Settlement	(241)	(11)	—	—

Net recognized in other comprehensive income (loss)	$192	$811	$60	$(106)

Assuming current funding rules and plan design, the estimated amounts in accumulated other comprehensive income (loss) to be recognized as components of pension expense (credit) during the next fiscal year are as follows:

	Defined Benefit Pension Plan	Post-Retirement Benefits	Total
Prior service cost (credit)	$3	$(6)	$(3)
Net actuarial loss (gain)	$116	$(11)	$105

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The following details the components of net pension expense and the underlying assumptions for the defined benefit pension plans for the years ended December 31:

	2009	2008	2007
Pension expense:
Service cost	$14	$46	$117
Interest cost	231	490	479
Expected return on plan assets	(218)	(516)	(504)
Amortization of prior service cost	2	4	4
Amortization of net losses	3	32	105
Settlement and curtailment losses (gains)	113	11	(1)
Special and contractual termination benefits	6	7	4

Net pension expense	$151	$74	$204

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	5.8%	6.4%	5.8%
Rate of compensation increase	3.5%	2.8%	4.5%

Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	7.1%	5.8%	5.1%
Expected rate of return on plan assets	7.0%	7.1%	7.1%
Rate of compensation increase	2.3%	4.5%	4.5%

The following details the net cost components and underlying assumptions of post-retirement benefits other than pensions for the years ended December 31:

	2009	2008	2007
Post-retirement benefit cost:
Service cost	$2	$3	$3
Interest cost	35	40	37
Amortization of prior service cost	(9)	(10)	(14)
Amortization of net losses (gains)	(9)	—	—
Curtailment losses (gains)	(45)	—	—

Net post-retirement benefit cost	$(26)	$33	$26

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.0%	6.9%	5.8%

Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	6.0%	5.8%	5.4%
Weighted-average health care cost trend rate	7.2%	6.5%	6.6%
Weighted-average ultimate health care cost trend rate	4.9%	4.7%	4.7%

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have the following effects for the years ended December 31:

	2009	2008	2007
Effect on aggregate of service and interest costs
1% increase	$1	$3	$3
1% decrease	$(1)	$(2)	$(2)
Effect on accumulated post-retirement benefit obligations
1% increase	$18	$16	$43
1% decrease	$(16)	$(14)	$(36)

As of December 31, 2009, the expected benefit payments for the next ten years for the defined benefit pension plans and the post-retirement benefits other than pensions are as follows, along with the expected reimbursement amounts related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MPDIM Act”):

	Defined Benefit Pension Plans	Post-Retirement Benefit Plans	Expected MPDIM Act Subsidy (Post-Retirement Benefit Plans)
2010	$255	$49	$2
2011	252	49	2
2012	254	48	3
2013	252	48	3
2014	253	47	4
2015-2019	1,242	227	27

The amounts described in the table above, may be significantly affected by the Creditor Protection Proceedings. In particular, as a result of the Creditor Protection Proceedings, Nortel’s current expectations regarding its defined benefit pension plans and post-retirement and post-employment benefit plans in 2010 and beyond is uncertain at this time and is subject to change. If the Settlement Agreement is approved by the Canadian Court, Nortel will only fund the Canadian Pension Plans through September 30, 2010 and the Canadian post-retirement benefits and post-employment benefits through December 31, 2010.

The target investment allocation percentages for plan assets and the year end percentages based on actual asset balances of the defined benefit plans as of December 31 are as follows:

	2009		2008
	Target	Actual	Target	Actual
Debt instruments	70%	69%	52%	50%
Equity securities	30%	31%	46%	46%
Other	0%	0%	2%	4%

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

Pension plan assets are valued using various fair value methodologies. Common stock and preferred stock are valued using quoted market prices. Corporate bonds and government and agency obligations are valued using market prices. Unit Trust bonds are valued based on net asset value (“NAV”). The NAV per unit is based on the closing market prices and accruals of the securities in the fund’s portfolio, or total value of the fund divided by the number of units currently issued and outstanding. There were no significant changes to the valuation techniques used during the period.

The following table sets forth by level, within the fair value hierarchy, the assets within the defined benefit pension plans at fair value as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Investments at fair value:
Common stock	$710	$—	$5	$715
Cash & cash equivalents — interest bearing	4	46	—	50
Corporate bonds	—	234	8	242
Preferred stock	10	—	1	11
Government and agency obligations	—	1,069	17	1,086
Sundry assets (misc)	7	2	2	11
Unit Trust bonds	344	—	—	344

Total investments	$1,075	$1,351	$33	$2,459

The following table presents the changes in the Level 3 fair value category for the assets within the defined benefit pension plans:

	January 1, 2009	Earnings	F/X	Purchases, Sales, Issuances, and (Settlements)	Transfers In and/or (out) of Level 3	December 31, 2009
Investments at fair value:
Common stock	$—	$—	$—	$5	$—	$5
Corporate bonds	38	—	—	2	(32)	8
Preferred stock	—	—	—	1	—	1
Government and agency obligations	22	(1)	3	—	(7)	17
Swaps	17	—	—	—	(17)	—
Sundry Assets (misc)	8	—	—	(2)	(4)	2

Total investments	$85	$(1)	$3	$6	$(60)	$33

The primary method of managing risk within the portfolio is through diversification among and within asset categories, and through the utilization of a wide array of active and passive investment managers. Broadly, the

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

assets are allocated between debt and equity instruments. Included within the debt instruments are government and corporate fixed income securities, money market securities, mortgage-backed securities and inflation indexed securities. Generally, these debt instruments are considered investment grade. Included in equity securities are developed and emerging market stocks of companies at a variety of capitalization levels. The securities are predominantly publicly traded. The amount of employer and related-party securities that the defined benefit plans may hold is governed by the statutory limitations of the jurisdictions of the applicable plans. Included in equity securities of the defined benefit plans are no NNC common shares, held directly or through pooled funds. Through the use of the portfolio construction practices described in this paragraph, the total portfolio, in aggregate, is diversified and structured to mitigate the likelihood of an unintended concentration of risk within the plan assets.

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

Assuming current funding rules, current plan design, and the Settlement Agreement, which remains subject to the approval of the Canadian Court, estimated 2010 cash contributions to Nortel’s defined benefit pension plans and its post-retirement plans are approximately $20 and $44, respectively. 2010 cash contributions to these plans have been and will be significantly impacted as a result of the Creditor Protection Proceedings.

Under the terms of certain defined contribution plans, eligible employees may contribute a portion of their compensation to an investment plan. Based on the specific program in which the employee is enrolled, Nortel matches a percentage of the employee’s contributions up to a certain limit. In certain other defined contribution plans, Nortel contributes a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement. The cost of these investment plans was $76, $103 and $97 for the years ended December 31, 2009, 2008 and 2007, respectively.

15. Acquisitions and divestitures

Acquisitions

The following table sets out certain information for the acquisitions completed by Nortel in 2008. All of these acquisitions were accounted for using the purchase method. The consolidated financial statements include the operating results of each of these businesses as of their respective dates of acquisition. No acquisitions were completed by Nortel in 2009.

Acquisition	Closing Date	Purchase Price	Goodwill	Acquired Technology	Other Intangibles	Net Tangible Assets
Novera Optics, Inc.(a)	01-Aug-08	$18	$9	$9	$—	$—
Pingtel Corp.(b)	08-Aug-08	6	—	6	—	—
DiamondWare, Ltd.(c)	19-Aug-08	5	—	3	2	—
LG Electronics Inc. — Wireless Local Loop(d)	08-Aug-08	3	—	—	—	3

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

(a)	On August 1, 2008, LG — Nortel acquired 100% of the issued and outstanding stock of Novera Optics Korea Inc. and Novera Optics, Inc. (“Novera”) for $18, plus up to an additional $10 based on achievement of business milestones. Novera was a privately-held company specializing in fiber-optic access solutions that extend high-speed carrier Ethernet services from optical core networks to customer premises.
(b)	On August 8, 2008, Nortel purchased substantially all of the assets and certain liabilities of Pingtel Corp. (“Pingtel”) from Bluesocket Inc. (“Bluesocket”) for $4 in cash, and up to $4 based on the achievement of future business milestones plus the return of Nortel’s existing equity interest in Bluesocket which had been acquired for $2. Pingtel, a software-based unified communication solutions designer, was a wholly owned subsidiary of Bluesocket.
(c)	On August 19, 2008, Nortel acquired 100% of the issued and outstanding stock of Diamondware, Ltd. (“Diamondware”) for $5 in cash and up to $3 based on achievement of future business milestones. Diamondware was a privately-held company, specializing in high-definition, proximity-based 3D positional voice technology.
(d)	On August 8, 2008, LGN purchased certain assets and liabilities of LGE’s Wireless Local Loop (“WLL”) business for $3. The WLL products include fixed wireless terminals over CDMA and GSM licensed cellular networks.

Divestitures

In addition to the significant divestitures described in note 2, Nortel completed the following other divestitures during the year ended December 31, 2009.

Decision on Mobile WiMAX Business and Alvarion Agreement

On January 29, 2009, Nortel announced that it decided to discontinue its mobile WiMAX business and end its joint agreement with Alvarion Ltd. Nortel worked closely with Alvarion and its mobile WiMAX customers to transition and/or settle its contractual obligations during the year to help ensure that ongoing support commitments are met without interruption or alternative settlements are reached that mutually benefit Nortel and its customers.

Layer 4-7 Data Portfolio

On February 19, 2009, Nortel announced that it had entered into a stalking horse asset purchase agreement to sell certain portions of its Layer 4-7 data portfolio, including certain Nortel Application Accelerators, Nortel Application Switches and the Virtual Services Switch, to Radware for approximately $18. Nortel received orders from the U.S. Court and Canadian Court that established bidding procedures for an auction that allowed other qualified bidders to submit higher or otherwise better offers. Nortel subsequently received orders from the U.S. Court and Canadian Court approving the transaction with Radware as the successful bidder and on March 31, 2009, Nortel completed this divestiture. The proceeds from the divestiture have been classified as restricted cash in long-term assets and are currently held in escrow, pending allocation as determined through Creditor Protection Proceedings. A portion of the gain related to the sale of this business is included in discontinued operations and the remainder is held by the Equity Investees.

Calgary Facility

Nortel previously announced that it had entered into an agreement of purchase and sale dated as of April 27, 2009, with The City of Calgary, Alberta, for the sale of its facility in Calgary for a purchase price of CAD$97, subject to certain standard adjustments. The sale was approved by the Canadian Court on May 15, 2009 and the sale was completed on June 15, 2009 for a final purchase price of CAD$97. Nortel recorded a gain of $28 on the sale of the Calgary facility.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Packet Core Assets

As discussed in note 2, in October 2009 Nortel completed the sale of its Packet Core Assets to Hitachi and gain on disposal of $8 has been recognized in the fourth quarter of 2009.

CDMA and LTE Access assets

As discussed in note 2, in November 2009 Nortel completed the sale of substantially all of its CDMA business and LTE Access assets to Ericsson and a gain on disposal of $1,202 has been recognized in the fourth quarter of 2009.

Enterprise Solutions business

As discussed in note 2, in December 2009 Nortel completed the sale of substantially all the assets of its ES business to Avaya and a gain on disposal of $756 has been recognized in the fourth quarter of 2009.

16. Long-term debt

Long-term debt

The following table shows the components of long-term debt as of December 31 prior to the Creditor Protection Proceedings (see notes 1 and 2):

	2009(b)	2008
LIBOR + 4.25% Floating rate Notes due July 15, 2011	$1,000	$1,000
1.75% Convertible Senior Notes due April 15, 2012	575	575
10.125% Fixed rate Notes due July 15, 2013	550	550
2.125% Convertible Senior Notes due April 15, 2014	575	575
10.75% Fixed rate Notes due July 15, 2016	1,119	1,119
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026(a)	150	150
Other long-term debt with various repayment terms and a weighted-average interest rate of 0% for 2009 and 7.54% for 2008	—	1
Fair value adjustment attributable to hedged debt obligations	51	65
Obligation associated with a consolidated VIE with interest rate of 0% for 2009 and 4.86% for 2008	—	82
Obligations under capital leases and sale leasebacks with a weighted-average interest rate of 10.47% for 2009 and 9.48% for 2008	127	203

	4,347	4,520
Less: Long-term debt subject to compromise	4,306
Less: Long-term debt due within one year	—	19

Long-term debt	$41	$4,501

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI, and are fully and unconditionally guaranteed by NNL.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, the amounts of long-term debt payable, excluding the amounts classified as subject to compromise, for each of the years ending December 31, consisted of:

2010	$—
2011	—
2012	—
2013	—
2014	—
Thereafter	41

Total long-term debt payable	$41

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

17. Financial instruments and hedging activities

Risk management

Nortel’s net earnings (loss) and cash flows may be negatively impacted by fluctuation in interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, in prior years Nortel had entered into foreign currency forwards, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel did not hold or issue derivative financial instruments for trading purposes. As a result of the Creditor Protection Proceedings the financial institutions that were counterparties in respect of these transactions terminated the related instruments. Consequently, Nortel no longer has any such financial instruments outstanding and is now fully exposed to these interest rate and foreign currency risks and is expected to stay exposed at least until the conclusion of the Creditor Protection Proceedings.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Foreign currency risk

Given Nortel’s exposure to international markets, prior to the commencement of the Creditor Protection Proceedings Nortel entered into option or forward contracts to limit its exposure to exchange fluctuations on future revenue or expenditure streams expected to occur within a twelve-month period or economically hedge the impact of foreign exchange rates on existing monetary assets and liabilities.

The following table provides the total notional amounts of the purchase and sale of currency options and forward contracts as of December 31:

	2009			2008
	Buy	Sell	Net Buy / (Sell)	Buy	Sell	Net Buy / (Sell)
Options(a):
Canadian dollar	—	—	—	$13	$13	$0
Forwards(a):
Canadian dollar	—	—	—	$316	$206	$110
British pound	—	—	—	£195	£24	£171
Euro	—	—	—	40	€50	€(10	)€
Other (U.S. dollar)	—	—	—	$0	$44	$(44)

(a)	All amounts are stated in source currency.

Interest rate risk

Prior to the commencement of the Creditor Protection Proceedings, Nortel entered into interest rate swap contracts to minimize the impact of interest rate fluctuations on the fair value of its long-term debt. These contracts swapped fixed interest rate payments for floating rate payments and certain swaps were designated as fair value hedges. The fair value adjustment related to the effective portion of interest rate swaps and the corresponding fair value adjustment to the hedged debt obligation included within long-term debt were recorded to interest expense within the consolidated statements of operations. These swap contracts had remaining terms to maturity of up to six years.

On July 5, 2006, Nortel entered into interest rate swaps to convert the fixed interest rate exposure under the 2016 Fixed Rate Notes and the 2013 Fixed Rate Notes to a floating rate equal to LIBOR plus 4.9% and LIBOR plus 4.4%, respectively. Nortel assessed hedge effectiveness in accordance with ASC 815 and concluded that this hedging strategy was effective at offsetting changes in the fair value of the 2013 Fixed Rate Notes in 2008. The interest rate swap hedging the 2016 Fixed Rate Notes did not meet the hedge effectiveness criteria and remained a non-designated hedging strategy until termination. In 2008, Nortel unwound the interest rate swap hedging the 2016 Fixed Rate Notes and recorded a gain of $2. The cumulative impact to net earnings (loss) was a $1 loss for the year ended December 31, 2008.

The following table provides a summary of interest rate swap contracts and their aggregated weighted-average rates as at and for the year ended December 31, 2008:

2008
Interest rate swap contracts:
Received-fixed swaps — notional amount	$550
Average fixed rate received	10.4%
Average floating rate paid	9.0%

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Fair value

The estimated fair values of the financial instruments in the table below reflect approximate amounts at which they could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of interest rate swaps and forward contracts reflected the present value of the expected future cash flows if settlement had taken place on December 31, 2008; the fair value of option contracts reflected the cash flows due to or by Nortel if settlement had taken place on December 31, 2008; and the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2009 and 2008. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel could potentially realize in a current market exchange.

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt due within one year(a)	$—	$—	$—	$—
Long-term debt including amounts subject to compromise(a)	$4,169	$2,821	$4,169	$911

Derivative financial instruments net asset (liability) position:
Interest rate swap contracts(b)	$—	$—	$83	$83
Forward and option contracts(c)	$—	$—	$(19)	$(19)

(a)	Excludes capital leases, variable interest entities (VIEs) and hedging obligations
(b)	Recorded in other assets.
(c)	Comprised of other assets of $43 and other liabilities of $62 as of December 31, 2008.

Concentrations of risk

Nortel has from time to time, used derivative instruments to limit exposures related to foreign currency, interest rate and equity price risk. Nortel does not enter into derivatives for trading or speculative purposes. As at December 31, 2008, Nortel had entered into forward contracts to manage certain foreign exchange cash flows, which contracts were not designated as hedges in accordance with ASC 815, and interest rate swaps to manage the debt instruments fair value risk, which were designated and accounted for as fair value hedges under ASC 815. During the quarter ended March 31, 2009 all interest rate swap and foreign exchange contract derivatives were terminated.

Nortel limits its credit risk by dealing with counterparties that are considered to be of reputable credit quality. Nortel’s cash and cash equivalents are maintained with several financial institutions in the form of short- term money market instruments, the balances of which, at times, may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore are expected to bear minimal credit risk. Nortel seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties. However, as a consequence of our Creditor Protection Proceedings, Nortel is more reliant on a limited number of financial institutions for cash management, thereby increasing our counterparty credit risk.

Nortel performs ongoing credit evaluations of its customers and, with the exception of certain financing transactions, does not require collateral from its customers. Nortel’s customers are primarily in the enterprise and telecommunication service provider markets. Nortel’s global market presence has resulted in a large number of

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

diverse customers which reduces concentrations of credit risk. Nortel receives certain of its components from sole suppliers. Additionally, Nortel relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. As part of the transformation of Nortel’s supply chain from a vertically integrated manufacturing model to a virtually integrated model, Nortel has outsourced substantially all of its manufacturing capacity, and divested associated assets, to contract manufacturers, including Flextronics. As a result, a significant portion of Nortel’s supply chain is concentrated with Flextronics. The inability of a contract manufacturer or supplier to fulfill supply requirements of Nortel could materially impact future operating results.

Transfers of receivables

In 2009, 2008 and 2007, Nortel entered into various agreements to transfer certain of its receivables. These receivables were transferred at discounts of nil, $2 and $2 from book value for the years ended December 31, 2009, 2008 and 2007, respectively, at annualized discount rates of approximately 0% to 2%, 1% to 9% and 0% to 8% and for the years ended December 31, 2009, 2008 and 2007, respectively. Certain receivables have been sold with limited recourse for each of the years ended December 31, 2009, 2008 and 2007.

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

As of December 31, 2009 and 2008, total accounts receivable transferred and under Nortel’s management were $12 and $13, respectively.

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

Proceeds from receivables for the years ended December 31 were as follows:

	2009	2008	2007
Proceeds from new transfers of financial assets	$1	$126	$43
Proceeds from collections reinvested in revolving period transfers	$2	$14	$12
Repurchases of receivables	$—	$(14)	$(39)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

18. Guarantees

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

The following table provides a summary of Nortel’s guarantees as of December 31, 2009

	Carrying Amount of Liability	Maximum Potential Liability(m)
Business sale and business combination agreements
Third party claims(a)	$1	$4
Sales volume guarantee(b)	9	10
Intellectual property indemnification obligations(c)	—	—
Lease agreements(d)	—	12
Receivable securitizations(e)	—	—
Other indemnification agreements
EDC Support Facility(f)	18	81
Specified price trade-in rights(g)	—	—
Global Class Action Settlement(h)	—	—
Sale lease-back(i)	—	4
Real estate indemnification(j)	—	—
Bankruptcy(k)	—	1
UK Defined Benefit Plan guarantee(l)	—	—

Total	$28	$112

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(d)

Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(f)	Nortel has also agreed to indemnify EDC under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support under the EDC Support Facility. Approximately $18 has been paid out to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(g)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(h)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of December 31, 2009, Nortel has not made any significant payments to settle such obligations and does not expect to do so in the future.
(i)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(j)	On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain obligations that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(k)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2009, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(l)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Nortel’s obligations under the Pension Guarantee are reflected in the recognition of the investment in net liabilities of Equity Investees. See Note 28.
(m)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of December 31. The December 31, 2008 balance includes balances related to the Equity Investees:

	2009	2008
Balance at the beginning of the year	$186	$214
Adjustments for deconsolidation of Equity Investees	(24)	—
Payments	(130)	(178)
Warranties issued	129	213
Revisions	(82)	(63)
Transferred to liabilities held for sale	(21)	—

Balance at the end of the year	$58	$186

19. Fair Value

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

Nortel has an investment in the Fund, which, prior to the suspension of trading activities of the Fund’s shares, was classified as cash and cash equivalents. The portion of this investment which has not been distributed back to Nortel is currently classified in Level 3 of the fair value hierarchy. See note 7 for more information.

The assets within Nortel’s defined benefit pension plan are valued using fair value instruments. Nortel primarily utilizes observable (Level 1 and Level 2) inputs in determining the fair value of the assets. See note 14 for additional information.

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

All outstanding interest rate swap and foreign exchange contract derivatives at December 31, 2008 were terminated in the quarter ended March 31, 2009 and Nortel has no outstanding material derivatives at December 31, 2009. As a result of these terminations, Nortel recognized loss of $5 on interest rate swaps and a loss of $5 on foreign exchange contracts in the year ended December 31, 2009.

Long-term debt

Nortel’s publicly traded debt instruments are valued using quoted market prices and are classified as Level 1 in the fair value hierarchy. The carrying amount of Nortel’s publicly traded debt as at December 31, 2009 was $4,169.

Market valuation adjustments

The fair value of derivative instruments and other financial liabilities must include the effects of Nortel’s and the counterparty’s non-performance risk, including credit risk. Nortel has incorporated its own and its counterparty’s credit risk into the determination of fair value of its derivatives, where applicable. See note 17 for more information.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
Assets
Derivatives	$—	$—	$—	$—
Reserve Primary Fund	24	—	24	—
Employee benefit trust	73	73	—	—

Total assets	$97	$73	$24	$—

Liabilities
Long-term debt	$2,821	$2,821	$—	$—

Total liabilities	$2,821	$2,821	$—	$—

The following table presents the changes in the Level 3 fair value category for the year ended December 31, 2009:

	January 1, 2009	Net Realized/Unrealized Gains (Losses) included in		Purchases, Sales, Issuances and (Settlements)	Transfers in and/or (out) of Level 3	December 31, 2009
		Earnings	Other
Assets
Derivatives	$20	$(19)	$—	$—	$(1)	$—
Auction rate securities	$19	$(19)	$—	$—	$—	$—

20. Commitments

Bid, performance-related and other bonds

Nortel has entered into bid, performance-related and other bonds associated with various contracts. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Other bonds primarily relate to warranty, rental, real estate and customs contracts. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. The various contracts to which these bonds apply generally have terms ranging from one to five years. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not made material payments under these types of bonds, and as a result of the Creditor Protection Proceedings, does not anticipate that it will be required to make such payments during the pendency of the Creditor Protection Proceedings.

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of December 31:

	2009	2008
Bid and performance-related bonds(a)	$83	$167
Other bonds(b)	21	57

Total bid, performance-related and other bonds	$104	$224

(a)	Net of restricted cash and cash equivalent amounts of $26 and $4 as of December 31, 2009 and 2008, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $45 and $7 as of December 31, 2009 and 2008, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $11 as of December 31, 2009. These commitments expire at various dates through to 2017.

Purchase commitments

Nortel has entered into purchase commitments with certain suppliers under which it commits to buy a minimum amount or percentage of designated products or services in exchange for price guarantees or similar concessions. In certain of these agreements, Nortel may be required to acquire and pay for such products or services up to the prescribed minimum or forecasted purchases. As of December 31, 2009, Nortel had aggregate purchase commitments of $9 compared with $29 as of December 31, 2008. In accordance with Nortel’s agreements with certain of its inventory suppliers, Nortel records a liability for firm, non-cancelable, and unconditional purchase commitments for quantities purchased in excess of future demand forecasts.

The following table sets forth the expected purchase commitments to be made over the next several years:

	2010	2011	2012	Thereafter	Total Obligations
Purchase commitments	$7	$2	$—	$—	$9

Amounts paid by Nortel under the above purchase commitments during the years ended December 31, 2009, 2008 and 2007 were $14, $29 and $31, respectively. See note 2 for further information regarding update to purchase commitments with Flextronics.

Operating leases and other commitments

As of December 31, 2009, the future minimum payments under operating leases, sale lease-backs with continuing involvement, outsourcing contracts, special charges related to lease commitments accrued for as part of restructuring contract settlement, and lease costs and related sublease recoveries under contractual agreements consisted of:

	Operating Leases	Sale Lease-Backs	Outsourcing Contracts	Special Charges	Sublease Income
2010	$32	$2	$2	$3	$(12)
2011	25	1	1	3	(11)
2012	19	—	1	3	(4)
2013	17	—	1	3	(1)
2014	11	—	1	1	(1)
Thereafter	6	—	—	—	(1)

Total future minimum payments	$110	$3	$6	$13	$(30)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Rental expense on operating leases for the years ended December 31, 2009, 2008 and 2007, net of applicable sublease income, amounted to $61, $118 and $129, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2009, 2008 and 2007 amounted to $18, $34 and $47, respectively, and were for services provided to Nortel primarily related to a portion of its information services function. The amount payable under Nortel’s outsourcing contracts is variable to the extent that Nortel’s workforce fluctuates from the baseline levels contained in the contracts. The table above shows the minimum commitment contained in the outsourcing contracts.

Nortel and Microsoft Corporation Alliance

In the third quarter of 2006, Nortel and Microsoft Corporation (“Microsoft”) entered into a four-year agreement, with provisions for extension, to form a strategic alliance to jointly develop, market and sell communications solutions. Under the agreement, Nortel and Microsoft agreed to collaborate on product development spanning enterprise, mobile and wireline carrier solutions. On December 18, 2009 and concurrent with Nortel’s divestiture of substantially all of the assets of its ES business globally, including the shares of NGS and DiamondWare, Ltd., to Avaya Inc., Nortel and Microsoft terminated this agreement. The most significant surviving obligation of Nortel in connection with the termination of this agreement is to provide licenses to any covered technologies that are patented by Nortel before January 1, 2011. A patent cross license agreement remains in effect until the expiration of the last of the licensed patents to expire.

Microsoft provided Nortel $52 in marketing and telephony systems integration funds to be offset against marketing costs incurred by Nortel. In addition, Nortel could borrow up to $40 in research and development funds over the initial four year term of the agreement, but no borrowings occurred prior to termination of the agreement.

Microsoft and Nortel each retain all revenues from sales or licenses of each party’s respective software, sales or leasing of each party’s respective hardware and delivery of services to customers and partners in accordance with separate agreements with each parties’ respective channel partners and/or customers.

21. Financing arrangements and variable interest entities

Customer financing

Historically, Nortel has facilitated customer financing agreements through customer loans and Nortel’s commitment to extend future financing is generally subject to conditions related to funding, fixed expiration or termination dates, specific interest rates and qualified purposes. Nortel only provides direct customer financing where a compelling strategic customer or technology purpose supports such financing.

Total customer financing as of December 31, 2009 and 2008 was nil and $5, respectively, which included undrawn commitments of nil. During the years ended December 31, 2009 and 2008, Nortel reduced undrawn customer financing commitments by nil, as a result of the expiration or cancellation of commitments and changing customer business plans.

During the years ended December 31, 2009, 2008 and 2007, Nortel recorded net customer financing bad debt expense (recovery) of nil, ($3) and $4, respectively, as a result of settlements and adjustments to other existing provisions. The recoveries and expense were included in the consolidated statements of operations within SG&A expense.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2009, 2008 and 2007, Nortel did not enter into any new significant agreements to restructure and/or settle customer financing and related receivables.

Consolidation of variable interest entities

Certain lease financing transactions of Nortel were structured through single transaction VIEs that did not have sufficient equity at risk, as defined in ASC 810. Effective July 1, 2003, Nortel prospectively began consolidating two VIEs for which Nortel was considered the primary beneficiary following the guidance of ASC 810, on the basis that Nortel retained certain risks associated with guaranteeing recovery of the unamortized principal balance of the VIEs debt, which represented the majority of the risks associated with the respective VIEs’ activities. During 2004, the debt related to one of the VIEs was extinguished and as a result consolidation of this VIE was no longer required. As of December 31, 2009, the remaining VIE is included in the Equity Investees. These amounts represented both the collateral and maximum exposure to loss as a result of Nortel’s involvement with the VIE.

Nortel consolidates certain assets and liabilities held in certain employee benefit and life insurance trusts in Canada and the U.K. held for VIEs, but for which Nortel is considered the primary beneficiary under ASC 810.

Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under ASC 810, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2009 and 2008, none of these other interests or arrangements were considered significant variable interests and, therefore, are not disclosed in Nortel’s financial statements.

Transfer of Receivables

Nortel transfers receivables to third party financial institutions either directly or through a special purpose entity to meet the needs for working capital. In 2009, a gross amount of $3 of receivables were transferred at a total cost incurred of nil. $3 of the receivables transferred were accounted for as sales, and nil transferred were accounted for as secured borrowings with corresponding notes payable recorded.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

22. Capital stock

Common shares

Nortel is authorized to issue an unlimited number of NNC common shares without nominal or par value. The outstanding number of NNC common shares and prepaid forward purchase contracts included in shareholders’ equity consisted of the following as of December 31:

	2009		2008		2007
	Number	$	Number	$	Number	$
(Number of common shares in thousands)

Common shares:
Balance at the beginning of the year	497,893	$35,593	437,423	$34,028	433,935	$33,938
Shares issued pursuant to:
Share-compensation plans	—	—	999	26	833	24
Common share cancellations(a)	(89)	—	—	—	(3)	—
Global Class Action Settlement(b)	402	10	59,425	1,539	2,647	69
Other	—	1	46	—	11	(3)

Balance at the end of the year	498,206	$35,604	497,893	$35,593	437,423	$34,028

(a)	Relates to NNC common shares surrendered by members and former members of Nortel’s core executive team for cancellation in connection with the voluntary undertaking by each such individual to pay over a three year period an amount equal to the return to profitability bonus paid in 2003.
(b)	Relates to NNC common shares issued and issuable in connection with the equity component of the Global Class Action Settlement.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

23. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	2009(a)	2008(a)(b)	2007(a)(b)
	(Number of common shares in millions)
Net earnings (loss) from continuing operations	$287	$(4,624)	$(796)
Net earnings (loss) from discontinued operations	201	(1,175)	(161)

Net earnings (loss)	$488	$(5,799)	$(957)
Basic weighted-average shares outstanding:
Issued and outstanding	499	498	484
Basic weighted-average shares outstanding	499	498	484
Weighted-average shares dilution adjustments:
Stock options and other share-based awards	1	—	—
1.75% Convertible Senior Notes (note 16)	18	—	—
2.125% Convertible Senior Notes (note 16)	18	—	—

Diluted weighted-average shares outstanding	536	498	484

Weighted-average shares dilution adjustments — exclusions:
Stock options and other share-based awards	5	37	33
4.25% Convertible Senior Notes (note 16)	—	—	7
1.75% Convertible Senior Notes (note 16)	—	18	18
2.125% Convertible Senior Notes (note 16)	—	18	18
Basic earnings (loss) per common share:
from continuing operations	$0.58	$(9.28)	$(1.65)

from discontinued operations	$0.40	$(2.36)	$(0.33)

Diluted earnings (loss) per common share:
from continuing operations	$0.58	$(9.28)	$(1.65)

from discontinued operations	$0.38	$(2.36)	$(0.33)

(a)	Shares issued or issuable as a result of the Global Class Action Settlement for the years ended December 31, 2009, 2008 and 2007 were 62,866,775, 62,866,775 and 49,432,231 respectively, have been included in the calculation of basic and diluted weighted-average number of NNC common shares outstanding with effect from March, 2007.
(b)	As a result of the net loss for the years ended December 31, 2008 and 2007, all potential dilutive securities in these periods are considered anti-dilutive.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

24. Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	2009	2008	2007
Accumulated foreign currency translation adjustment
Balance at the beginning of the year	537	783	482
Impact of Equity Investees	27	—	—
Change in foreign currency translation adjustment(a)	(170)	(246)	301

Balance at the end of the year	394	537	783

Unrealized gain (loss) on investments — net
Balance at the beginning of the year	16	26	39
Impact of Equity Investees	—	—	—
Change in unrealized gain (loss) on investments	5	(10)	(13)

Balance at the end of the year(b)	21	16	26

Unrealized derivative gain (loss) on cash flow hedges — net
Balance at the beginning of the year	—	—	(10)
Impact of Equity Investees	—	—	—
Change in unrealized derivative gain (loss) on cash flow hedges(c)	—	—	10

Balance at the end of the year	—	—	—

Unamortized Pension and Post-Retirement Plan actuarial losses and prior service cost — net
Balance at the beginning of the year	(1,282)	(572)	(1,132)
Impact of Equity Investees	(24)	—	—
Adoption of FAS 158 — net(d)	—	5	—
Change in unamortized pension actuarial losses and prior service cost(e)	(233)	(715)	560

Balance at the end of the year	(1,539)	(1,282)	(572)

Accumulated other comprehensive income (loss)	$(1,124)	$(729)	$237

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil, for each of the years ended December 31, 2009, 2008 and 2007. During the years ended December 31, 2009, 2008 and 2007, realized (gains) losses on investments of $(3), $8 and nil, respectively, were reclassified to other income (expense) — net in the condensed consolidated statements of operations.
(c)	During the years ended December 31, 2009, 2008 and 2007, net derivative gains of nil, nil and $10 were reclassified to other income (expense) — net. Unrealized derivative gain (loss) on cash flow hedges is net of tax of nil, nil and nil for the years ended December 31, 2009, 2008 and 2007, respectively.
(d)	Represents non-cash charges to shareholders’ equity (deficit) related to the adoption of SFAS 158 (see note 14). The charge is presented net of tax of nil, $5 and nil for the years ended December 31, 2009, 2008 and 2007, respectively.
(e)	Represents non-cash charges to shareholders’ equity (deficit) related to the change in unamortized pension and post-retirement actuarial losses and prior service cost (see note 14). The charge is presented net of tax of $5, $3 and $91 for the years ended December 31, 2009, 2008 and 2007, respectively. The charge relating to Equity Investees is $2 for the year ended December 31, 2009.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

25. Share-based compensation plans

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (2005 SIP, 1986 Plan and 2000 Plan) and certain equity-based compensation plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, which include stock options, SARs, RSUs and PSUs granted to employees of the Equity Investees. Nortel sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to itself as well as the plan participants. As at December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. As a result of the cancellation and expiration of the plans, $77 of the remaining unrecognized compensation cost for unvested awards has been recognized as compensation cost in 2009, in addition to expense of $9 attributable to share-based compensation cost incurred in the normal course.

Options

Prior to 2006, Nortel granted options to employees to purchase NNC common shares under two existing stock option plans, the 2000 Plan and the 1986 Plan. Under these two plans, options to purchase NNC common shares could be granted to employees and, under the 2000 Plan, options could also be granted to directors of Nortel. The options under both plans entitled the holders to purchase one NNC common share at a subscription price of not less than 100% (as defined under the applicable plan) of the market value on the effective date of the grant. Subscription prices are stated and payable in U.S. Dollars for U.S. options and in Canadian Dollars for Canadian options. Options granted prior to 2003 generally vested 33- 1/3% each year over a three-year period on the anniversary date of the grant. Commencing in 2003, options granted generally vested 25% each year over a four-year period on the anniversary of the date of grant. The term of an option could not exceed ten years.

In 2005, Nortel’s shareholders approved the 2005 SIP, a share-based compensation plan, which permitted grants of stock options, including incentive stock options, SARs, RSUs and PSUs to employees of Nortel and its subsidiaries. Nortel generally met its obligations under the 2005 SIP by issuing its NNC common shares. On November 6, 2006, the 2005 SIP was amended and restated effective as of December 1, 2006, to adjust the number of NNC common shares available for grant thereunder to reflect the 1 for 10 consolidation of issued and outstanding NNC common shares. The subscription price for each share subject to an option could not be less than 100% of the market value (as defined under the 2005 SIP) of NNC common shares on the date of the grant. Subscription prices have been stated and payable in U.S. Dollars for U.S. options and in Canadian Dollars for Canadian options. Options granted under the 2005 SIP generally vested 25% each year over a four-year period on the anniversary of the date of grant. Options granted under the 2005 SIP may not have become exercisable within the first year (except in the event of death), and in no case could the term of an option exceed ten years. All stock options granted have been classified as equity instruments based on the settlement provisions of the share-based compensation plans.

At the annual meeting of Nortel’s shareholders held on May 7, 2008 (“Meeting”), the following amendments to the 2005 SIP were approved by Nortel’s shareholders in accordance with the rules of the Toronto Stock Exchange (“TSX”) and New York Stock Exchange (“NYSE”) and the terms of the 2005 SIP: (i) an increase in the number of NNC Common Shares issuable under the 2005 SIP; (ii) the addition of certain additional types of amendments to the 2005 SIP or awards under it requiring shareholder approval; and (iii) amendments to reflect current market practices with respect to blackout periods.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

During the year ended December 31, 2009 there were no stock options granted or exercised under the 2005 SIP and no NNC common shares issued pursuant to the exercise of stock options granted under the 1986 Plan, the 2000 Plan or the 2005 SIP.

Nortel also assumed stock option plans in connection with the acquisition of various companies. NNC common shares were issuable upon the exercise of options under the assumed stock option plans. The assumed plans were not considered significant to Nortel’s overall use of share-based compensation and as at December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired.

The following is a summary of the total number of outstanding options under the 2005 SIP, the 2000 Plan, the 1986 Plan and assumed stock options plans and the maximum number of stock options available for grant under the 2005 SIP:

	Outstanding Options(d)	Weighted- Average Exercise Price	Weighted- Remaining Contractual Life	Aggregate Intrinsic Value	Available for Grant(a)
	(Thousands)		(In Years)	(Thousands)	(Thousands)
Balance at December 31, 2006	29,782	$81.72	5.7	$36,952	15,703
Granted options under all stock option plans	4,537	$25.24		$—	(7,180)
Options exercised	(413)	$23.44		$1,798	—
Options forfeited	(1,187)	$37.10			1,570
Options expired	(3,509)	$121.08			3,421

Balance at December 31, 2007	29,210	$75.30	5.6	$69	13,514
New available common shares					14,000 (b)
Granted options under all stock option plans	4,525	$8.08			(10,221)
Options exercised	—	$—			—
Options forfeited	(781)	$23.52			1,188
Options expired	(3,528)	$127.20			3,503
Options cancelled	(8)	$8.00			42

Balance at December 31, 2008	29,418	$56.00	5.8	$—	22,026 (c)
New available common shares					—
Granted options under all stock option plans	—	$—			—
Options exercised	—	$—			—
Options forfeited	(607)	$13.69			2,614
Options expired	(487)	$127.73			473
Options cancelled	(28,324)	$54.93			(25,113)

Balance at December 31, 2009	—	—	—	—	—

(a)	Amount is inclusive of RSUs and PSUs granted, cancelled, forfeited or expired, as applicable. RSUs and PSUs reduce the number of NNC common shares that were available for grant under the 2005 SIP.
(b)	Includes 14,116 NNC common shares previously available for issuance under the 2005 SIP in connection with awards of RSUs and/or PSUs.
(c)	Represents the additional 14,000 NNC common shares that were approved for issuance under the 2005 SIP by shareholders on May 7, 2008.
(d)	Amounts include portion related to the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

SARs

During the year ended December 31, 2009 and prior to the cancellation of the 2005 SIP no stand-alone SARs or tandem SARs were granted and no NNC common shares were issued pursuant to the vesting of SARs granted under the 2005 SIP. As of December 31, 2009, no stand-alone SARs or tandem SARs were outstanding under the 2005 SIP. During the year ended December 31, 2008, Nortel granted 31,199 stand-alone SARs under the 2005 SIP. As of December 31, 2008, 101,956 stand-alone SARs were outstanding under the 2005 SIP. The SARs awarded under the 2005 SIP program were to be settled in cash at the time of exercise. All SARs granted have been classified as liability awards based on their cash settlement provisions.

RSUs

During the year ended December 31, 2009, no share based RSUs were granted under the 2005 SIP. Nortel accounts for cash settled grants as liability awards. All other granted RSUs are settled in NNC common shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the 2005 SIP. During the year ended December 31, 2009, there were no NNC common shares issued pursuant to the vesting of RSUs granted under the 2005 SIP.

The following is a summary of the total number of outstanding RSU awards granted:

	Outstanding RSU Awards(c)(d) (Thousands)	Weighted- Average Grant Date Fair Value(a)	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2006	1,240	$24.74	9.2
Granted RSU awards	2,121	$25.02
Awards settled(b)	(421)	$25.22
Awards forfeited	(234)	$24.43
Awards expired	—	$—

Balance at December 31, 2007	2,706	$24.86	2.2
Granted RSU awards	3,658	$7.93
Awards settled(b)	(1,004)	$25.11
Awards forfeited	(326)	$17.11
Awards cancelled	(34)	$8.04

Balance as at December 31, 2008	5,000	$13.05	2.1
Granted RSU awards	—	$—
Awards settled(b)	—	$—
Awards forfeited	(264)	$14.62
Awards cancelled	(4,736)	$12.96

Balance as at December 31, 2009	—	$—	—

(a)	RSU awards did not have an exercise price; therefore grant date weighted-average fair value has been calculated. The grant date fair value for the RSU awards is the share price on the date of grant.
(b)	The total settlement date fair value of RSUs under the 2005 SIP settled during the years ended December 31, 2009, 2008 and 2007 were nil, $6 and $9, respectively.
(c)	Does not include cash-settled RSU awards granted by Nortel.
(d)	Amounts include portion related to the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

PSUs

Relative Shareholder Return Metric Awards (“PSU-rTSRs”)

Prior to January 1, 2008 all awards of PSU-rTSRs under the 2005 SIP had vesting conditions based on a relative total shareholder return metric and had a 36-month performance period. The extent to which PSU-rTSRs vested and settled at the end of a three year performance period depended upon the level of achievement of certain market performance criteria based on the total shareholder return on the NNC Common Shares compared to the total shareholder return on the common shares of a comparative group of companies included in the Dow Jones Technology Titans Index. Awards of PSU-rTSRs granted after January 1, 2008 had an additional 30-day employment service period in addition to the prior vesting conditions based on the relative total shareholder return metric and a 36-month performance period. The number of NNC Common Shares issued for vested PSU-rTSRs could have ranged from 0% to 200% of the number of PSU-rTSR awards granted.

During the year ended December 31, 2009, no share based PSU-rTSRs (previously defined as “PSUs” in the 2007 Annual Report) were granted under the 2005 SIP. Nortel accounts for cash settled grants as liability awards. All other granted PSU-rTSRs were to be settled in NNC common shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the 2005 SIP. During the year ended December 31, 2009, there were no PSU-rTSRs that vested under the 2005 SIP.

The following is a summary of the total number of outstanding PSU-rTSR awards granted:

	Outstanding PSU-rTSR Awards (Thousands)(c)(d)	Weighted- Average Grant Date Fair Value(a)	Weighted Average Remaining Contractual Life (In Years)
Balance at December 31, 2006	447	$22.44	9.5
Granted PSU awards	523	$21.45
Awards settled(b)	—	$—
Awards forfeited	(150)	$22.19
Awards expired	—	$—

Balance at December 31, 2007	820	$21.96	1.5
Granted PSU awards	779	$6.84
Awards settled(b)	—	$—
Awards forfeited	(45)	$18.63
Awards expired	—	$—

Balance at December 31, 2008	1,554	$14.47	1.3
Granted PSU awards	—	$—
Awards settled(b)	—	$—
Awards forfeited	(1,554)	$14.47
Awards expired	—	$—

Balance at December 31, 2009	—	$—	—

(a)	PSU-rTSR awards do not have an exercise price, therefore grant date weighted-average fair value has been calculated. The grant date fair value for the PSU-rTSR awards was determined using a Monte Carlo simulation model. The number of PSU-rTSR awards expected to vest is based on the grant date Monte Carlo simulation model until actual vesting results are known.
(b)	No PSU-rTSRs under the 2005 SIP settled during the years ended December 31, 2009, 2008 and 2007.
(c)	Does not include cash-settled PSU-rTSRs awards granted by Nortel.
(d)	Amounts include portion related to the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Management Operating Margin Metric Awards (“PSU-Management OMs”)

In March, 2008, Nortel issued PSU-Management OMs, which vested based on the satisfaction of a one-year performance condition an additional 24-month continued service condition and Nortel’s Management Operating Margin (“Management OM”) exceeding the minimum threshold level of 4.80% or $550 in accordance with Nortel’s payout curve for a one year performance period. The number of NNC Common Shares to be issued for vested PSU-Management OMs is determined based on Nortel’s Management OM and could have ranged from 0% to 200% of the number of PSU-Management OM awards granted.

During the year ended December 31, 2009, no share based PSU-Management OMs were granted under the 2005 SIP. Nortel accounts for cash settled grants as liability awards. All other PSU-Management OMs granted were settled in NNC common shares based on the terms and conditions of the respective grants and as such have been classified as equity instruments based on the settlement provisions of the 2005 SIP. During the year ended December 31, 2009, there were no PSU-Management OMs that vested under the 2005 SIP.

The following is a summary of the total number of outstanding PSU-Management OMs granted:

	PSU-Management OMs
	PSU-Management OM Awards Granted (Thousands)(a)(c)	Weighted- Average Grant Date Fair Value	Weighted- Average Contractual Life (In Years)
Balance as of December 31, 2007	—	$—
Granted PSU-Management OMs Awards	1,259	7.92
Awards settled	—	—
Awards forfeited	(36)	8.05
Awards expired	—	—

Balance as of December 31, 2008(b)	1,223	$7.91	2.0

Granted PSU-Management OMs Awards	—	—
Awards settled	—	—
Awards forfeited	(189)	8.05
Awards cancelled	(1,034)	7.89

Balance as of December 31, 2009	—	$—	—

(a)	Does not include cash-settled PSU-Management OMs granted by Nortel.
(b)	Estimated number of NNC common shares that were to be issued based on PSU-Management OMs that were expected to vest, excluding expected service condition forfeitures and based on the full-year Management OM forecast as of December 31, 2008 and Nortel’s payout curve in accordance with the terms and conditions of the grant, was 44.
(c)	Amounts include portion related to the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Nonvested shares

Prior to the cancellation and expiration of Nortel’s equity-based compensation plans Nortel’s nonvested share awards consisted of (i) options granted under all of Nortel’s stock option plans and (ii) RSU and PSU awards granted under the 2005 SIP. The fair value of each nonvested share award was calculated using the share price on the date of grant. A summary of the nonvested share awards as of December 31, 2009, and changes throughout the year ended December 31, 2009, is presented below:

	Options		RSU Awards		PSU-rTSR Awards		PSU-Management OM Awards
	Shares(c) (thousands)	Weighted- Average Exercise Price	Shares(c) (thousands)	Weighted- Average Grant Date Fair Value(a)	Shares(c) (thousands)	Weighted- Average Grant Date Fair Value(b)	Shares(c) (thousands)	Weighted- Average Grant Date Fair Value(a)
Nonvested shares at December 31, 2008	10,097	$17.18	5,000	$13.04	1,554	$14.47	1,223	$7.91
Granted	—	$—	—	$—	—	$—	—	$—
Vested	—	$—	—	$—	—	$—	—	$—
Forfeited	—	$—	(264)	$14.62	(1,554)	$14.47	(189)	$8.05
Cancelled	(10,097)	$17.18	(4,736)	$12.96	—	$—	(1,034)	$7.89

Nonvested shares at December 31, 2009	—	$—	—	$—	—	$—	—	$—

(a)	RSU and PSU-Management OM awards did not have an exercise price, therefore grant date weighted-average fair value has been calculated. The grant date fair value for the RSU awards is the share price on the date of grant.
(b)	PSU-rTSR awards did not have an exercise price, therefore grant date weighted-average fair value has been calculated. The grant date fair value for the PSU-rTSR awards was determined using a Monte Carlo simulation model.
(c)	Amounts include portion related to the Equity Investees.

Deferred share units (“DSUs”)

Under the DSC Plans, non-employee directors could elect to receive all or a portion of their compensation for services rendered as a director of NNC or NNL, any committees thereof, and as board or committee chairperson, in share units, in cash or a combination of share units and cash. DSUs are credited on a quarterly basis, and the number of share units received is equal to the amount of fees expressed in U.S. Dollars, converted to Canadian Dollars, divided by the market value expressed in Canadian Dollars of NNC common shares on the last trading day of the quarter. Generally, the share units were settled on the fourth trading day following the release of Nortel’s financial results after the director ceased to be a member of NNC or NNL boards of directors, and each share unit entitled the holder to receive one NNC common share. The value of the DSU and the related compensation expense is determined and recorded based on the current market price of the underlying NNC common shares on the date of the grant. Common shares were purchased on the open market to settle outstanding share units. As of December 31, 2009 and 2008, as well as for the years ended December 31, 2009, 2008 and 2007, the number of share units outstanding and the DSU expense were not material to Nortel’s results of operations and financial condition. As part of the relief sought in the CCAA Proceedings, Nortel requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding the terms of, or elections under the DSC Plans, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that the directors are entitled to receive remuneration in cash on a then-current basis at then-current compensation levels less an overall

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

$0.025 reduction. Without this court order, to the extent that directors had elected to receive their compensation in the form of share units, the directors would have received no compensation for their services on a go-forward basis. Since the Petition Date, share units credited under the DSC Plans have not been settled even though several directors have retired from the Nortel Boards.

Limited share purchase plan (“LSPP”)

In November 2007, Nortel adopted a limited share purchase plan as a vehicle to enable certain executive officers of Nortel and NNL to purchase NNC common shares to satisfy share ownership guidelines while continuing to comply with an exemption from the SEC short swing profit rules. All shares issued under the LSPP were to be sold for fair market value determined by reference to the volume weighted average trading price of NNC common shares on each of the TSX and the NYSE, whichever was higher. The maximum number of shares that may have been purchased under the LSPP was 450,000 NNC common shares.

Employee stock purchase plans

The ESPPs were terminated effective December 12, 2008. There have been no further purchases of NNC common shares under the ESPPs. Any payment deductions made for the purchase period that began on October 1, 2008 (originally scheduled to end December 31, 2008) were returned to employees, and no additional employee payroll deductions were accepted effective December 12, 2008.

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

The following amendments to the ESPPs were approved by Nortel’s shareholders at the Meeting: (i) an increase in the number of NNC Common Shares available for purchase under the ESPPs; (ii) amendments to the ESPPs to permit participation by certain employees of Nortel, its participating subsidiaries and designated affiliate companies who previously were excluded from participating; and (iii) approval of the amended U.S. plan in order to qualify for special tax treatment under Section 423 of the United States Internal Revenue Code.

The purchases under the ESPPs for the years ended December 31 are shown below:

(number of shares in thousands)	2009	2008	2007
Nortel common shares purchased(a)(b)	—	4,331	1,286
Weighted-average price of shares purchased	$—	$4.50	$20.26

(a)	Compensation expense was recognized for Nortel’s portion of the contributions. Nortel contributed an amount equal to the difference between the market price and the employee purchase price.
(b)	Amounts include portion related to the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Share-based compensation

Share-based compensation expense recorded during the years ended December 31 was as follows:

	2009	2008	2007
Share-based compensation expense:
DSUs(a)	$—	$2	$—
Options	44	46	76
RSUs(a)	34	31	23
PSU — rTSRs	7	5	6
PSU — Management OMs	1	—	—

Total share-based compensation expense reported — net of tax(b)	$86	$84	$105

(a)	Compensation related to employer portion of RSUs and DSUs was net of tax of nil in each period.
(b)	Includes $30, $34 and $32 recorded in discontinued operations in 2009, 2008 and 2007, respectively.

Prior to the cancellation and expiration of its equity-based compensation plans, Nortel estimated the fair value of stock options and SARs using the Black-Scholes-Merton option-pricing model. The key input assumptions used to estimate the fair value of stock options and SARs include the grant price of the award, the expected term of the award, the volatility of NNC common shares, the risk-free interest rate and Nortel’s dividend yield. Nortel believes that the Black-Scholes-Merton option-pricing model adequately captured the substantive features of the option and SAR awards and was appropriate to calculate the fair values of Nortel’s options and SARs.

The following ranges of assumptions were used in computing the fair value of stock options and SARs granted for purposes of expense recognition, for the following years ended December 31:

	2008	2007
Black-Scholes Merton assumptions
Expected dividend yield	0.00%	0.00%
Expected volatility(a)	44.21% –74.28%	41.39% – 53.56%
Risk-free interest rate(b)	1.55% – 3.33%	3.07% – 4.92%
Expected term of options in years(c)	2.64 – 4.50	3.39 – 4.00
Range of fair value per stock option granted	$0.38 – $3.78	$7.89 – $11.86
Range of fair value per SAR granted	$0.002 – $3.13	$2.41 – $10.92

(a)	The expected volatility of NNC common shares was estimated using the daily historical share prices over a period equal to the expected term.
(b)	Nortel used the five-year U.S. government Treasury Note rate to approximate the four-year risk free rate.
(c)	The expected term of the stock options was estimated based on historical grants with similar vesting periods.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The fair value of all RSUs and PSU-Management OMs granted after January 1, 2008 was calculated using the closing share price from NYSE on the date of grant. For RSU awards granted before January 1, 2008, the fair value was calculated using an average of the high and low share prices from the highest trading value of either the NYSE or TSX on the date of the grant. There were no PSU-Management OMs granted before January 1, 2008. Nortel estimated the fair value of PSU-rTSR awards using a Monte Carlo simulation model. Certain assumptions used in the model include (but are not limited to) the following:

	2008	2007
Monte Carlo assumptions
Beta (range)	N/A	1.20 – 1.88
Risk-free interest rate (range)(a)	1.64% – 2.50%	3.37% –4.66%
Historical volatility(b)	43.96% – 46.88%	N/A

(a)	The risk-free interest rate used was the three-year U.S. government treasury bill rate.
(b)	In the prior year Beta was used as one of the Monte Carlo assumptions. In 2008, Nortel switched to 3 year historical volatility which matches the expected term of PSUs-rTSRs.

Cash received from exercises under all share-based payment arrangements was nil, insignificant and $10 for the years ended December 31, 2009, 2008 and 2007, respectively. Tax benefits realized by Nortel related to these exercises were nil for each of the years ended December 31, 2009, 2008 and 2007.

26. Liabilities subject to compromise

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

As discussed in note 1, in accordance with ASC 323 and commencing on the Petition Date, Nortel will no longer combine the results of the Equity Investees with its consolidated results. Nortel has accounted for its Equity Investees under the equity method of accounting. Therefore, the liabilities of the Equity Investees that are subject to compromise are not included in the consolidated results.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Liabilities subject to compromise as of December 31, 2009 consist of the following:

2009
Trade and other accounts payable	$207
Restructuring liabilities	163
Long-term debt	4,306
Pension obligations	1,335
Postretirement and post employment benefit obligations	794
Other accrued liabilities	489
Other	64

Total liabilities subject to compromise	$7,358

As at December 31, 2009, the Canadian Debtors and U.S. Debtors have received approximately 6,983 timely-filed claims asserting approximately $39,135 in aggregate outstanding liquidated claims. Some of these timely-filed claims are unliquidated, including NNUK’s unliquidated claims with respect to the Pension Guarantee (see note 2), and are not reflected in the aggregate claim amount above. This amount excludes the value of claims that have been withdrawn, expunged, or disallowed by the courts as of December 31, 2009. The Canadian Debtors and U.S. Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors and U.S. Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. Nortel determination of its liabilities subject to compromise considers these factors and these liabilities are subject to change as a result of the ongoing investigation of filed proofs of claim by the Canadian Debtors and U.S. Debtors.

Although the U.S. Debtors and Canadian Debtors have and may continue to object to various court filings made throughout the Creditor Protection Proceedings, as at December 31, 2009, 316 claims, including the IRS Claim, had been objected to by the U.S. Debtors; however, as discussed in note 2, the IRS Claim was withdrawn subsequent to year end. Subsequent to December 31, 2009, Nortel withdrew its objection to one claim and the courts entered orders disallowing 314 claims, which orders will reduce the amount of asserted claims noted above by approximately $50. As discussed in note 2 in connection with the FCFSA, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063, which claim will not be subject to any offset. Although the Canadian Court and U.S. Court have established bar dates, subject to exceptions, by which certain claims against the relevant Canadian Debtors and U.S. Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims are and may be permitted. In addition, the Canadian Debtors and U.S. Debtors anticipate that additional claims will be the subject of future objections as such claims are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. See note 2 for additional information on the claims processes.

Since the Petition Date, Nortel has and may continue to enter into court-approved and other agreements relating to settlement of certain pre-Petition Date claim amounts. As at December 31, 2009, the Canadian Debtors and U.S. Debtors have agreed to net payments and forgiveness of accounts receivables in certain circumstances of approximately $128 in the aggregate relating to certain asserted pre-Petition Date claims and related liabilities, subject to adjustment in certain circumstances and excluding liabilities Nortel is required to satisfy pursuant to local legislation and amounts Nortel has agreed to pay pursuant to the IFSA and the FCFSA, as described in note 2. These agreements may also include the release of other disputed and unliquidated amounts as well as certain post-Petition Date claim amounts.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events.

Classification for purposes of these financial statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission of fact or legal conclusion by Nortel as to the manner of classification, treatment, allowance, or payment in the Creditor Protection Proceedings, including in connection with any plan that may be approved by any relevant court and that may become effective pursuant a court’s order.

27. Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2009	2008	2007
Revenues:
LGE(a)	$11	$23	$22
Vertical Communications, Inc. (“Vertical”)(b)	12	13	14
Other	30	14	11

Total	$53	$50	$47

Purchases:
LGE(a)	110	169	287
Sasken Communications Technology Ltd. (“Sasken”)(c)	—	11	28
GNTEL Co., Ltd (“GNTEL”)(d)	44	79	95
Other	13	19	15

Total	$167	$278	$425

(a)	LGE holds a noncontrolling interest in LGN. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of December 31, 2009, accounts payable to LGE was net $38, compared to $45 as at December 31, 2008.
(b)	LGN currently owns a noncontrolling interest in Vertical. Vertical supports LGN’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel’s purchases from Sasken were related primarily to software and other software development-related purchases. The relationship was terminated during 2008.
(d)	Nortel holds a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of December 31, 2009, accounts payable to GNTEL was nil on a net basis, compared to net $14 as at December 31, 2008.

Nortel made capital repayments of $71 to LGE during the year ended December 31, 2009.

As of December 31, 2009 and 2008, accounts receivable from related parties were $8 and $10, respectively. As of December 31, 2009 and 2008, accounts payable to related parties were $40 and $62, respectively.

Transactions with the Equity Investees are also considered related party transactions. See note 28 for information on related party transactions involving the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

28. Investment in Equity Investees

As discussed in note 1, Nortel accounts for its interest in the Equity Investees under the equity method of accounting in accordance with ASC 323, commencing on the Petition Date. As discussed in note 2, the Equity Investees include the EMEA Subsidiaries as well as those entities the EMEA Subsidiaries control, which include certain entities in EMEA as well as certain entities in Australia. Only certain of the entities included in the Equity Investees have filed for creditor protection at December 31, 2009. Under the equity method of accounting, Nortel has recorded its initial investments at their estimated fair value as of the Petition Date, being the date the entities that comprise the Equity Investees were deconsolidated by Nortel. Nortel has subsequently recognized its interests in the losses and capital transactions of the Equity Investees and has given effect to the elimination of unrealized intercompany profits and losses arising from transactions between Nortel and its consolidated subsidiaries and entities that comprise the Equity Investees.

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

At December 31, 2009, Nortel’s net investment in the Equity Investees is in a liability position. ASC 323 requires an investor to discontinue recognizing losses once the net investment in the investee reaches zero unless the investor has a commitment to provide support to the investee. Nortel functions as a global entity and Nortel believes that significant economic interdependencies exist among its global subsidiaries evidenced by Nortel’s IP and customer relationships that represent the key global value drivers to all of Nortel’s businesses. This significant interdependence results in value being created on a global rather than legal entity by legal entity basis. As a result, maximizing the value of any assets through divestiture may not be possible without the participation and cooperation of subsidiaries globally, including the Equity Investees. Due to the continuing involvement with the Equity Investees, as well as NNL’s guarantee of the NNUK’s pension liability, Nortel is currently unable to conclude that it would be willing to abandon the operations of the Equity Investees and, therefore, continues to recognize losses in excess of its net investment in the Equity Investees.

The following summarizes the combined assets, liabilities and net equity of the Equity Investees at December 31, 2009:

2009
Assets	$1,950
Liabilities	(934)
Liabilities subject to compromise	(1,487)
Minority interest	(63)

Equity in net liabilities of Equity Investees	$(534)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes financial information for the Equity Investees operations for the year ended December 31, 2009:

2009
Revenues from continued operations	$977
Revenues from discontined operations	481

Total revenues	$1,458

Gross profit	417
Selling, general and adminstrative expense	511
Research and development expense	118
Reorganization items	141
Other	92

Net loss	$(445)

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

Wind up of the Ireland defined benefit plan commenced as of April 30, 2009. Employees who were then enrolled in the Ireland defined benefit pension plan were given the option of participating in the Ireland defined contribution scheme. As a result of these changes, Nortel Networks (Ireland) Limited remeasured the pension obligations related to the Ireland defined benefit pension plan on April 30, 2009, and recorded the impacts of this remeasurement in the second quarter of 2009 in accordance with ASC 715-30. The ceasing of service cost accruals resulted in a curtailment gain of approximately $5, of which $0.3 impacted the statement of operations. In addition as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain, changes in assumptions, and asset losses at the re-measurement date. The effect of this

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

adjustment and the related foreign currency translation adjustment was to decrease pension liabilities and accumulated other comprehensive loss (before tax) by $7. The participants in the Ireland defined pension plan were notified in the fourth quarter of 2009 of the initial amounts they will receive under the wind-up of the plan. In a wind up of a pension plan, the participants’ payout will be equal to the assets in the pension plan trust. Once a wind up is agreed to, the employer is relieved of any future funding requirements. Any deficit that exists will become a claim through the bankruptcy proceedings. As a result, a settlement gain of $11 was recorded to earnings in Ireland in the fourth quarter of 2009 in reorganization items. Nortel has recorded a liability of $14 representing its current best estimate of the probable claim amount from the trustees for the pension deficit in accordance with ASC 852. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

In Germany, the Pensions-Sicherungs-Verein (PSV), the German pension insolvency insurer, has agreed to assume pre-filing German pension liabilities on a provisional basis. The PSV has entered into an assessment period. During this assessment period, the PSV is reimbursing German pension payments. If, following the assessment, the PSV concludes that they do not need to assume the liabilities, these payments will need to be reimbursed and the PSV will require that pension payments resume. There have been no changes to service accruals to the Germany pension plans at this time.

Pension expense for the Equity Investees for the year ended December 31, 2009 was $115. During the year ended December 31, 2009, contributions of $35 were made to the defined benefit plans of the Equity Investees. Assuming current funding rules and current plan design, estimated 2010 cash contributions to the defined benefit pension plans in the Equity Investees are $7. Cash contributions in 2010 to these plans are significantly impacted as a result of the Creditor Protection Proceedings. Currently, as a result of the U.K. Administration Proceedings, following Nortel’s latest contribution in January 2009, all further contributions to the UK defined benefit pension plan have ceased pursuant to the direction of the U.K. Administrators, which is reflected in the numbers above. Nortel continues to evaluate its pension obligations in the context of the Creditor Protection Proceedings and as a result these amounts may continue to change as a result of events or other factors that are uncertain or unknown at this time.

According to various claims filed by the trustee of the U.K. defined benefit pension plan against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,100 as at January 2009 which will be an unsecured claim against NNUK (under section 75 of the Pensions Act 1995 (UK). In January 2010, The Pensions Regulator under The Pensions Act 2004 (U.K.) (“U.K. Statute”) purported to issue a “warning notice” (“Warning Notice”) to certain Nortel entities, including Canadian Debtors and U.S. Debtors. The Pensions Regulator is a governmental agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to make “financial support” orders under the U.K. Statute directing affiliates of NNUK to provide financial support for the U.K. defined benefit pension plan. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including NNC, NNL, NNI and NNCI as targets of a procedure by The Pensions Regulator for the issuance of a financial support direction (“U.K. Pension Proceeding”). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court providing that the automatic stay of the U.S. Bankruptcy Code is enforceable against the trustee of the U.K. defined benefit pension plan and the PPF and is

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

fully applicable to the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect.

Assets and liabilities held for sale

At December 31, 2009, the Equity Investees had $392 of assets and $428 of liabilities classified as held for sale relating to the planned sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses and the planned sale of substantially all of Nortel’s GSM/GSM-R business.

Liabilities subject to compromise

The Equity Investees include the EMEA Debtors and Israeli Debtors as well as certain non-debtor subsidiaries. Although the French Court and Israeli Court have established bar dates by which certain claims against the relevant EMEA Debtors and Israeli Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings in those jurisdictions, certain further claims may be permitted. Other than with respect to NNSA, no outside date for the submission of claims has been established in connection with U.K. Administration Proceedings. At this time, Nortel continues to assess the number and aggregate value of timely filed claims with respect to France and Israel.

NNSA has received approximately 261 timely-filed claims asserting approximately €463 in claims, excluding a claim filed by the trustee of the U.K. defined benefit pension plan against NNSA of €2.4, which has been duplicated in similar claims made against other Nortel entities in other jurisdictions. See note 2 for additional information on the claims process and the French Secondary Proceedings. As at December 31, 2009, NNSA had not agreed to make any payments in connection with the settlement of any of these claims and these amounts are subject to change in the event any further claims are allowed to be submitted or any claims amounts are dismissed.

The Israeli Debtors received approximately 220 timely-filed claims asserting approximately ILS 152.8 in claims. See note 2 for additional information on the claims processes and the Israeli Administration Proceedings. On November 24, 2009, the Israeli Court approved a scheme of arrangement for both Israeli Debtors. Pursuant to the scheme of arrangement, ILS 92.2 in the aggregate, relating to pre-filing debts, has been approved for payment by the Israeli Debtors. This amount is comprised of a total of ILS 36.2 settled in cash from the existing cash balance and a total of ILS 56 to be settled based on a ratio of 50/50 (other Nortel entities/local Israeli debtors) up to 100% debt payment, funded by future proceeds received by the Israeli Debtors in connection with Nortel’s divestitures of businesses and assets.

No outside date for the submission of claims has been established in connection with U.K. Administration Proceedings.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Liabilities subject to compromise as of December 31, 2009 consist of the following:

2009
Trade and other accounts payable	$136
Restructuring liabilities	115
Long-term debt	79
Pension obligations	1,102
Other accrued liabilities	38
Other	16

Total liabilities subject to compromise	$1,486

The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events.

Classification for purposes of these financial statements of any pre-petition liabilities on any basis other than liabilities subject to compromise is not an admission against interest or legal conclusion by Nortel as to the manner of classification, treatment, allowance, or payment in the Creditor Protection Proceedings, including in connection with any plan that may be approved by any relevant court and that may become effective pursuant to a court’s order.

Post-Petition Date cost reduction activities

Included in the February 25, 2009 workforce announcement were global workforce reductions of approximately 1,300 net positions for the Equity Investees which, upon completion, are expected to result in total charges to earnings of approximately $100 and total cash outlays of approximately $83. Included in the additional workforce reduction activities announced during the nine months ended September 30, 2009 which, upon completion, are expected to result in total charges to earnings of approximately $60 and total cash outlays of approximately $35. As of December 31, 2009, approximately $186 in total charges relating to net workforce reductions of 1,339 positions and other cost reduction activities were incurred by the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

Reorganization items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the year ended December 31, 2009 related to the Equity Investees consisted of the following:

2009
Professional fees	$(140)
Interest income	6
Pension adjustment	(4)
Lease repudiation	2
Key Executive Incentive Plan / Key Employee Retention Plan	(10)
Penalties	(9)
Settlements	17
Gain on Avaya divestiture	10
Other	(13)

Total reorganization items — net	$(141)

Related party transactions

In the ordinary course of business, Nortel engages in transactions with the Equity Investees. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts. All material transactions between Nortel and the Equity Investees have been eliminated in Nortel’s consolidated financial statements.

The Equity Investees related party transactions with Nortel for the year ended December 31, 2009 consisted of the following:

2009
Sales	$124
Purchases	211

As of December 31, 2009, net accounts receivable and accounts payable to the Equity Investees were $56 and $405, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

29. Contingencies

Creditor Protection Proceedings

As discussed in note 2, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. More recently, one of our French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and NNCI Inc. filed a voluntary petition for relief under Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

Pension Benefit Guaranty Corporation Complaint

The PBGC has filed a proof of claim against NNI and each of the U.S. Debtors for the unfunded benefit liabilities of the U.S. Pension Plan in the amount of $593. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). See note 14.

The Pensions Regulator “Warning Notice”

In January 2010, The Pensions Regulator issued a Warning Notice in which it purports to identify certain Nortel entities, including NNC, NNL, NNI and NNCI as targets of a procedure by The Pensions Regulator for the issuance of a financial support direction in connection with the U.K. defined benefit pension plan. On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court providing that the automatic stay of the U.S. Bankruptcy Code is enforceable against the trustee of the U.K. defined benefit pension plan and the PPF and is fully applicable to the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect.

Securities Class Action Claim against former CEO and CFO

On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s former President and Chief Executive Officer) and Pavi Binning (Nortel’s Executive Vice President, Chief Financial Officer and Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings. Messrs Zafirovski and Binning have filed claims in the U.S. Court for indemnification and contribution for potential liability arising out of this matter in amounts to be determined.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

Nortel Statement of Claim Against its Former Officers

In January 2005, Nortel and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement (see note 23).

Former Officers’ Statements of Claim Against Nortel

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

In May and October 2006, respectively, Messrs Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs.

As a result of the Creditor Protection Proceedings, these lawsuits have been stayed.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of December 31, 2009, the accruals on the consolidated balance sheet for environmental matters were $10. Based on information available as of December 31, 2009, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at 7 sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $10.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at three Superfund sites in the U.S. At two of the Superfund sites, Nortel is considered a de minimis potentially responsible party. A potentially responsible party

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Consolidated Financial Statements — (Continued)

within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $10 referred to above.

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

30. Subsequent events

In addition to the events identified in notes 2 and 9, the Company has evaluated subsequent events through the filing date and determined that no other significant events occurred which require disclosure.

* * * * *

Quarterly Financial Data (Unaudited)

The selected financial data presented below was derived from Nortel’s unaudited consolidated financial statements and related notes thereto for the three month periods ended March 31st, June 30th and September 30th of 2008 and 2009. The selected financial data for fourth quarter 2008 was previously reported in our 2008 Annual Report. The three month period ended December 31st, 2009 selected financial data has not been previously reported. The selected financial data for the three month periods ended March 31st and June 30th of 2008 and 2009 and December 31st, 2008 has been adjusted from that previously presented as described below.

The selected financial data presented below does not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such selected financial data does not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholders accounts, the effect of any changes that may be made in Nortel’s capitalization; (d) as to operations, the effect of any changes that may be made in Nortel’s business; or (e) as to divestiture proceeds held in escrow, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

Nortel believes all adjustments necessary for a fair presentation of the results for the periods presented have been made.

	4th Quarter		3rd Quarter		2nd Quarter		1st Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
	(Millions of U.S. Dollars, except per share amounts)
Revenues	$794	$2,071	$1,045	$1,595	$1,208	$1,920	$1,041	$2,037
Gross Profit	304	849	470	610	528	843	430	857
Net earnings (loss)	1,770	(2,137)	(505)	(3,392)	(263)	(58)	(481)	(60)
Net earnings (loss) attributable to NNC	1,777	(2,135)	(508)	(3,413)	(274)	(113)	(507)	(138)

Basic earnings (loss) per common share	3.56	(4.28)	(1.02)	(6.85)	(0.55)	(0.23)	(1.02)	(0.28)
Diluted earnings (loss) per common share	3.33	(4.28)	(1.02)	(6.85)	(0.55)	(0.23)	(1.02)	(0.28)

The following significant items were recorded in the fourth quarter of 2009:

•

During the fourth quarter of 2009, Nortel completed the sale of substantially all of its CDMA business and LTE Access assets to Ericsson for a purchase price of $1,130 and recognized a gain of $1,202 which was partially offset by asset impairments

•

During the fourth quarter of 2009, Nortel completed the sale of substantially all the assets of its ES business to Avaya for a purchase price of $900 and recognized a gain of $756 which partially offset by asset impairments.

As described in Note 1 to the accompanying audited consolidated financial statements, effective January 14, 2009, Nortel deconsolidated the Equity Investees and accounted for them under the equity method. As discussed in Note 1 to the accompanying audited consolidated financial statements, these changes will be reflected in future filings of quarterly reports on Form 10-Q. Further, Nortel has classified the ES business as discontinued operations and, as such, has recast the quarterly financial data. The impact of these changes has been to reduce the quarterly revenues and gross profit for the first and second quarters of 2009 and 2008 and the fourth quarter of 2008 as follows:

	4th Quarter 2008	2nd Quarter		1st Quarter
		2009	2008	2009	2008
Revenues	$651	$764	$702	$692	$721
Gross Profit	251	226	287	195	289

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Capitalized terms used in this Item 9A of Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Restructuring Officer (CRO) and Chief Financial Officer (CFO), Paviter S. Binning, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at December 31, 2009. Based on this evaluation, management, including the CRO/CFO, has concluded that our disclosure controls and procedures as at December 31, 2009 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CRO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management, including the CRO/CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that we maintained effective internal control over financial reporting as at December 31, 2009.

This report does not include an attestation report of Nortel’s independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer (as defined in SEC Rules), management’s report was not subject to attestation by Nortel’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Nortel to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. During the fourth quarter of 2009, we completed three business divestitures and in connection therewith we have introduced processes to separate results associated with these divestitures and our ongoing transition services. These changes materially affected our internal control over financial reporting throughout 2009 and are reasonably likely to continue to materially affect our internal control over financial reporting. Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, while maintaining effective control over financial reporting.

ITEM 9B.	Other Information

We are continuing the Incentive Plan for 2010. See “Compensation Discussion & Analysis” in the “Executive and Director Compensation” section of this report.

PART III

While references to dollar amounts in other Parts of this report are in millions of U.S. Dollars, dollar amounts in this Part III are as stated herein. Capitalized terms used in this Part III and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 10.	Directors, Executive Officers and Corporate Governance

Set forth below is information concerning the current members of the Boards of Directors of NNC and NNL (the Nortel Boards) and the current executive officers of NNC and NNL.

Board of Directors

Name and Age	Position Currently Held	Date of Appointment to the Nortel Boards
Jalynn H. Bennett, C.M. (67)	Director	June 29, 2005
John A. MacNaughton, C.M. (65)	Director	June 29, 2005
David I. Richardson (68)	Chair	March 27, 2009

•

Jalynn H. Bennett, C.M. has been President of Jalynn H. Bennett and Associates Ltd., a consulting firm in strategic planning and organizational development in both the public and private sectors, since 1989. Prior to establishing that firm, Mrs. Bennett was associated for nearly 25 years with Manulife Financial. Mrs. Bennett is a member of the Lawrence National Centre for Policy and Management Advisory Council, Richard Ivey School of Business, the Canada Millennium Scholarship Foundation, the Toronto Society of Financial Analysts and the Toronto Association of Business Economists. She is also a Director of Cadillac Fairview Corporation and the Sick Kids Foundation and a Fellow of the Institute of Corporate Directors in Canada. Mrs. Bennett has many years of audit committee service, including past membership on the Audit Committees of Teck Resources Ltd., Ontario Power Generation, Bombardier Inc. and CanWest Global. Mrs. Bennett is past Commissioner of the Ontario Securities Commission and was a member of the Toronto Stock Exchange and Canadian Institute of Chartered Accountants’ Joint Committee on Corporate Governance (The Saucier Committee). She earned a Bachelor of Arts in economics from the University of Toronto. Mrs. Bennett’s extensive experience in corporate governance and finance matters has been and continues to be a valuable resource for the Nortel Boards.

Public Board Membership in the Past Five Years: Canadian Imperial Bank of Commerce (1994 – present), Teck Resources Ltd. (2005 – present), Bombardier Inc. (2002 – 2004), Sears Canada (1993 – 2005), Ontario Power Generation (1999 – 2003), CanWest Global (2000 – 2005)

Current Audit Committee Membership: Canadian Imperial Bank of Commerce

•

John A. MacNaughton, C.M., is Chairman of the Business Development Bank of Canada and Chairman of CNSX Markets Inc. (formerly Canadian Trading and Quotation System Inc.). He served as the founding President and Chief Executive Officer of the Canada Pension Plan Investment Board, a Crown corporation created by an Act of Parliament to invest the assets of the Canada Pension Plan, from 1999 to 2005. He was President of Nesbitt Burns Inc., the investment banking arm of Bank of Montreal, from 1994 to 1999. Mr. MacNaughton is Vice Chairman of the University Health Network and Vice Chairman of the Canadian International Council. Mr. MacNaughton earned a Bachelor of Arts in Economics from the University of Western Ontario. Mr. MacNaughton has a great deal of experience both as an executive and from service on public company boards and audit committees. This experience gives him a familiarity with financial information and provides him with a valuable perspective to bring to the Nortel Boards.

Public Board Membership in the Past Five Years: TransCanada Corporation/TransCanada Pipelines Limited (2006 – present)

Current Audit Committee Membership: TransCanada Corporation/TransCanada Pipelines Limited

•

David I. Richardson is Chairman of the Board of Directors of Air Canada and a Director and the Chair of the Audit, Finance and Risk Committee of ACE Aviation Holdings Inc. Mr. Richardson is the former Chairman of Ernst & Young Inc. (Canada) and a former Executive Partner of Ernst & Young LLP. Mr. Richardson joined its predecessor, Clarkson, Gordon & Co. in 1963 and was appointed President of The Clarkson Company Limited in 1982. Mr. Richardson was also a member of the Management and Executive Committees of Ernst & Young LLP, national managing partner of the firm’s Corporate Finance practice and the senior partner in the Corporate Recovery and Restructuring practice until his retirement from the partnership in 2002. He holds a Bachelor of Commerce degree from the University of Toronto and is a member and a Fellow of the Institute of Chartered Accountants of Ontario. Mr. Richardson’s background in finance, particularly in the area of corporate recovery and restructuring, is particularly valuable to the Nortel Boards in light of the Creditor Protection Proceedings.

Public Board Membership in the Past Five Years: Air Canada (2004 – present), ACE Aviation Holdings Inc. (2004 – present), Air Canada Jazz (2005 – 2008), Husky Injection Moulding Systems (2003 – 2006), Jazz Air (2005 – 2008), Aeroplan (2005 – 2008)

Current Audit Committee Membership: ACE Aviation Holdings Inc. (Chair)

Executive Officers

The NNC Board of Directors appoints and may remove executive officers of NNC. Generally, such officers hold their position until a successor is appointed or until the officer resigns. Set forth below are the names of our current executive officers, their ages, offices currently held and year of appointment. The executive officers are also officers of NNL.

Name and Age	Office and Position Currently Held	Year of Appointment
Paviter Singh Binning (49)	Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer	2009
John Marshall Doolittle (46)	Senior Vice-President, Finance and Corporate Services	2009
Samih Elhage (48)	President and General Manager, Carrier VoIP and Application Solutions	2009
Clarke Glaspell (43)	Controller	2009
Elena Soldera King (52)	Senior Vice-President, Human Resources	2008
Philippe Morin (44)	President, Metro Ethernet Networks	2006
Christopher Simon Ricaurte (50)	President, Nortel Business Services	2010
George Andrew Riedel (52)	Chief Strategy Officer	2006

•

P.S. Binning was appointed Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer effective February 26, 2009. Previously, he held the position of Executive Vice-President and Chief Financial Officer from November 12, 2007 to February 25, 2009. Prior to joining Nortel, he was Group Finance Director at Hanson PLC, a global supplier of heavy building materials to the construction industry, from January to September 2007. While at Hanson, he was responsible for leading the Hanson finance function including Group Finance, Treasury, Tax, Investor Relations, Risk Management, Internal Audit and Operational and Regional Finance organizations. He also had responsibility for the Corporate Communications, IT and Strategy functions. From 2003 to 2006, Mr. Binning was Chief Financial Officer at Marconi PLC, a global telecommunications equipment vendor (which was acquired by Ericsson), where his responsibilities included Group Finance, Investor

Relations, Tax, Treasury, Group Strategy, Risk Management, Internal Audit and Operational and Regional finance functions. He previously held various finance leadership positions at Diageo PLC, global consumer goods business, from 1986 to 2003. His positions at Diageo included senior corporate and operational finance roles.

•

J.M. Doolittle was appointed Senior Vice-President, Finance and Corporate Services effective August 10, 2009 prior to which he was Treasurer. Prior to his appointment as Treasurer on June 23, 2008, he served as Chief Financial Officer with CCL Industries, a global company dealing in specialty packaging and labeling solutions for the consumer products and healthcare industries, from January to March 2008. Previously, he also served as Vice-President of Financial Planning and Analysis of Nortel from April 2006 to December 2007 and Vice-President, Tax of Nortel from October 2002 to March 2006.

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

•

C. Glaspell was appointed Controller effective October 10, 2009. Mr. Glaspell is a chartered accountant with over 14 years of finance work experience. Since joining Nortel in April of 2000, Mr. Glaspell has held various positions and has gained significant expertise in several areas including corporate consolidations, corporate control and external reporting. Prior to joining Nortel, Mr. Glaspell earned his chartered accountancy designation while employed by Deloitte & Touche.

•

E.S. King was appointed Senior Vice-President, Human Resources effective November 7, 2008. Prior to this appointment she served as Leader, Global Human Resources in an acting capacity from February 2008 to November 2008. Previously, Ms King held various leadership positions in human resources at Nortel from December 2002 to November 2008 related to executive compensation, compensation and benefits strategy, and total rewards.

•	P. Morin was appointed as President, Metro Ethernet Networks in May 2006. From January 2003 to May 2006, Mr. Morin held the position of General Manager, Optical Networks.

•

C.S. Ricaurte was appointed President, Nortel Business Services effective February 2, 2010. Prior to this appointment, he served as Senior Vice-President, Finance, Nortel Business Services from August 2009 to February 2010 and Vice-President, Financial Planning and Analysis, Global Operations from April 2007 to August 2009. From 2004 to 2007, Mr. Ricaurte acted as CFO-CHEP, Europe of Brambles, a global provider of support services headquartered in Sydney, Australia.

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

Each of Messrs. Binning, Doolittle, Elhage, Morin and Riedel and Ms King was an executive officer of NNL and NNC on January 14, 2009 and Mr. Binning was a director of the other Canadian Debtors when the Canadian Debtors filed for creditor protection under the CCAA. Further, Mr. Doolittle was an officer of each of the U.S. Debtors on January 14, 2009 when the U.S. Debtors (other than NNCI) filed voluntary petitions under Chapter 11. Mr. Doolittle was also a director and officer of NNCI on July 14, 2009 when NNCI filed a voluntary petition under Chapter 11.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of Nortel to file reports concerning their ownership of equity securities of Nortel with the SEC, the NYSE and Nortel. Based solely on a review of the information received and written representations from the persons subject to Section 16(a), we believe that all of Nortel’s directors and executive officers filed their required reports on a timely basis during 2009 except as follows: a Form 4 was filed on March 31, 2009 on behalf of Mr. Morin indicating that NNC common shares were sold on February 2, 2009 by his broker to cover administrative fees without prior notice to him. Mr. Morin made no investment decision.

Corporate Governance

The following corporate governance report has been reviewed and approved by the Nortel Boards. Copies of the joint mandate of the Nortel Boards, which include our standards for director independence (Independence Standards), the joint mandate of the Audit Committees of NNC and NNL and our Code of Business Conduct, as well as any future amendments to these documents, are available free of charge on our website at www.nortel.com or by writing to our Corporate Secretary at Nortel Networks Corporation, 5945 Airport Road, Suite 360, Mississauga, Ontario L4V 1R9.

Nortel Boards

On August 10, 2009, Nortel announced a number of leadership changes and a new organizational structure designed to work towards the completion of the sales of its businesses and other restructuring activities. At such time each of the Nortel Boards was reduced from nine directors to three directors, with the same directors serving on each Nortel Board. Further, the Nortel Boards assumed direct responsibility for matters previously overseen by their Board Committees other than their Audit Committees. Accordingly, the Nominating and Governance Committee of NNC, the joint Compensation and Human Resources Committee of NNC and NNL (CHRC), the Litigation Committee of NNC and the Pension Fund Policy Committee of NNL were dissolved.

The Nortel Boards subsequently determined that their mandates should be revised to reflect more accurately the current role and function of the Nortel Boards taking into account the following considerations:

•

NNC and NNL are in the process of selling their businesses to external parties and they do not expect that the holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings, and they expect that the Creditor Protection Proceedings will ultimately result in the cancellation of these equity interests;

•

the Canadian Monitor is responsible for the oversight of the business, sales processes, claims processes and other restructuring activities of NNC, NNL and the other Canadian Debtor subsidiaries. In the U.S., the principal officer for the U.S. Debtor subsidiaries has been appointed by the U.S. Court in the Chapter 11 Proceedings to work in conjunction with creditors and the Canadian Monitor;

•	a court order has been obtained in Canada relieving NNC and NNL from the obligation to call and hold annual meetings until following the termination of the stay period under the CCAA Proceedings; and

•	NNC common shares and NNL preferred shares no longer trade on any stock exchange.

A new joint mandate of the Nortel Boards was therefore approved effective February 26, 2010. At such time, the mandates of the NNC Board, the NNL Board, the Nominating and Governance Committee of NNC, the CHRC, the Litigation Committee of NNC and the Pension Fund Policy Committee of NNL, as well as the Statement of Governance Guidelines of NNC and NNL were repealed.

Under their new joint mandate, the Nortel Boards will review, discuss and approve various matters relating to the business and operations, sales processes, transitions services, corporate group services and other restructuring activities of NNC and NNL with a view to the best interests of NNC, NNL and their creditors and shareholders generally.

Each of the Nortel Boards has the same non-executive chair and is currently comprised of the same three directors. The Nortel Boards do not anticipate making any changes to the composition of the Nortel Boards during the continuance of the Creditor Protection Proceedings. However, in the event of a vacancy on the Nortel Boards, the Nortel Boards will approve a process for identification of candidates for the election or appointment to the Nortel Boards and will oversee orientation sessions for any newly elected or appointed director. Continuing education is provided to directors in the form of presentations from senior management regarding Nortel’s business, including Nortel’s restructuring activities and the Creditor Protection Proceedings at each regularly scheduled meeting of the Nortel Boards.

The joint mandate of the Nortel Boards requires that the Nortel Boards be comprised of not less than the number of “independent” directors as required by applicable law. For this purpose, “independent” has the meaning as defined under applicable securities laws in force from time to time and having regard to our Independence Standards, as amended by the Nortel Boards from time to time. In accordance with our Independence Standards, the independence definitions under the NYSE listing standards and applicable SEC and Canadian Securities Administrators (CSA) rules, the Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each of Mrs. Bennett and Messrs. MacNaughton and Richardson is independent. The Nortel Boards previously determined that the other individuals that served as members of the Nortel Boards during 2009, except for Mr. Zafirovski, were independent in accordance with our standards for director independence which were included in our Statement of Governance Guidelines, the independence definitions under the NYSE listing standards, and applicable SEC and CSA rules based on information provided by such directors as to their personal and professional circumstances.

The ability of the Nortel Boards to exercise independent supervision over management is facilitated by the fact that the Chair and each of the other directors on the Nortel Boards is independent. In addition, the directors meet in executive sessions at every meeting of the Nortel Boards and the Audit Committees. Overseeing the ability of the Nortel Boards to operate in a manner that is independent of management is also a specific responsibility of the Chair.

The Chair of the Nortel Boards is responsible for overseeing the Nortel Boards’ relationship to management, including the Nortel Boards’ ability to operate in a manner that is independent of management, and is responsible for managing meeting schedules and setting agendas, chairing the meetings of the Nortel Boards, acting as a liaison between senior management and the Nortel Boards, and providing direction from the Nortel Boards to senior management on various matters.

Regularly scheduled meetings of the Nortel Boards are held at such time or times as the Chair may determine. Special meetings of the Nortel Boards may be called by, or by the order of, the Chair or any two directors of NNC and NNL. For a summary of 2009 director attendance, see below under “Number of Meetings Attended in 2009”.

The Nortel Boards periodically review the adequacy and form of director compensation in light of the risks and responsibilities of serving as a director during the continuance of the Creditor Protection Proceedings, court orders issued in connection with such proceedings and market practice. All compensation for the directors must be approved by the Nortel Boards. Director compensation is described under “Director Compensation for Fiscal Year 2009” in the “Executive and Director Compensation” section of this report. Also, for a description of the process by which executive officer compensation, including the role of compensation consultants, is determined, see “Compensation Discussion and Analysis” in the “Executive and Director Compensation” section of this report.

During the continuance of the Creditor Protection Proceedings, the assessment of whether the Nortel Boards, the Audit Committees and individual directors are performing effectively is conducted informally among the directors. A formal annual evaluation is not conducted.

Audit Committees

A new joint mandate of the Audit Committees was approved effective February 26, 2010. The Audit Committees’ mandate provides that the Committees must be composed of not less than three directors, each of whom must meet any applicable securities law requirement to be “independent” and/or “financially literate” as such terms are defined under applicable securities laws and our Independence Standards. Each of Mrs. Bennett and Messrs. MacNaughton and Richardson is a member of the Audit Committees and Mr. MacNaughton is the Chair of the Audit Committees. The Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each director is independent as defined in our Independence Standards and the independence definitions for audit committee service under the NYSE listing standards and applicable SEC and CSA rules. The Nortel Boards have also determined that, based on information provided by each director as to their personal and professional credentials, all of the members of the Audit Committees are financially literate in accordance with the financial literacy definitions under the NYSE listing standards and the applicable rules of the SEC and the CSA. Since the NNC common shares were delisted from NYSE, we have ceased to designate any member of our Audit Committees as an “audit committee financial expert”. As described above under “Board of Directors”, each Audit Committee member brings significant skill, education and experience to their responsibilities.

The Audit Committees assist the Nortel Boards in the oversight of:

•

the reliability and integrity of the accounting principles and practices, financial statements and other financial reporting, and disclosure principles and practices followed by management of NNC, NNL and their subsidiaries;

•	the establishment by management of an adequate system of internal controls and procedures;

•	the effectiveness of the internal controls and procedures;

•	the compliance by Nortel with legal and regulatory requirements; and

•

the qualifications, independence, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for NNC/NNL, and for making recommendations to the Nortel Boards respecting the appointment of the independent auditors of NNC/NNL.

The Audit Committees also assist the Nortel Boards in monitoring and reviewing the balance sheet strategy and financial structure of NNC and NNL.

The independent auditors report directly to the Audit Committees and are ultimately responsible to the Audit Committees and the Nortel Boards. In accordance with applicable laws, the Audit Committees of NNC and NNL must pre-approve all audit and non-audit services to be provided by the independent auditors. It is the policy of NNC and NNL to retain auditors solely to provide audit and audit-related services and advice with respect to tax matters, but not to provide consulting services, such as information technology services.

The Audit Committees have direct access to the internal auditors and independent auditors to discuss and review specific issues as appropriate. The Audit Committees have established complaint procedures, through our compliance group, as well as a hiring policy for current and former employees of the independent auditors. In addition to the executive session held at each meeting with the Audit Committees, separate executive sessions are held by the Audit Committees on a periodic basis with the independent auditors, the internal auditor and other members of senior management.

Number of Meetings Attended in 2009(1)

Director	Boards(2)		Compensation and Human Resources Committee(3)	Audit Committees(2)		Nominating and Governance Committee(4)	Pension Fund Policy Committee(5)
	NNC	NNL	NNC/NNL	NNC	NNL	NNC	NNL
J.H. Bennett(6)	33/33	33/33	8/9	10/10	10/10	—	4/4
Dr. M. Bischoff(7)	7/7	7/7	3/3	—	—	—	—
The Hon. J.B. Hunt, Jr.(8)	19/20	19/20	—	8/8	8/8	2/2	—
Dr. K.M. Johnson(9)	11/11	11/11	5/6	—	—	—	1/1
J.A. MacNaughton	30/33	30/33	—	11/11	11/11	2/2	—
The Hon. J.P. Manley(10)	20/20	20/20	9/9	—	—	—	4/4
R.D. McCormick(11)	19/20	19/20	9/9	—	—	2/2	—
C. Mongeau(12)	19/20	19/20	—	8/8	8/8	—	4/4
H.J. Pearce(13)	20/20	20/20	—	—	—	—	—
David I. Richardson(14)	23/26	23/26	4/5	3/3	3/3	—	4/4
M.S. Zafirovski(15)	20/20	20/20	—	—	—	—	—

(1)	Table indicates meetings held at any time during 2009 and attendance of individual directors only while such individual was a director of the Nortel Boards or a member of a Committee, as applicable. Table does not include actions taken by written resolutions of the Nortel Boards or Committees. The Litigation Committee of NNC did not meet during 2009 and was dissolved effective August 10, 2009.
(2)	All meetings of the Nortel Boards were held together as joint meetings. All meetings of the Audit Committees were held together as joint meetings.
(3)	Joint committee of the Boards of Directors of NNC and NNL. The CHRC was dissolved effective August 10, 2009.
(4)	Committee of the Board of Directors of NNC. The Nominating and Governance Committee was dissolved effective August 10, 2009.
(5)	Committee of the Board of Directors of NNL. The Pension Fund Policy Committee was dissolved effective August 10, 2009.
(6)	Mrs. Bennett became a member of the Audit Committees effective January 29, 2009.
(7)	Dr. Bischoff resigned from the Nortel Boards effective March 31, 2009.
(8)	Mr. Hunt resigned from the Nortel Boards effective August 10, 2009.
(9)	Dr. Johnson resigned from the Nortel Boards effective May 20, 2009.
(10)	Mr. Manley resigned from the Nortel Boards effective August 10, 2009.
(11)	Mr. McCormick resigned from the Nortel Boards effective August 10, 2009.
(12)	Mr. Mongeau resigned from the Nortel Boards effective August 10, 2009.
(13)	Mr. Pearce resigned from the Nortel Boards effective August 10, 2009.
(14)	Mr. Richardson was appointed to the Nortel Boards effective March 27, 2009. He became a member of the CHRC and the Pension Fund Policy Committee effective April 28, 2009. He was appointed Chair of the Nortel Boards and appointed a member of the Audit Committees effective August 11, 2009.
(15)	Mr. Zafirovski resigned from the Nortel Boards effective August 10, 2009.

Code of Ethics

Nortel’s Code of Business Conduct, which is our code of ethical business conduct, provides detailed guidelines on Nortel’s approach to competition in the marketplace, the standards of conduct expected of all Nortel directors, officers and employees and the central role integrity must play in daily conduct at Nortel, with an emphasis on honesty and compliance with all applicable laws. On December 21, 2009 Nortel’s officers and employees, except those on leave and, due to legal requirements, those in France and Germany, were reminded of their prior certification to the Code of Business Conduct, whether during the annual certification in 2008 or as a new hire in 2009, and their ethical obligations, particularly the need to report suspected misconduct. They were requested to review the Code of Business Conduct and contact the Ethics Office should they have ethical concerns; otherwise their prior certification would apply. In the fourth quarter of 2009, Nortel’s directors certified on paper that they have read, understood and will comply with the terms of the Code of Business Conduct. In addition to the certification process, Nortel has various processes for ensuring its ethics requirements are being met, including dedicated ethics and compliance personnel, an internal site dedicated to ethics and compliance matters and communications on the need to report violations and suspected violations. In 2009, Nortel made minor amendments to its Code of Business Conduct to change its corporate address and provide the name of its new chief compliance officer. Any future amendments to our Code of Business Conduct will be posted on our website at www.nortel.com. Any waiver of a requirement of our Code of Business Conduct, if granted by the Nortel Boards or any Board Committee, will be posted on our website at www.nortel.com as required by law.

The Chief Compliance Officer is responsible for security, business ethics and compliance, which includes: periodically reporting to the Nortel Boards regarding ethics and compliance matters; preparing periodic communications to our employees regarding compliance and ethical business practices; and developing and monitoring policies and procedures relating to business ethics and to compliance. The Chief Compliance Officer reports to the Senior Vice-President, Finance and Corporate Services and the Chair of the Audit Committees.

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

Shareholder Communication

Nortel communicates regularly with stakeholders through press releases, annual and quarterly reports and through our website at www.nortel.com. Stakeholders may communicate directly with the Nortel Boards, non-management directors, the Chair of the Nortel Boards or any other individual directors by writing care of the Corporate Secretary, Nortel Networks Corporation, 5945 Airport Road, Suite 360, Mississauga, Ontario L4V 1R9. All correspondence, with the exception of solicitations for the purchase or sale of products and services, communications of an inappropriate nature or similar types of communications, will be forwarded to the directors to whom such correspondence is addressed. In addition, any such communication that relates to accounting, internal accounting controls or auditing matters will also be referred to the Chair of the Audit Committees of NNC and NNL, if not already addressed to him or her.

ITEM 11.	Executive and Director Compensation

Compensation Discussion and Analysis

Nortel is exempt from complying with disclosure requirements concerning executive compensation under Canadian securities laws given that we comply with the rules of the SEC. This Compensation Discussion and Analysis describes the material elements of the compensation paid to the named executive officers.

Nortel’s CHRC historically had oversight responsibility for named executive officer compensation. Effective August 10, 2009, the CHRC was dissolved and the Nortel Boards assumed the roles and responsibilities set forth in the CHRC mandate. Effective February 26, 2010, a new joint mandate of the Nortel Boards was approved and the CHRC mandate was repealed. For further information on the Nortel Boards and their mandate, see above under “Corporate Governance” in the “Directors, Executive Officers and Corporate Governance” section of this report.

During 2009, the CHRC and Nortel Boards consulted with management’s compensation consultant, Mercer (US) Inc. (Mercer) on various matters relating to named executive officer compensation. For further information on the role of compensation consultants during 2009, see below under “The Role of Consultants in Nortel’s Named Executive Officer Compensation Program”.

Objectives of Named Executive Officer Compensation Program

Prior to the commencement of the Creditor Protection Proceedings, our compensation program for the named executive officers was generally designed to award named executive officers with total target compensation at the 50th percentile range of comparator companies with which we competed for executive talent. Most of the elements of the compensation program for the named executive officers were considered “at risk” and therefore linked compensation with both individual and corporate performance, as well as shareholder value. As a result of the Creditor Protection Proceedings, our compensation program was changed significantly. The CHRC turned its focus on the importance of continuity of key executive officers during the proceedings. In particular, the key objective of our executive compensation program was to motivate, incentivize and retain executive officers who could successfully lead the comprehensive restructuring plan and to focus performance-based compensation on goals material to the restructuring efforts. Following the announcements on June 19, 2009 that Nortel was advancing in its discussions with external parties to sell its businesses, the key objective of our executive compensation program was further modified to reflect the plans to sell the businesses. The emphasis on motivating, incentivizing and retaining executive officers who could facilitate the sale of the businesses and other restructuring activities was reinforced with the announcement on August 10, 2009 that Nortel was at a natural transition point resulting in a number of leadership changes and a new organizational structure designed to work towards the completion of the sales of its businesses and other restructuring activities.

Benchmarking continues to be important in the current circumstances as we strive to ensure that our named executive officers are appropriately compensated and to encourage the continued commitment of the named executive officers to their respective duties. The Nortel Boards have continued to utilize the following list of comparator companies, which was adopted in May 2008. Survey data with respect to the compensation practices of the comparator companies was obtained by management from a composite of three market survey sources: Towers Perrin Executive Compensation Survey; Radford Executive Compensation Survey; and Pearl Meyer Executive and Senior Management Total Compensation Survey. Management compiled survey data for benchmarking purposes and reviewed the results with Mercer. The CHRC and the Nortel Boards, as applicable, used such data, among other factors, in making compensation decisions.

Advanced Micro Devices	Agilent Technologies	Applied Materials	Avaya
Cisco Systems	Corning	Electronic Data Systems	EMC
Harris Corporation	Intel	Juniper	Motorola
NCR	Oracle	Qualcomm	Seagate Technology
Sun Microsystems	Texas Instruments	Tyco Electronics	Unisys
Xerox

Elements of Compensation

Base Salary

Base salary reflects the job scope, complexity and responsibility of the individual’s role at Nortel, as well as the criticality of the role to the sale of the businesses and other restructuring efforts. In early 2009, salaries were frozen company-wide for 2009, except for certain limited exceptions.

Following a review of market data, Mr. Flanagan’s base salary increased from $390,000 to $450,000 effective March 19, 2009. Based on the scope and responsibility of his role, it was determined that Mr. Flanagan’s compensation was significantly below market. The CHRC also considered the relative internal benchmarking to the other senior leadership team members, and the high level of performance demonstrated by Mr. Flanagan. In connection with the increased duties and responsibilities related to his appointment of President, Nortel Business Services, Mr. Flanagan’s base salary was increased from $450,000 to $600,000 effective August 3, 2009.

Annual Incentive Plan

The Nortel Networks Limited Annual Incentive Plan (the Incentive Plan) is an ordinary course of business compensation program that has been in place for several years. The Incentive Plan is a broad-based plan in which nearly all employees in non-sales positions are eligible to participate. As of the Petition Date, approximately 19,500 employees were eligible to participate in the Incentive Plan.

For 2009, bonuses under the Incentive Plan were designed to reward eligible employees for their contributions within the context of Nortel’s overall performance. The 2009 Incentive Plan was designed based on quarterly plan periods, and award determinations and payouts were made on a quarterly basis in order to provide a more immediate incentive to employees for the achievement of critical shorter-term objectives within the Creditor Protection Proceedings. The CHRC was responsible for the governance of the Incentive Plan prior to its dissolution on August 10, 2009, after which the Nortel Boards have assumed responsibility for the Incentive Plan. Following the commencement of the Creditor Protection Proceedings, the CHRC and the Nortel Boards, as applicable, implemented the Incentive Plan in consultation with the Canadian Monitor and advisors to U.S. Creditors’ Committee and the Bondholder Group.

Bonuses under the Incentive Plan are based on the achievement of established performance metrics for a given calendar quarter, subject to the discretion of the Nortel Boards. In 2009, the amount of each named executive officer’s quarterly cash bonus award under the Incentive Plan was determined by the following formula:

Annual Base Salary	X	25%	X	Target % for each named executive officer	X	Applicable Corporate/Business Unit Factor (CHRC/Board discretion to adjust upward/downward)

Target Percentage

Individual target percentages are initially determined upon commencement of employment. In setting or revising the target percentages, Nortel benchmarks against targets set by the comparator companies for executives holding similar positions. The CHRC historically reviewed benchmarking results prepared by management with respect to target percentages and modified such percentages as roles and responsibilities changed. In March, at the same time, and for the same reasons, as it raised his base salary, the CHRC increased Mr. Flanagan’s Incentive Plan target percentage for 2009 from 80% to 100%. See “Base Salary” above. The target percentage for each of the named executive officers for 2009 is set out below.

Name	Target Percentage	Name	Target Percentage
M.S. Zafirovski	150%	P.S. Binning	100%
J.G. Flanagan	100%	G.A. Riedel	100%
P. Morin	80%	J.J. Hackney, Jr.	100%
R.S. Lowe	100%

Individual Performance Factor

Prior to the commencement of the Creditor Protection Proceedings, bonuses under the Incentive Plan were based on the achievement of individual performance objectives in addition to corporate performance objectives. The individual performance objectives were established through an annual review process. Achievement (or lack thereof) of such objectives and other subjective considerations determined the individual performance factor. Individual performance did not factor into the determination of Incentive Plan for 2009. It was unrealistic to effectively perform individual performance reviews and set individual performance factors for the large number of eligible employees given the on-going restructuring activities, significant changes in individual roles and responsibilities and the large shifts in the employee population base.

Corporate/Business Unit Performance Factor

For the first and second quarters of 2009, the corporate performance factor was determined based on Nortel’s performance against corporate metrics approved by the CHRC and the NNL Board of Directors. In the third quarter of 2009, business unit performance metrics were introduced in addition to the corporate performance metrics approved by the Nortel Boards. Business unit metrics were introduced in the third quarter in order to incent business units more directly, drive accountability and recognize that each business unit was at a different point in the divestiture process. In the fourth quarter of 2009, performance was determined solely based on business unit performance metrics established by the Nortel Boards in order to more directly achieve these objectives and to work towards the completion of the sales of the company’s businesses and other restructuring activities.

The performance metrics had different weightings applied to them. A threshold, target and maximum were set for each performance metric. The corporate performance factor was determined by the CHRC and the NNL Board of Directors in the first and second quarters and the Nortel Boards in the third and fourth quarters based on their determination of Nortel and/or business unit performance.

Based on the CHRC’s recommendation, the NNL Board of Directors approved effective February 24, 2009 the following corporate metrics and their weightings for the first quarter of 2009: revenue as reported in the Quarterly Report on Form 10-Q for the period ended March 31, 2009 (2009 First Quarter Report) (33.3%); cash and cash equivalents and short-term investments as reported in the 2009 First Quarter Report (33.3%); and three operational performance metrics (33.3%) being performance to lead time (the percent of orders that are delivered to customers within the published lead time of our products), outage recovery (the percent of network outages that are resolved in 30 minutes or less) and service impact cases (the percent of service-impacting cases (business critical, major or loss of redundancy) that are resolved in 48 hours or less). The operational performance metrics are established internal measures that are not tied to the financial statements but have historically been utilized by management to ensure customer obligations have been met.

For the first quarter of 2009, Nortel’s performance targets were set as follows:

Metric	Threshold	Target	Maximum
Revenue	$1.5 billion	$1.6 billion	$1.7 billion
Cash and cash equivalents and short-term investments	$2.3 billion	$2.4 billion	$2.5 billion
Operational metrics
• Performance to lead time	80%	85%	90%
• Outage recovery	63%	68%	73%
• Service impact cases	53%	58%	63%

For the first quarter of 2009, the corporate performance factor was determined as follows:

Metric	Actual Performance	Percentage Achieved of Target	AIP Factor	Weighting	Resulting Achievement
Revenue	$1.73 billion	109%	150%	33.3%	0.50
Cash and cash equivalents and short-term investments	$2.50 billion	105%	150%	33.3%	0.50
Operational metrics				33.3%
• Performance to lead time	90%	106%	150%		0.167
• Outage recovery	73%	107%	150%		0.167
• Service impact cases	61%	105%	130%		0.144

Based on the foregoing, the corporate performance factor for the first quarter of 2009 was 1.47 and the resulting payout was based on achieving this corporate performance factor.

Based on the CHRC’s recommendation, the NNL Board of Directors approved effective May 7, 2009 the same corporate metrics and weightings for the second quarter of 2009 as were utilized for the first quarter of 2009. A technical change was made to the designation of the cash metric to cash and cash equivalents and the short-term component of the Reserve Primary Fund. This was not a substantive change to the cash metric and was a result of the reclassification of the long-term component of the Reserve Primary Fund from short-term investments. Revenue and cash and cash equivalents for the second quarter were determined as reported in the Quarterly Report on Form 10-Q for the period ended June 30, 2009 (2009 Second Quarter Report). The short-term component of the Reserve Primary Fund for the second quarter comprised short-term investments in the 2009 Second Quarter Report. For more information regarding the Reserve Primary Fund, see “Condensed combined and consolidated balance sheets — Short-term investments” in the 2009 Second Quarter Report. We have continued to refer to “short-term investments” in the following disclosure for the sake of consistency.

For the second quarter of 2009, the corporate performance targets were set as follows:

Metric	Threshold	Target	Maximum
Revenue	$1.68 billion	$1.8 billion	$2 billion
Cash and cash equivalents and short-term investments	$2.3 billion	$2.4 billion	$2.6 billion
Operational metrics
• Performance to lead time	87%	90%	95%
• Outage recovery	70%	72%	77%
• Service impact cases	58%	60%	64%

For the second quarter of 2009, the corporate performance factor was determined as follows:

Metric	Actual Performance	Percentage Achieved of Target	AIP Factor	Weighting	Resulting Achievement
Revenue	$1.972 billion	109%	144.4%	33.3%	0.481
Cash and cash equivalents and short-term investments	$2.586 billion	108%	145.3%	33.3%	0.484
Operational metrics				33.3%
• Performance to lead time	89%	99%	84%		0.093
• Outage recovery	73%	101%	110%		0.122
• Service impact cases	61%	102%	113%		0.125

Based on the foregoing, the corporate performance factor for the second quarter of 2009 was 1.31. The CHRC reviewed the corporate performance factor as calculated by management based on the achievement of these metrics for the second quarter. The CHRC considered the impact of favorable foreign exchange rates on revenue and cash during the second quarter and recommended that the NNL Board of Directors exercise their discretion to decrease the corporate performance factor for the second quarter from 1.31 to 1.17 consistent with management’s recommendation, and the resulting payout was based on achieving this corporate performance factor.

On August 17, 2009, the Nortel Boards approved the following metrics and their weightings for the third quarter of 2009: revenue as reported in the Quarterly Report on Form 10-Q for the period ended September 30, 2009 (2009 Third Quarter Report) (including revenue generated by EMEA) (25%); cash and cash equivalents and short-term investments as reported in the 2009 Third Quarter Report (25%); headcount reduction (25%); and outage recovery (25%). Performance to lead time and service impact cases were replaced as metrics by headcount reduction in order to drive Nortel’s restructuring objectives. We note that as a result of the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd., beginning in the third quarter of 2009, the related ES business and NGS financial results of operations were classified as discontinued operations for all periods presented.

In addition, the Nortel Boards determined that each of the five business units including CDMA/LTE, GSM/UMTS, CVAS, ES and MEN would be subject to business unit level performance objectives for purposes of the Incentive Plan. On August 17, 2009, the Nortel Boards approved business unit metrics and their weightings for the third quarter of 2009 — revenue as reported in the 2009 Third Quarter Report, operating expense, headcount reductions, management operating margin (total revenues, less total cost of revenues, SG&A and R&D expense) and outage recovery, each weighted equally. Like outage recovery, headcount reduction is an operational performance metric on a corporate and business unit level and is an established internal measure that is not tied to the financial statements. Headcount reduction has been utilized as a measure of cost reductions during the restructuring process.

In developing the Incentive Plan for the third quarter, it was established that the results against the corporate performance objectives would be used to determine the overall pool of money available for payout while the business unit level performance results against their objectives would determine the business unit level specific allocation from this pool. Messrs. Morin’s, Hackney’s and Lowe’s performance factors would be tied to the performance of MEN, ES and CDMA/LTE, respectively. With respect to Messrs. Binning, Flanagan and Riedel, their performance factors would be based solely on the corporate measures. Mr. Zafirovski’s performance factor would have been based solely on the corporate measures, but he was ineligible to receive a bonus under the Incentive Plan for the third quarter due to his departure on August 10, 2009.

For the third quarter of 2009, the metrics were set as follows:

Metric — Corporate	Threshold	Target	Maximum
Revenue (including revenue generated by EMEA)	$1.6 billion	$1.75 billion	$2.1 billion
Cash and cash equivalents and short-term investments	$2.4 billion	$2.6 billion	$2.85 billion
Headcount reduction	2800	3100	3800
Outage recovery	66%	70%	73%

Metric — Business Unit	Business Unit	Threshold	Target	Maximum
Revenue	GSM/UMTS CVAS ES MEN CDMA/LTE	$191 million $179 million $390 million $278 million $407 million	$209 million $196 million $427 million $304 million $446 million	$250 million $235 million $512 million $365 million $535 million
Operating expense	GSM/UMTS CVAS ES MEN CDMA/LTE	$39 million $72 million $230 million $96 million $131 million	$37 million $69 million $221 million $92 million $125 million	$35 million $66 million $211 million $87 million $120 million
Headcount reduction	GSM/UMTS CVAS ES MEN CDMA/LTE	372 274 1400 199 114	412 307 1550 220 126	505 383 1900 270 154
Management operating margin	GSM/UMTS CVAS ES MEN CDMA/LTE	$28 million $(7) million $(89) million $(4) million $55 million	$34 million $(1) million $(76) million $5 million $73 million	$49 million $13 million $(46) million $25 million $114 million
Outage recovery	GSM/UMTS CVAS ES MEN CDMA/LTE	78% 56% 71% 46% 43%	82% 60% 75% 50% 47%	85% 63% 78% 53% 50%

For the third quarter of 2009, the corporate performance factor was determined as follows:

Metric — Corporate (equally weighted 25%)	Actual Performance	Percentage Achieved of Target	AIP Factor	Resulting Achievement
Revenue (including revenue generated by EMEA)	$1.75 billion	100%	100%	0.25
Cash and cash equivalents and short-term investments	$2.65 billion	102%	108%	0.27
Headcount reduction	2,890	93%	66%	0.165
Outage recovery	73%	104%	150%	0.375

Based on the foregoing, the corporate metric performance factor for the third quarter of 2009 was 1.06, determining the size of the bonus pool available for payout under the Incentive Plan.

Metric — Business Unit (equally weighted 20%)	Business Unit	Actual Performance	Percentage Achieved of Target	AIP Factor	Resulting Achievement
Revenue	GSM/UMTS CVAS ES MEN CDMA/LTE	$211 million $208 million $424 million $295 milllion $452 million	101% 106% 99% 97% 101%	101% 115% 99% 83% 104%	0.20 0.23 0.19 0.17 0.21
Operating expense	GSM/UMTS CVAS ES MEN CDMA/LTE	$34 million $73 million $222 million $96 million $110 million	92% 106% 100% 104% 88%	150% 0% 94% 50% 150%	0.30 0.0 0.19 0.10 0.30
Headcount reduction	GSM/UMTS CVAS ES MEN CDMA/LTE	472 328 1,206 227 261	115% 107% 78% 103% 207%	130% 113% 0% 109% 150%	0.26 0.23 0.0 0.22 0.30
Management operating margin	GSM/UMTS CVAS ES MEN CDMA/LTE	$60 million $21 million $(72) million $12 million $137 million	176% 2100% 105% 240% 187%	150% 150% 113% 117% 150%	0.30 0.30 0.23 0.23 0.30
Outage recovery	GSM/UMTS CVAS ES MEN CDMA/LTE	85% 60% 78% 51% 56%	104% 100% 104% 102% 119%	150% 100% 150% 117% 150%	0.30 0.20 0.30 0.23 0.30

Since the sum of the business units’ performance resulted in a total cost greater than the pool of money available for payout (based on the corporate performance results), the Nortel Boards adjusted each business unit factor downward by approximately 6% in its determination of final adjusted business unit performance factors. These adjusted business unit factors (1.28 for GSM, 0.90 for CVAS, 0.86 for ES, 0.89 for MEN and 1.32 for CDMA/LTE, respectively) were then multiplied by the corporate metric performance factor in order to reach the total performance factor applicable to each of Messrs. Morin, Hackney and Lowe. As a result, the performance factors used in the third quarter of 2009 to determine the Incentive Plan bonuses for the named executive officers were as follows:

Name	Performance Factor
P.S. Binning	106% (Corporate)
J.G. Flanagan	106% (Corporate)
G.A. Riedel	106% (Corporate)
P. Morin	106% x 89% (MEN)
J.J. Hackney, Jr.	106% x 86% (ES)
R.S. Lowe	106% x 132% (CDMA/LTE)

On November 13, 2009, the Nortel Boards amended the Incentive Plan in order to discontinue the use of metrics based upon the quarterly corporate performance of Nortel as a whole and to provide instead for metrics based solely upon the quarterly performance of one or more individual business units of Nortel as determined by the Nortel Boards for purposes of the Incentive Plan. The performance factor of Messrs. Binning and Riedel were determined based on a composite average of the performance of each business unit’s respective metrics due to their company-wide positions of responsibility. The amendment to the Incentive Plan was effective as of October 1, 2009, and was applicable to bonuses payable with respect to the fourth quarter of 2009. On November 13, 2009, the Nortel Boards also designated the business unit(s) and respective metrics for each participant in the Incentive Plan with respect to the fourth quarter of 2009. The business units designated for this purpose include GSM/UMTS, CVAS, ES, MEN and CDMA/LTE and also Corporate Group and NBS. The business unit metrics designated for this purpose are revenue as reported in this 2009 Annual Report, Nortel’s cash and cash equivalents and short-term investments as reported in this 2009 Annual Report (not applicable to CDMA/LTE), headcount reductions, management operating margin (total revenues, less total cost of revenues, SG&A and R&D expense), outage recovery (not applicable to MEN) and performance to lead time (applicable only to MEN).

For the fourth quarter of 2009, the business unit metrics were set as follows:

Metric — Business Unit (equally weighted 20%, with exception of CDMA/LTE)	Business Unit	Threshold	Target	Maximum
Revenue	GSM/UMTS CVAS ES MEN CDMA/LTE	$162 million $167 million $405 million $295 million $100 million	$177 million $183 million $442 million $323 million $143 million	n/a n/a n/a n/a $214 million
Cash and cash equivalents and short-term investments	GSM/UMTS, CVAS, ES, and MEN CDMA/LTE	$2.475 billion n/a	$2.685 billion n/a	$2.760 billion n/a
Headcount reduction	GSM/UMTS CVAS ES MEN CDMA/LTE	56 56 242 51 n/a	70 70 480 68 n/a	95 95 717 102 n/a
Management operating margin	GSM/UMTS CVAS ES MEN CDMA/LTE	$25 million $2 million $(53) million $19 million n/a	$30 million $8 million $(46) million $29 million n/a	n/a n/a n/a n/a n/a
Outage recovery	GSM/UMTS CVAS ES CDMA/LTE	82% 58% 72% n/a	86% 61% 78% n/a	91% 66% 83% n/a
Performance to lead time	MEN	76%	80%	85%

In setting these metrics, certain assumptions were made regarding the effects of sales transactions closing during the quarter, including pro ration of affected business units’ targets to the extent closings occurred prior to December 31, 2009.

The metrics set for Corporate Group and NBS are a mix of financial and various operational targets. With respect to Corporate Group, the Nortel Boards set four metrics with a weighting of 25% each: Nortel’s cash and cash equivalents and short-term investments as reported in this 2009 Annual Report, headcount reduction, asset management milestones and corporate operational milestones. Due to the numerous and subjective nature of the asset management milestones (including milestones relating to all aspects of the process of divesting certain Nortel business units) and corporate operational milestones (including milestones with respect to regulatory compliance, cost cutting measures and bankruptcy-related criteria), no one milestone could be material to the determination of the Corporate Group performance factor. With respect to cash and cash equivalents and short-term investments and headcount reductions, the targets were set as follows:

Corporate Group Metric	Threshold	Target	Maximum
Cash and cash equivalents and short-term investments	$2.475 billion	$2.685 billion	$2.76 billion
Headcount reduction	24	29	34

With respect to NBS, the Nortel Boards set four metrics with a weighting of 25% each: Nortel’s cash and cash equivalents and short-term investments as reported in this 2009 Annual Report, headcount reduction, NBS operating cost (gross managed spending below Gross Margin (excluding EMEA)) and NBS operational milestones (including milestones with respect to cost-cutting measures and successfully meeting certain contractual obligations relating to Nortel’s business divestitures). Due to the numerous and subjective nature of the NBS operational milestones, no one milestone could be material to the determination of the NBS performance factor. With respect to cash, headcount reductions and NBS operating cost, the targets were set as follows:

NBS Metric	Threshold	Target	Maximum
Cash and cash equivalents and short-term investments	$2.475 billion	$2.685 billion	$2.760 billion
Headcount reduction	165	181	199
NBS operating cost	$174 million	$158 million	$142 million

For the fourth quarter of 2009, business unit performance factors were determined as follows:

Metric — Business Unit (equally weighted 20% except for CDMA/LTE)	Business Unit	Actual Performance	Percentage Achieved of Target	AIP Factor	Resulting Achievement
Revenue	GSM/UMTS CVAS ES MEN CDMA/LTE	$201 million $194 million $410 million $327 million $148 million	113% 106% 108% 101% 103%	100% 100% 100% 100% 103%	0.20 0.20 0.20 0.20 1.03
Cash and cash equivalents and short-term investments	GSM/UMTS, CVAS, ES and MEN CDMA/LTE	$2.832 billion n/a	105% n/a	150% n/a	0.30 n/a
Headcount reduction	GSM/UMTS CVAS ES MEN CDMA/LTE	75 117 636 65 n/a	107% 167% 133% 96% n/a	110% 150% 133% 92% n/a	0.22 0.30 0.27 0.18 n/a
Management operating margin	GSM/UMTS CVAS ES MEN CDMA/LTE	73 23 (35) 35 n/a	243% 288% 113% 121% n/a	100% 100% 100% 100% n/a	0.20 0.20 0.20 0.20 n/a
Outage recovery	GSM/UMTS CVAS ES CDMA/LTE	90% 69% 81% n/a	105% 113% 104% n/a	140% 150% 130% n/a	0.28 0.30 0.26 n/a
Performance to lead time	MEN	86%	108%	150%	0.30

Metric — Corporate	Actual Performance	Percentage Achieved of Target	AIP Factor	Resulting Achievement
Cash and cash equivalents and short-term investments	$2.832 billion	105%	150%	0.37
Headcount reduction	35	121%	150%	0.37

Metric — NBS	Actual Performance	Percentage Achieved of Target	AIP Factor	Resulting Achievement
Cash and cash equivalents and short-term investments	$2.832 billion	105%	150%	0.37
Headcount reduction	252	139%	150%	0.37
NBS operating cost	$140 million	111%	150%	.037

Based on management’s recommendation, the Nortel Boards determined to exercise their discretion and adjust each business unit performance factor and the resulting payout downward (other than for CDMA/LTE) in order to disregard certain uncontrollable items relating to the cash and cash equivalents and short-term investments metric in connection with our current circumstances under the Creditor Protection Proceedings. These items were largely the result of conservative financial forecasts that resulted in metric targets that the Nortel Boards felt did not appropriately measure performance. The CDMA/LTE performance factor was not adjusted as the cash and cash equivalents and short-term investments metric did not apply to this business unit.

As a result of the foregoing, as well as determinations made with respect to Corporate Group regarding performance against headcount reductions, asset management milestones and corporate operational milestones and with respect to NBS regarding NBS operational milestones, the performance factor used in the fourth quarter of 2009 to determine the Incentive Plan bonuses for the named executive officers was as follows:

Name	Performance Factor
P.S. Binning	117% (Composite average of the performance of each business units respective metrics)
J.G. Flanagan	135% (NBS)
G.A. Riedel	117% (Composite average of the performance of each business units respective metrics)
P. Morin	109% (MEN)
J.J. Hackney, Jr.	114% (ES)
R.S. Lowe	103% (CDMA/LTE based on the performance against revenue metrics during October 1, 2009 through November 13, 2009)

Nortel is continuing the Incentive Plan for 2010. The 2010 Incentive Plan has been designed in two parts, one for the remaining business units (MEN, CVAS, GSM/UMTS, Multiservice Switch Portfolio (MSS) and LGN) (the Nortel Networks Limited Annual Incentive Plan for Business Units (Incentive Plan for Business Units)) and the other for NBS and Corporate Group (the Nortel Networks Limited Annual Incentive Plan for Nortel Business Services and Corporate Group (Incentive Plan For NBS and Corporate Group)). The bifurcation of the Incentive Plan is intended to align the work that remains in the Creditor Protection Proceedings by motivating the employees in the business units to continue to work towards the divestitures of the business units, on the one hand, and motivating the employees in NBS and Corporate Group to continue to fulfill Nortel’s contractual obligations under transitional service agreements and to complete our restructuring matters and plan toward conclusion of the CCAA Proceedings and Chapter 11 Proceedings, respectively, on the other hand. The Incentive Plan for Business Units will continue with quarterly plan periods. Under the Incentive Plan for NBS and Corporate Group, award determinations and payouts will be made on a semi-annual basis; except that award determinations and payouts for senior management participating in the Incentive Plan for NBS and Corporate Group will be made on an annual basis. Messrs. Binning, Riedel and Morin are eligible to participate in the Incentive Plan for Business Units. None of the named executive officers is eligible to participate in the Incentive Plan for NBS and Corporate Group.

The Nortel Boards approved, effective March 10, 2010, the following metrics for the first quarter under the Incentive Plan for Business Units: revenue, operating expense (not applicable to MSS and LGN), management operating margin (applicable only to MSS) and headcount reduction (not applicable to GSM/UMTS or MSS).

Key Executive Incentive Plan and Key Employee Retention Plan

We developed, in co-ordination with Mercer, a key employee incentive and retention program for employees in North America, CALA and Asia. The program consists of the Nortel Networks Corporation Key Executive Incentive Plan (the KEIP) and Nortel Networks Corporation Key Employee Retention Plan (the KERP). The KEIP was developed in order to provide incentives to the executives to guide Nortel out of the Creditor Protection Proceedings as swiftly as possible, while the KERP was aimed at retaining key employees by providing a degree of job security and preventing attrition of key employees before a confirmed plan of reorganization was obtained. The KEIP and the KERP expire July 14, 2010.

A careful evaluation process was undertaken to select the eligible executives to participate in the KEIP and eligible employees to participate in the KERP. We took into consideration whether such role was critical to accomplish a successful reorganization, the cost and the likelihood of finding a suitable replacement for such employee and the latest 2008 performance review of such employee.

Both the Canadian Monitor and the U.S. Creditors’ Committee supported the implementation of the KEIP and the KERP. They were consulted regarding the KEIP and KERP and were offered an opportunity to review and evaluate them. Substantial feedback was received and the KEIP and KERP were modified as a result of this process. The U.S. Creditors’ Committee’s support of the KEIP with respect to members of the senior leadership team, including the participating named executive officers, was conditioned solely on the delivery by Nortel to the U.S. Creditors’ Committee of projections for calendar year 2009 prepared by management acting reasonably in accordance with Nortel’s ordinary course business practices, taking into account the performance of the business in light of current global economic conditions as well as specific competitive challenges facing Nortel.

On March 6, 2009, the KEIP and KERP were approved by the Canadian Court in the CCAA Proceedings and the U.S. Court in the Chapter 11 Proceedings. Further, on March 20, 2009, the participation in the KEIP by the senior leadership team, including the participating named executive officers (except for Mr. Zafirovski), was approved by the Canadian Court in the CCAA Proceedings and the U.S. Court in the Chapter 11 Proceedings.

The KEIP was designed by taking into account the levels of compensation at other comparable companies. 92 executives of Nortel were approved to participate in the KEIP, including the named executive officers with the exception of Mr. Zafirovski. Mr. Zafirovski was not a participant in the KEIP. Executives participating in the KEIP were eligible to receive an incentive award equivalent to a percentage of their annual base salaries (ranging from an average award size of 20% to 183% of their annual base salary, depending on the participant’s experience and responsibilities). Executives who were participants in the Change in Control Plan (CIC Plan) were required to waive any entitlement to any claim they may have had under the CIC Plan before they became eligible to participate in the KEIP.

The KERP was tailored to provide incentives to 880 non-executive employees. None of the named executive officers participated in the KERP. Employees participating in the KERP were eligible to receive incentive awards equivalent to a percentage of their annual base salaries ranging from 13% to 44% of their annual base salary, depending on the participant’s experience and responsibilities.

The awards under the KEIP and KERP were tied to the achievement of three important milestones: (1) the achievement of North American objectives of Nortel’s cost reduction plan; (2) the achievement of certain parameters that will result in a leaner and more focused organization; and (3) the later of the confirmation of our plan of reorganization or the confirmation by the Canadian Court of a plan or plans of restructuring and/or arrangement in Canada. Under the KEIP and KERP, 25% of each incentive award vests upon achievement of the first milestone, 25% vests upon achievement of the second milestone and 50% vests upon achievement of the third milestone. In order to receive an award, a participant must be employed on the vesting date; however, awards may be accelerated and paid out under certain circumstances as a result of termination of employment in connection with a divestiture.

On July 2, 2009, the CHRC, in consultation with the Canadian Monitor and advisors to U.S. Creditors’ Committee and the Bondholder Group, determined that the first milestone under the KEIP was achieved as of the close of business on June 26, 2009, and the first bonus award was subsequently paid to participants in the KEIP, including the eligible named executive officers, and the KERP. On November 13, 2009, the Nortel Boards, in consultation with the Canadian Monitor and advisors to U.S. Creditors’ Committee and the Bondholder Group, determined that the second milestone under the KEIP was achieved as of the closing of the sale of substantially all of the CDMA business and LTE Access assets to Ericsson, and the second bonus award was subsequently paid to participants in the KEIP, including the eligible named executive officers, and the KERP.

On February 11, 2010, we filed a motion with the Canadian Court in the CCAA Proceedings and the U.S. Court in the Chapter 11 Proceedings requesting that they authorize the immediate vesting and related payment of awards tied to the third milestone to participants in the KEIP and KERP employed by either NBS or the Corporate Group. We felt this request was necessary to (i) reflect that since the time the KEIP and KERP were designed, the objective of the bankruptcy had changed from reorganizing Nortel’s businesses as they existed on the Petition Date to an orderly disposition of operating businesses and maximizing the value of residual assets, and (ii) ensure that employees in NBS and the Corporate Group were not penalized for their continued efforts to benefit the estates. We believed that because the objective of Nortel’s global insolvency proceedings became the orderly disposition of Nortel’s businesses, the third milestone should be tied to the sales of Nortel’s operating businesses rather than confirmation of a plan of reorganization. Due to the efforts of the NBS and Corporate Group participants, Nortel has sold a majority of its businesses through various sales. Moreover, under the KEIP and KERP, the third milestone was accelerated for those employees transferred as part of the business sales or terminated involuntarily in connection with such sales. However, because the plans contemplated a reorganization of Nortel rather than the sale of its businesses, payments under the third milestone have not been made to the NBS and Corporate Group employees. We felt that these employees had worked towards and achieved the objective of selling a majority of the businesses and should be rewarded and not penalized for remaining with Nortel and continuing to work to benefit Nortel and its stakeholders. On March 4, 2010, we obtained U.S. Court approval and on March 8, 2010 we obtained Canadian Court approval for such payments to be made under the KEIP and KERP and payments under the plans will be made to participants as soon as practicable. None of the named executive officers will receive the immediate vesting and payment of such awards pursuant to these court approvals.

Nortel Special Incentive Plan

On March 4, 2010, we obtained U.S. Court approval and on March 8, 2010 we obtained Canadian Court approval of the Nortel Special Incentive Plan. The Special Incentive Plan was developed by Nortel (excluding the EMEA Debtors) in conjunction with Mercer as well as a number of its significant stakeholders. The Nortel Special Incentive Plan is designed to provide cash incentive payments to certain employees (other than those domiciled in EMEA or employed by the joint ventures) holding positions with NBS or Corporate Group to encourage the achievement of certain performance targets and other business goals important to Nortel, including the successful conclusion of the CCAA Proceedings and the Chapter 11 Proceedings, the compliance with Nortel’s obligations under various transaction agreements and the wind down of various Nortel entities. None of the named executive officers is a participant in the Special Incentive Plan.

Other Compensation

Named executive officers were also provided with other compensation as reflected in the “All Other Compensation” column in the Summary Compensation Table for Fiscal Year 2009 and as more fully described under “Material Terms of Employment Agreements and Arrangements with Named Executive Officers” below. The objective of providing other compensation in 2009 was generally to provide executives with the devices to perform their duties more efficiently.

Long-Term Incentives

On February 27, 2009, we obtained Canadian Court approval (the equity termination order) to terminate our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested. We obtained the express ability under the initial order in the CCAA Proceedings to repudiate the equity plans; however, for tax reasons primarily related to Section 409A of the U.S. Internal Revenue Code (Code), we sought this approval. We also sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to both Nortel and the plan participants. Historically, long-term incentives were awarded as they provided named executive officers with a proprietary future interest in Nortel and thereby encouraged and rewarded performance by aligning compensation with corporate performance. Long-term incentives also promoted retention. As a result of the equity termination order, long-term incentives are no longer an element of our compensation program for named executive officers. In the place of long-term incentives, we have developed incentive programs specific to our situation and designed to provide a meaningful level of stability, morale and motivation in the workplace, such as the KEIP and KERP and the Special Incentive Plan.

Pension Plans

Nortel has maintained various employee pension plans in which the named executive officers are eligible to participate. Our employee pension programs have evolved over time in response to competitive market practice and while we continue to maintain a number of plans with active participants, many of these plans are closed to new entrants. In special cases, we entered into special pension arrangements where we deemed it necessary to attract high-performing senior executives. Nortel continues to evaluate its pension and post retirement benefit obligations in the context of the Creditor Protection Proceedings and except as resolved in the Settlement Agreement (see “Executive Overview — Creditor Protection Proceedings — Settlement Agreement with Former and Disabled Canadian Employee Representatives” in the “Managements Discussion and Analysis of Financial Condition and Results of Operations” section of this report), Nortel’s current expectations regarding global pension plan funding in 2010 is subject to change and funding beyond 2010 is uncertain at this time.

On July 17, 2009, the PBGC provided a notice to NNI that the PBGC had determined under ERISA that: (i) the Retirement Income Plan, a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Retirement Income Plan must be terminated in order to protect the interest of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of the termination of the Retirement Income Plan. On September 8, 2009, pursuant to an agreement between the PBGC and the Retirement Plan Committee, the Retirement Income Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the Retirement Income Plan.

On February 8, 2010, NNC, NNL and the other Canadian Debtors reached an agreement on certain employment related matters regarding former Canadian Nortel employees, including our Canadian registered pension plans and benefits for Canadian pensioners and Nortel employees on LTD. We entered into the Settlement Agreement with court-appointed representatives of our former Canadian employees, pensioners and LTD beneficiaries, Representative Counsel, the Canadian Auto Workers’ union and the Canadian Monitor. The Settlement Agreement is subject to, among other things, the approval of the Canadian Court. The Settlement Agreement provides that Nortel will continue to administer the Nortel Networks Negotiated Pension Plan and the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan until September 30, 2010, at which point these pension plans will be transitioned, in accordance with the Pension Benefits Act (Ontario), to a new administrator appointed by the Superintendent of Financial Services. Nortel and the Canadian Monitor will take all reasonable steps to complete the transfer of the administration of the pension plans to the new administrator. Nortel will continue to fund these pension plans consistent with the current service and special payments it has been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter will make current service payments until September 30, 2010.

For information on Nortel’s obligations under the pension plans, see the “Managements Discussion and Analysis of Financial Condition and Results of Operations” section of this report and note 14, “Employee benefit plans” of the accompanying audited consolidated financial statements.

Indemnification Agreements

Pursuant to indemnification agreements entered into between NNC, NNL and each Board-appointed officer, including the named executive officers, NNC and NNL have agreed to indemnify and reimburse each officer for all injury, liability, loss, damage, charge, cost, expense, fine or settlement amount reasonably incurred by such officer, including reasonable legal and other professional fees:

•

in connection with a claim, action, suit, application, litigation, charge, complaint, prosecution, assessment, reassessment, investigation, inquiry, hearing or other proceeding of any nature or kind whatsoever, whether civil, criminal, administrative or otherwise, made, asserted against or affecting such officer or in which such officer is required by law to participate or in which such officer participates at the request of NNC or NNL or in which such director chooses to participate, if it relates to, arises from, or is based on such individual’s service as an officer of NNC or NNL or service as a director or officer of any entity of Nortel or any other entity at the request of NNC or NNL; or

•

otherwise related to, arising from or based on such individual’s service as an officer of NNC or NNL or service as a director or officer of any entity of Nortel or any other entity at the request of NNC or NNL, except if such indemnification or reimbursement would be prohibited by the Canada Business Corporations Act (CBCA), or any other applicable law.

The initial order of the Canadian Court in the CCAA Proceedings ordered the Canadian Debtors to indemnify directors and officers of the Canadian Debtors for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations. The initial order also included a charge against the property of the Canadian Debtors in an aggregate amount not exceeding CAD$90 million as security for such indemnification obligations. On February 26, 2010, the Nortel Boards approved the reduction in the amount of the charge to an aggregate amount not exceeding CAD$45 million subject to receiving an order of the Canadian Court approving such reduction and providing for certain related releases in respect of such claims.

In addition, in conjunction with the Creditor Protection Proceedings, NNC established a directors’ and officers’ trust (D&O Trust) in the amount of approximately CAD$12 million. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries and joint venture entities), by reason of that association with NNC or other entity, to the extent such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

Enhanced Severance Plan

While Nortel’s obligations arising under the Nortel Networks Enhanced Severance Allowance Plan (the ESAP) will continue to be considered in the context of the Creditor Protection Proceedings, currently Nortel is not making payments or benefits under this plan.

The ESAP provides for a select group of management and highly compensated employees of NNI or any other U.S. subsidiary or affiliate of Nortel to receive severance benefits upon the termination of their employment. Employees with at least three months of service and at the vice- president level or above as of the date of termination, are eligible to receive benefits if their employment is terminated:

•	involuntarily for any reason other than for conduct that was not in the best interests of the company or for failure to submit to or to pass a background check required by a customer

•

by voluntary resignation in direct response to a reclassification of his or her current position, unless the employee is offered and voluntarily accepts a different position with the company or a subsidiary or is offered and refuses a comparable position

•

as part of a reduction in Nortel’s workforces, other than where the employee is offered and accepts another position with the company or an affiliate, or where the employee is offered and refuses a comparable position

Severance benefits under the ESAP are not available to employees who are transferred to new entities as part of a divestiture or spin-off of a business or to employees who are eligible for severance benefits under other Nortel severance plans or individual written agreements. Mr. Riedel is eligible to participate in the ESAP. Messrs. Flanagan and Lowe were eligible to participate in the ESAP until the date of the cessation of employment on February 1, 2010 and November 13, 2009, respectively. However, due to the terms of their termination of employment, Messrs. Flanagan and Lowe were not entitled to any payments under the ESAP.

Under the ESAP, qualified participants receive a severance allowance of at least twelve months’ base monthly salary (in each case offset by any statutorily required payments), distributed in bi-weekly payments over the duration of the severance allowance period, commencing after termination of employment. Additional severance allowance payments may be paid at the sole discretion of Nortel. The employee is also eligible to continue his or her coverage under the group term life insurance, accidental death and dismemberment insurance, FLEX benefits, and health insurance, all at the contribution rate of active employees.

In order to receive the severance benefits, unless otherwise waived by Nortel, the employee must execute a release of all claims against the company related to his or her employment, and must agree to comply with certain restrictive covenants. If the employee is subsequently reemployed by Nortel while receiving severance benefits, any remaining unpaid benefits cease.

CIC Plan

We established the CIC Plan in order to provide certain arrangements, including cash payments, accelerated vesting of equity awards, and continuation of health and other benefits, for certain executives whose employment with Nortel was terminated as a result of change in control. In order to reinforce and encourage the continued attention and commitment of executives under potentially disruptive business circumstances, the CIC Plan provided the arrangements noted above to certain executives where both of the following conditions would have been met: (i) a change in control of NNC; and (ii) the participant’s employment has been terminated or his or her roles and responsibilities have been substantially altered.

All former participants of the CIC Plan were eligible to participate in the KEIP, including the named executive officers (with the exception of Mr. Zafirovski). Upon eligibility to participate in the KEIP, the CIC Plan participants waived any entitlement under the CIC Plan.

On March 20, 2009, the Canadian Court in the CCAA Proceedings granted an order for the termination of the CIC Plan.

Policies and Guidelines

In 2009, the following policies and guidelines applied to the named executive officers, as well as to certain other executive officers and employees.

Policy on Company Aircraft

The CHRC had adopted a written policy regarding travel on company aircraft under which Nortel provided the company aircraft primarily for the safe and efficient travel of the president and chief executive officer and his senior management team. Following the initiation of the Creditor Protection Proceedings, management grounded the company aircraft and the CHRC formally revoked the policy.

Policy on Recoupment of Incentive Compensation

The Nortel Boards have a written policy regarding the recoupment of incentive compensation. The recoupment policy was adopted by the CHRC in order to establish and reserve the right of Nortel to recoup incentive compensation payments under certain conditions. This right exists in respect of plan years from January 1, 2007 and equity awards granted on or after January 1, 2007, and may be enforced against any employees who have been designated by the Nortel Boards (initially all directors, senior executives and other reporting insiders under Canadian securities laws) in circumstances involving intentional misconduct that contributes, directly or indirectly, to an error in financial information that materially affects the value of such incentive compensation realized by the employee. If the Nortel Boards determine that an employee committed such intentional misconduct, Nortel is entitled to issue proceedings to recover damages against that employee in respect of any losses incurred or as a result of or in connection with that intentional misconduct. Nortel may, under the recoupment policy, recoup any incentive compensation as an advance against such damages, whether or not proceedings are issued by Nortel. Incentive compensation payments that Nortel may recoup include all sales and incentive compensation, equity-based compensation, bonus payments and any matching pension plan payments made by Nortel.

Share Ownership

Nortel historically established share ownership guidelines for senior executives and other reporting insiders, which were intended to ensure that management had the same interests as shareholders in the value of NNC common shares. The settlement of the long-term incentive awards in NNC common shares was intended to serve as a means for management to achieve the share ownership guidelines. In light of the Creditor Protection Proceedings, it is no longer possible for senior executives and other reporting insiders to comply with the share ownership guidelines and, accordingly, the share ownership guidelines have been repealed.

Tax and Accounting Effects

Section 162(m) of the U.S. Internal Revenue Code (Code) limits the deductibility from U.S. taxable income of certain types of compensation in excess of $1.0 million paid by a “publicly held corporation” to certain of its executive officers. This limitation generally applies to all compensation other than that which is considered to be “performance-based” for purposes of the Code. Certain of our programs, although based on the performance of Nortel and the individual, may not be considered “performance-based” for purposes of Section 162(m) of the Code. We have determined that it is not appropriate at this time to limit our discretion to design compensation arrangements for executive officers to qualify such compensation for exemption from the deduction limits of 162(m) of the Code.

Nortel has been using the fair value method to account for its long-term incentive awards in accordance with FASB ASC 718 “Compensation — Stock Compensation” (ASC 718, formerly FAS 123R). All of our long-term incentive awards were subject to the provisions of ASC 718.

The Role of Consultants in Nortel’s Named Executive Officer Compensation Program

From July 2007 to February 2009, the CHRC retained Hugessen Consulting Inc. (HCI) to assist in connection with the review of current and future executive compensation and benefit programs. During 2009, HCI did not advise the CHRC on these programs. In February 2009, the CHRC terminated its retainer with HCI as it was determined that HCI’s services were no longer required as a result of the Creditor Protection Proceedings and the CHRC and Nortel Boards have since relied on management’s compensation consultant, Mercer.

Nortel has retained Mercer, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc. (MMC), to provide advice and recommendations related to its compensation programs, including executive compensation. Mercer earned approximately $570,000 in 2009 for its work related to the employee compensation program (including executive compensation) and director compensation. Mercer’s consulting regarding employee compensation (including executive compensation) was primarily related to the design of compensation programs in connection with the Creditor Protection Proceedings and included: analysis and review of Nortel’s executive pay issues; assistance with the termination of Nortel’s equity-based compensation plans; advice with regard to the design, management and administration of the Incentive Plan for 2009, the KEIP and KERP and the Nortel Special Incentive Plan; expert witness testimony regarding Mercer’s analyses, assessments and recommendations with respect to court approval of the KEIP and KERP; and a summary report with respect to the above work, setting forth Mercer’s findings, conclusions and recommendations. Mercer also consulted on director compensation in connection with the Creditor Protection Proceedings.

During 2009, Nortel also retained Mercer and its MMC affiliates to provide services related to retirement and benefits consulting and administration and insurance related matters. The aggregate fees paid in 2009 for these other services were approximately $13.9 million.

Mercer has implemented policies and procedures so Mercer and the Nortel Boards are confident that the advice the Nortel Boards receive from the individual compensation consultant is objective and not influenced by Mercer’s or its affiliates’ relationships with Nortel. These policies and procedures include:

•	The consultant receives no incentive or other compensation based on the fees charged to Nortel for other services provided by Mercer or any of its affiliates;

•	The consultant is not responsible for selling other Mercer or affiliate services to Nortel; and

•

Mercer’s professional standards prohibit the individual consultant from considering any other relationships Mercer or any of its affiliates may have with Nortel in rendering his or her advice and recommendations.

Summary Compensation Table for Fiscal Year 2009

The following table sets forth the compensation awarded to, earned by, or paid to each of Nortel’s named executive officers for services rendered by them to Nortel during the 2009 fiscal year. Nortel’s obligations concerning named executive officer compensation will continue to be reviewed in the context of Creditor Protection Proceedings.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Stock Incentive Plan Compensation ($)(2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)		Total ($)
M.S. Zafirovski Former President and Chief Executive Officer(5)	2009	727,251	(6)	—	—	—	1,185,847	(6)	1,086,099	417,017	(6)	3,416,214
	2008	1,287,093	(6)	—	2,156,112	2,228,444	—		455,932	378,466	(6)	6,506,047
	2007	1,272,941	(6)	—	2,906,299	3,190,537	1,288,853	(6)	698,714	378,559	(6)	9,735,903

P.S. Binning Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer	2009	598,860	(6)	—	—	—	1,327,974	(6)	—	25,088	(6)	1,951,922
	2008	643,490	(6)	—	900,659	451,335	—		—	381,490	(6)	2,376,974
	2007	97,191	(6)	—	1,514,700	—	—		—	17,438	(6)	1,629,329

J.G. Flanagan President, Nortel Business Services(7)	2009	499,545	(8)	—	—	—	1,108,500		8,444	7,185		1,623,674

G.A. Riedel Chief Strategy Officer	2009	450,000		—	—	—	997,875		7,170	65,380		1,520,425

P. Morin President, Metro Ethernet Networks	2009	414,730	(6)	—	—	—	719,424	(6)	16,339	38,707	(6)	1,189,200

J.J. Hackney, Jr. Former President, Enterprise Solutions(9)	2009	507,880		—	—	—	1,665,774		—	16,210		2,189,864
	2008	519,841		—	626,363	313,940	—		—	32,300		1,492,444
	2007	463,405		—	912,169	455,452	325,000		—	98,038		2,254,064

R.S. Lowe Former President, Wireless Networks(10)	2009	436,508		—	—	—	1,569,900		353,183	54,996		2,414,587
	2008	500,000		—	587,074	294,365	—		—	11,122		1,392,561
	2007	500,000		—	912,169	455,452	250,000		346,497	3,691		2,467,809

(1)	Amounts set forth in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of RSU and PSU awards and stock option awards, respectively, determined in accordance with FASB ASC Topic 718. A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2008 and 2007 may be found in “Share-based compensation plans” in note 20 and note 18, respectively, to the audited consolidated financial statements contained in the Annual Report on Form 10-K filed for such fiscal year. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, were terminated and therefore no value was or will be realized with respect to these equity awards.
(2)	Represents incentive cash awards earned under the Incentive Plan and the KEIP, including KEIP awards paid to Messrs. Hackney and Lowe upon transfer of employment.
(3)	Represents the aggregate increase in the actuarial present value of accumulated benefits under the defined benefit and actuarial pension plans (including supplemental plans) from the plan measurement date used for financial statement reporting purposes with respect to the prior completed fiscal year to the plan measurement date used for financial statement reporting purposes with respect to the covered fiscal year as set out below. The value in the table for Mr. Zafirovski is based on service through his termination of employment on August 10, 2009. As a result of Mr. Zafirovski’s termination prior to completion of five years of service, Mr. Zafirovski is not eligible to receive any pension benefit from the special pension benefit arrangement and therefore will not realize the pension value reported as compensation for 2009.

Name	Year	Plan Name	Amount ($)
M.S. Zafirovski	2009	Special Pension Benefit Arrangement	1,086,099
J.G. Flanagan	2009	Nortel Networks Retirement Income Plan	7,675	(1)
		Nortel Networks Restoration Plan	769
G.A. Riedel	2009	Nortel Networks Retirement Income Plan	4,628	(1)
		Nortel Networks Restoration Plan	2,542
P. Morin	2009	Nortel Networks Managerial and Non-Negotiated Pension Plan	85,044	(2)
		Nortel Networks Excess Plan	(68,705	)(2)
R.S. Lowe	2009	Nortel Networks Retirement Income Plan	50,280	(1)
		Nortel Networks Restoration Plan	93,829
		Nortel Networks Managerial and Non-Negotiated Pension Plan	70,723	(2)
		Nortel Networks Excess Plan	137,959	(2)
		Nortel Networks Transitional Retirement Allowance Plan	392	(2)

(1)	The Retirement Income Plan was terminated by the PBGC effective July 17, 2009, and the PBGC was appointed trusteeship of the plan on September 8, 2009. Nortel is no longer the plan sponsor.
(2)	Amounts have been converted using the average of the exchange rates in effect during 2009 equal to US$1.00 = CAD$1.1405.

(4)	In accordance with the SEC rules, for each named executive officer, the table below sets forth specific amounts for payments or reimbursements by Nortel in 2009 with respect to taxes, contributions to defined contribution plans, accrued vacation and perquisites exceeding the greater of $25,000 or 10% of his total perquisites:

M.S. Zafirovski

•   Tax preparation services, financial planning fees, the incremental cost of personal travel on the company aircraft and spousal travel on commercial airlines

•   Nortel contributions under the Managerial and Non-Negotiated Pension Plan (Part III) defined contribution pension plan ($9,645) and the Nortel Networks Limited Investment Plan for Employees — Canada ($67,217)

•   Tax payments pursuant to the tax-equalization provisions in his employment agreement ($172,726)

•   Payment for accrued and unused vacation in accordance with company-wide policy ($114,782)

P.S. Binning

•   Nortel contributions under the Managerial and Non-Negotiated Pension Plan (Part III) defined contribution pension plan ($19,290) and the Nortel Networks Limited Investment Plan for Employees — Canada ($4,188)

•   Taxes paid on his behalf for tax preparation services ($1,610)

J.G. Flanagan	• Nortel contributions under the Nortel Networks Long-Term Investment Plan ($4,900) • Taxes paid on his behalf for tax preparation services ($2,285)
G.A. Riedel

•   Nortel contributions under the Nortel Networks Long-Term Investment Plan ($4,900)

•   Tax payments pursuant to the tax-equalization provisions in his employment agreement ($32,213)

•   Taxes paid on his behalf pursuant to the tax-equalization provisions in his employment agreement and for tax preparation services ($28,267)

P. Morin

•   Nortel contributions under the Managerial and Non-Negotiated Pension Plan (Part III) defined contribution pension plan ($13,892) and the Nortel Networks Limited Investment Plan for Employees — Canada ($22,434)

•   Taxes paid on his behalf for tax preparation services ($2,381)

J.J. Hackney, Jr.	• Nortel contributions under the Nortel Networks Long-Term Investment Plan ($12,250) • Taxes paid on his behalf for tax preparation services ($3,960)
R.S. Lowe

•   Nortel contributions under the Nortel Networks Long-Term Investment Plan ($4,900)

•   Taxes paid on his behalf for tax preparation services ($2,019)

•   Payment for accrued and unused vacation in accordance with company-wide policy ($48,077)

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

(5)	On August 10, 2009, Nortel announced Mr. Zafirovski’s departure effective August 10, 2009.
(6)	Represents the U.S. Dollar equivalent of certain payments actually earned or paid in local currency. Amounts for the incremental cost of air travel in Canadian Dollars have been converted using the month-end exchange rate in effect during the applicable month of travel. All other compensation paid in Canadian Dollars has been converted using the average of the exchange rates in effect during 2009 equal to US$1.00 = CAD$1.1405, during 2008 equal to US$1.00 = CAD$1.0614 and during 2007 equal to US$1.00 = CAD$1.0732, respectively, other than Mr. Binning’s salary for 2007 which was converted to U.S. Dollars using the average of the month-end exchange rates for November and December 2007 equal to US$1.00 = CAD$0.9849. Mr. Zafirovski did not receive a salary increase in 2007, 2008 or 2009. From November 13, 2006 to his departure on August 10, 2009, Mr. Zafirovski’s base salary was paid in Canadian Dollars, prior to which it was paid in U.S. Dollars. The increases reflected in the “Salary” column are attributable to this currency conversion.
(7)	Mr. Flanagan was appointed President, Nortel Business Services effective August 10, 2009. Mr. Flanagan resigned as President, Nortel Business Services effective February 1, 2010.
(8)	Mr. Flanagan’s base salary was increased from $390,000 to $450,000 effective March 19, 2009, and increased from $450,000 to $600,000 effective August 3, 2009.
(9)	In connection with the closing of the sale of substantially all of the assets of the Enterprise Solutions business on December 18, 2009, Mr. Hackney’s employment was transferred from Nortel to Avaya.
(10)	In connection with the closing of the sale of substantially all of the CDMA business and LTE Access assets on November 13, 2009, Mr. Lowe’s employment was transferred from Nortel to Ericsson.

Material Terms of Employment Agreements and Arrangements with Named Executive Officers

The following is a summary of the material terms of the employment agreements for the named executive officers. Nortel’s obligations under these agreements will continue to be reviewed and considered in the course of the Creditor Protection Proceedings. For more information regarding the named executive officers’ pension benefits and other post-employment compensation, see “Pension Benefits for Fiscal Year 2009” and “Potential Payments upon Termination or Change in Control” below.

Mr. Zafirovski

Nortel entered into an employment agreement in connection with Mr. Zafirovski’s appointment as President and Chief Executive Officer effective November 15, 2005. Mr. Zafirovski’s employment agreement provided for tax equalization so that his after-tax compensation would be the same as if he were a resident of the State of Illinois. Compensation for this purpose included salary, short-term incentive awards, long-term incentives and benefits under Nortel’s employee benefit plans (including the Nortel relocation plan) to the extent such benefits were considered income for tax purposes and any other similar payments or awards. We agreed to these arrangements in order to offset any negative tax consequences as a result of relocating to Toronto. His employment agreement further provided an annual reimbursement of up to $25,000 for financial planning, as well as tax preparation services. The agreement also provided that Mr. Zafirovski was eligible to participate in the Nortel employee benefit plans, including the Capital Accumulation and Retirement Program (CARP) and the Nortel relocation program, in accordance with the generally applicable terms of such plans, as well as the CIC Plan. As of November 2006, Mr. Zafirovski’s relocation to Toronto was completed.

Mr. Zafirovski was eligible for a special lifetime annual pension benefit of $500,000, including a 60% joint and survivor benefit for his spouse. At the June 28, 2006 meeting of the CHRC, Mr. Zafirovski proposed a voluntary 29% reduction of this special lifetime annual pension benefit, in conjunction with changes announced on June 27, 2006 relating to our current pension programs in the U.S. and Canada. The CHRC accepted Mr. Zafirovski’s proposal and recommended it to the Nortel Boards for approval. At a joint meeting of the Nortel Boards held on June 28, 2006, the Nortel Boards approved the voluntary reduction. As a result, Mr. Zafirovski became eligible for a special lifetime annual pension benefit of $355,000 per year rather than $500,000 per year. Mr. Zafirovski’s eligibility for this special pension was to accrue after five years of active employment. The terms of his special pension benefit provided that the pension was payable monthly following retirement on or after age 60.

On August 10, 2009, Nortel announced Mr. Zafirovski’s departure. Upon the termination of Mr. Zafirovski’s employment, all compensation, service, perquisites and benefits ceased, including the benefits provided for in his employment agreement, except as follows: (i) eligibility to receive bonus payments under the Incentive Plan in respect of the second quarter of 2009 in accordance with the terms and conditions of the Incentive Plan; and (ii) the continuation of the tax equalization benefits under his employment agreement up to and including the date of his termination. Mr. Zafirovski did not receive any severance benefits upon his termination and was eligible to file a claim in the Creditor Protection Proceedings with respect to such amounts.

Mr. Binning

Nortel entered into an employment agreement with Mr. Binning in connection with his appointment as Executive Vice-President and Chief Financial Officer effective November 12, 2007. The agreement provides that he is eligible to participate in certain employee benefit plans and the Nortel relocation program in accordance with the generally applicable terms of such plans. As of July 2008, Mr. Binning’s relocation to Toronto was completed. Mr. Binning waived any entitlement under the CIC Plan upon becoming eligible to participate in the KEIP.

Mr. Flanagan

Nortel entered into an employment agreement with Mr. Flanagan in connection with his appointment as Senior Vice-President, Global Operations effective September 19, 2007. The agreement provides that he is entitled to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. Mr. Flanagan waived any entitlement under the CIC Plan upon becoming eligible to participate in the KEIP. Further agreements were entered into with Mr. Flanagan in April 2009 in connection with his base salary increase from $390,000 to $450,000 and Incentive Plan target increase for 2009 from 80% to 100%, and in September 2009 in connection with his base salary increase from $450,000 to $600,000. Mr. Flanagan resigned from his position as President, Nortel Business Services effective February 1, 2010.

Mr. Riedel

Nortel entered into an employment agreement with Mr. Riedel in connection with the change of his primary business office from Toronto, Ontario to Billerica, Massachusetts effective June 23, 2008. His primary business location was changed after considering both the needs of Nortel and Mr. Riedel’s personal situation. This agreement updates and replaces the terms and conditions of the letter agreement dated January 27, 2006. All benefits for which Mr. Riedel was eligible as a result of his business office being in Toronto, Ontario, including tax equalization, ceased upon the commencement of his primary business office in Billerica, Massachusetts on June 23, 2008. Under the terms of the agreement, Mr. Riedel is eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. Mr. Riedel waived any entitlement under the CIC Plan upon becoming eligible to participate in the KEIP.

Mr. Morin

Mr. Morin is eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. Mr. Morin waived any entitlement under the CIC Plan upon becoming eligible to participate in the KEIP.

Mr. Hackney

Nortel entered into an employment agreement with Mr. Hackney in connection with his appointment as President, Enterprise Solutions effective September 19, 2007. This agreement updated and replaced the terms and conditions of the letter between Nortel and Mr. Hackney in connection with his appointment as Senior Vice-President, Supply Chain and Quality. Mr. Hackney was eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. In order to recruit Mr. Hackney, it was necessary to agree to a provision in his original employment agreement concerning involuntary separation and this provision was extended to this agreement. Mr. Hackney waived any entitlement under the CIC Plan upon being eligible to participate in the KEIP. Upon transferring employment from Nortel to Avaya as of the closing of the sale of substantially all of the assets of the Enterprise Solutions business on December 18, 2009, the Nortel compensation and benefits provided to Mr. Hackney ceased.

Mr. Lowe

Before transferring employment from Nortel to Ericsson upon the closing of the sale of substantially all of the CDMA business and LTE Access assets, Mr. Lowe had been employed by Nortel since June 1980. During his employment with Nortel, he was eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. Mr. Lowe waived any entitlement under the CIC Plan upon being eligible to participate in the KEIP. Upon transferring employment to Ericsson as of the closing of the sale of substantially all of the CDMA business and LTE Access assets on November 13, 2009, the Nortel compensation and benefits provided to Mr. Lowe ceased.

Grants of Plan-Based Awards in Fiscal Year 2009

The following table sets forth information concerning possible payouts to the named executive officers under the Incentive Plan and the KEIP for the 2009 fiscal year. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Name	Grant Date/ Corporate Approval Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards				Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/ Sh)	Closing Price on Grant Date on NYSE ($)	Grant Date Fair Value of Stock and Option Awards ($)
		Target ($)		Max ($)		Threshold (#)	Target (#)	Max (#)
M.S. Zafirovski(1)	—	1,796,738	(2)(3)	3,593,477	(2)(3)	—	—	—	—	—	—	—	—
P.S. Binning	—	598,860	(2)(3)	1,197,720	(2)(3)	—	—	—	—	—	—	—	—
	—	1,197,720	(2)(4)	—		—	—	—	—	—	—	—	—
J.G. Flanagan	—	600,000	(3)	1,200,000	(3)	—	—	—	—	—	—	—	—
	—	900,000	(4)	—		—	—	—	—	—	—	—	—
G.A. Riedel	—	450,000	(3)	900,000	(3)	—	—	—	—	—	—	—	—
	—	900,000	(4)	—		—	—	—	—	—	—	—	—
P. Morin	—	331,784	(2)(3)	663,569	(2)(3)	—	—	—	—	—	—	—	—
	—	663,569	(2)(4)	—		—	—	—	—	—	—	—	—
J.J. Hackney, Jr.(5)	—	525,000	(3)	1,050,000	(3)	—	—	—	—	—	—	—	—
	—	1,050,000	(4)	—		—	—	—	—	—	—	—	—
R.S. Lowe(6)	—	500,000	(3)	1,000,000	(3)	—	—	—	—	—	—	—	—
	—	1,000,000	(4)	—		—	—	—	—	—	—	—	—

(1)	On August 10, 2009, Nortel announced Mr. Zafirovski’s departure effective August 10, 2009. Mr. Zafirovski was not eligible to participate in the KEIP.
(2)	Amounts have been converted using the average of the exchange rates in effect during 2009 equal to US$1.00 = CAD$1.1405.
(3)	Represents possible payout under the Incentive Plan.
(4)	Represents possible payout under the KEIP.
(5)	In connection with the closing of the sale of substantially all of the assets of the Enterprise Solutions business on December 18, 2009, Mr. Hackney’s employment was transferred from Nortel to Avaya.
(6)	In connection with the closing of the sale of substantially all of the CDMA business and LTE Access assets on November 13, 2009, Mr. Lowe’s employment was transferred from Nortel to Ericsson.

Outstanding Equity Awards at End of Fiscal Year 2009 and Option Exercises and Stock Vested in Fiscal Year 2009

Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Pension Benefits for Fiscal Year 2009

The following table sets forth certain information regarding each plan during 2009 that provided for pension benefits to the named executive officers at, following, or in connection with retirement. Nortel continues to evaluate its pension and post retirement benefit obligations in the context of the Creditor Protection Proceedings and except as resolved in the Settlement Agreement (see “Executive Overview — Creditor Protection Proceedings — Settlement Agreement with Former and Disabled Canadian Employee Representatives” in the “Managements Discussion and Analysis of Financial Condition and Results of Operations” section of this report), Nortel’s current expectations regarding global pension plan funding in 2010 is subject to change and funding beyond 2010 is uncertain at this time.

For further information on Nortel’s obligations under the pension plans, see the “Managements Discussion and Analysis of Financial Condition and Results of Operations” section of this report and note 14, “Employee benefit plans” of the accompanying audited consolidated financial statements.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)		Payments During Last Fiscal Year ($)
M.S. Zafirovski	Special Pension Benefit Arrangement	3.82	3,045,124	(2)(4)	—
P.S. Binning	—	—	—		—
J.G. Flanagan	Nortel Networks Retirement Income Plan	2	12,801	(3)	—
	Nortel Networks Restoration Plan	2	2,618	(3)	—
G.A. Riedel	Nortel Networks Retirement Income Plan	2	12,616	(3)	—
	Nortel Networks Restoration Plan	2	13,397	(3)	—
P. Morin	Nortel Networks Managerial and Non-Negotiated Pension Plan	19.65	400,726	(4)(5)	—
	Nortel Networks Excess Plan	19.65	64,523	(4)(5)	—
J.J. Hackney, Jr.	—	—	—		—
R.S. Lowe	Nortel Networks Retirement Income Plan	11	454,172	(3)	—
	Nortel Networks Restoration Plan	11	818,810	(3)	—
	Nortel Networks Managerial and Non-Negotiated Pension Plan	16.83	546,615	(4)(5)	—
	Nortel Networks Excess Plan	16.83	952,764	(4)(5)	—
	Nortel Networks Transitional Retirement Allowance Plan	16.83	108,322	(4)(5)	—

(1)	The present value of accumulated benefits are estimated amounts based on assumptions, which represent contractual entitlements that may change over time. The method used to determine such estimated amounts will not be identical to the method used by other issuers and, as a result, the figures may not be directly comparable across companies. For the underlying assumptions for Nortel’s defined benefit plans, see note 14, “Employee benefit plans” of the accompanying audited consolidated financial statements.
(2)	Under the terms of the special pension benefit arrangement, Mr. Zafirovski was eligible for a pension of $355,000 per year after five years of service. The pension was to commence at age 60 and was payable as a joint and survivor 60% annuity. As a result of Mr. Zafirovski’s termination of employment prior to completion of five years of service, Mr. Zafirovski is not eligible for a pension benefit from the special pension benefit arrangement and will not realize the pension value reported above.
(3)	The following assumptions were used in the calculations of the present value of accumulated benefits under the Nortel Networks Retirement Income Plan (Retirement Income Plan) and the Nortel Networks Restoration Plan (Restoration Plan). Assumed retirement age: pension benefits are assumed to begin at each participant’s earliest unreduced retirement age, age 65; Discount rate: the applicable discount rates are 6.37% for the Retirement Income Plan and 6.33% for the Restoration Plan as of December 31, 2008, and 5.85% for the Retirement Income Plan (rate has been calculated by applying the 2008 methodology using 2009 economic conditions) and 5.24% for the Restoration Plan as of December 31, 2009; Future interest crediting rate assumption: For the Retirement Income Plan, Cash Balance amounts are projected to the assumed retirement age based on the future investment crediting rate assumptions of 1.50% as of December 31, 2008 and 4.33% (PBGC estimated rate) as of December 31, 2009; Pension Service Plan (PSP) amounts are projected to the assumed retirement age based on the future investment crediting rate plan provision of 6.00%. For the Restoration Plan, Cash Balance amounts are projected to the assumed retirement age based on the future investment crediting rate assumptions of 1.50% as of December 31, 2008 and as of December 31, 2009; Pension Service Plan (PSP) amounts are projected to the assumed retirement age based on the future investment crediting rate plan provision of 6.00% as of December 31, 2008, and as of December 31, 2009. These rates are used in conjunction with the discount rate to estimate the present value amounts. Form of payments: For the Retirement Income Plan as of December 31, 2008, 100% of Cash Balance participants are assumed to receive a single lump sum at retirement, 95% of PSP participants are assumed to receive a single lump sum at retirement and 5% of PSP participants are assumed to receive a single life annuity. For the Retirement Income Plan as of December 31, 2009, 100% of participants are assumed to receive a single life annuity at retirement. For the Restoration Plan, for both December 31, 2008 and December 31, 2009, 100% of Cash Balance participants are assumed to receive a single lump sum at retirement (PBGC basis), 95% of PSP participants are assumed to receive a single lump sum at retirement and 5% of PSP participants are assumed to receive a single life annuity.

The Retirement Income Plan was terminated by the PBGC effective July 17, 2009, and the PBGC was appointed trusteeship of the plan on September 8, 2009. Nortel is no longer the plan sponsor. The PBGC maximum guaranteed benefit amount of $4,500 monthly has been applied to Mr. Lowe’s Retirement Income Plan benefits used in the calculations above. Ignoring this maximum, the present value of his benefits would be $455,076 which is a change in present value of $51,184 from last year. This maximum did not affect the other calculations.
(4)	The following assumptions were used in the calculations of the present value of accumulated benefits: Discount rate: the applicable discount rates are 6.20% for the Nortel Networks Managerial and Non-Negotiated Pension Plan, 5.60% for the Nortel Networks Excess Plan, 4.83% for the Nortel Networks Transitional Retirement Allowance Plan and 5.70% for the Special Pension Benefit Arrangement; Consumer Price Index: 2.50%; Annual increases of 3.50% to the Income Tax Act (Canada) (ITA) maximum after 2010; Mortality Table: RP2000 Generational Table. The earliest age the member can retire without benefit reduction has been used as the assumed retirement age. A retirement age of 60 has been used for the Managerial and Non-Negotiated Pension Plan and the Excess Plan for Part I members and an assumed retirement age of 65 has been used for the Part II members and for the Transitional Retirement Allowance Plan.
(5)	Amounts have been converted using the average of the exchange rates in effect during 2009 equal to US$1.00 = CAD$1.1405.

During 2009 Nortel maintained various employee pension plans in the U.S. and Canada. Commencing January 1, 2008, Nortel introduced a number of changes to its North American pension plans. With the exception of a group of Canadian “Grandfathered Members”, pension accruals for employees in defined benefit pension plans have been frozen. Nortel made automatic contributions to defined contribution retirement programs for the non-grandfathered members. Employees already in defined contribution programs remained in defined contribution programs. For those employees who elected to not participate in either the defined benefit or defined contribution programs, effective January 1, 2008, Nortel commenced automatic contributions to the defined contribution program, with the option for these employees to also contribute. Except for Canadian “Grandfathered Members”, benefits in the defined benefit pension plans were frozen at December 31, 2007. The matching contributions made by Nortel to the defined contribution plans were also changed as of January 1, 2008.

The following descriptions relate to defined benefit pension plans in which the named executive officers are members. Messrs. Zafirovski, Binning and Hackney do not participate in the Nortel defined benefit pension plans.

Nortel Networks Retirement Income Plan

On July 17, 2009, the PBGC provided a notice to NNI that the PBGC had determined under ERISA that: (i) the Retirement Income Plan, a defined benefit pension plan sponsored by NNI, will be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Retirement Income Plan must be terminated in order to protect the interest of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of the termination of the Retirement Income Plan. On September 8, 2009, pursuant to an agreement between the PBGC and the Retirement Plan Committee, the Retirement Income Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the Retirement Income Plan.

The Retirement Income Plan is maintained for eligible employees, including executives, who are employed by NNI and other Nortel controlled group members that are located in the U.S. Plan participants receive benefits determined under one of two formulas, depending on elections made by the plan participant: the PSP formula or the Cash Balance Plan formula. Messrs. Flanagan and Riedel participate in the Cash Balance Plan and Mr. Lowe participates in the PSP.

The PSP formula was available for participants who enrolled in the plan prior to May 1, 2000, and who elected prior to May 1, 2000 to be covered by the PSP formula. As of May 1, 2000, the PSP formula under the Retirement Income Plan was closed to new participants. Effective January 1, 2008, members were no longer credited with additional accruals under the PSP formula. Accumulated benefits in the PSP were frozen at December 31, 2007.

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

Upon termination of employment or retirement the PSP benefit for service to December 31, 2007, will be determined by the total percentage pension credits multiplied by the final average earnings to arrive at an account balance. The account balance will be increased by 6% per year, compounded annually from January 1, 2008, to the date of retirement, and will be converted to an annuity as the PBGC does not pay lump sum benefits.

Effective May 1, 2000, Nortel established the Cash Balance Plan, a defined benefit pension formula, based on pay credits and interest credits. Effective January 1, 2008, members were no longer credited with additional accruals under the Cash Balance Plan formula.

The Cash Balance Plan formula provides a monthly credit equal to 4% of eligible earnings, with interest being credited monthly based on the month’s starting balance. Nortel contributed at this level through December 31, 2007, at which time contributions ceased. The total amount in the Cash Balance Plan account as of December 31, 2007, was increased by monthly interest credits based on the average T-bill yield for September of the previous year plus 1%, compounded annually until the PBGC terminated the plan on July 17, 2009. After this date, the PBGC is expected to apply the average rate for the last five years till retirement. At retirement, the PBGC will convert the account balance into an annuity as the PBGC does not pay lump sum benefits.

Eligible earnings include base salary and, where applicable, incentive awards or bonuses, if any, paid under the Incentive Plan, overtime, off-shift differentials and sales commissions earned prior to retirement or other termination of employment for applicable periods. An employee becomes fully vested after completing two years of vesting service.

Normal retirement age is 65. An employee is eligible for early retirement on or after his or her 55th birthday, as long as they are vested. The PSP and Cash Balance Plan benefits would be paid as annuities at retirement by the PBGC.

Nortel Networks Restoration Plan

U.S. employees, including executives, may also be members of the Nortel Networks Restoration Plan (Restoration Plan). Messrs. Flanagan, Riedel and Lowe participate in the Restoration Plan. The Restoration Plan is a non-qualified deferred compensation plan. The purpose of the Restoration Plan is to provide pension benefits in cases where the compensation exceeds the limitations placed by federal laws on compensation amounts that may be included under a qualified pension plan ($245,000 in 2009) as well as limitations on the total benefit that may be paid from such plans. Pension benefits that are based on compensation amounts below the limit are provided under the Retirement Income Plan and are funded through a qualified pension trust. Pension benefits applicable to compensation that exceeds federal limitations and pension benefits in excess of the limitations on total benefits are paid from the Restoration Plan, and are funded from Nortel Network Inc.’s general assets. All of the material terms and conditions of benefits (including vesting and payment conditions and options) under the Restoration Plan are identical to the participant’s tax-qualified plan benefit under the Retirement Income Plan.

Effective January 1, 2008, members no longer accrued additional benefits under the Restoration Plan. Accumulated benefits were frozen at December 31, 2007.

As a result of the Creditor Protection Proceedings, no distributions are being made under the Restoration Plan.

Nortel Networks Managerial and Non-Negotiated Pension Plan

The Nortel Networks Managerial and Non-Negotiated Plan (Managerial and Non-Negotiated Plan), a defined benefit pension plan, is maintained for eligible employees, including executives, in Canada. The Managerial and Non-Negotiated Plan has two different formulas, called Part I and Part II. Mr. Morin participates in the Nortel Canada Part II formula. Mr. Lowe participates in the Nortel Canada Part I formula as a result of his prior Canadian service. An employee becomes fully vested after completing two years of pensionable service. Normal retirement age is 65. Effective January 1, 2008, members no longer accrued additional benefits under the Managerial and Non-Negotiated Plan, with the exception of “Grandfathered Members” who will not be impacted by the changes implemented. Accumulated benefits for members who are not “Grandfathered Members” were frozen at December 31, 2007.

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

If age + service years is	The percentage credit for the year is
45 or less	2%
46 – 55	5%
56 - 65	9%
66 - 75	13%
76 or more	20%

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

As a result of the Creditor Protection Proceedings, Nortel is reducing the amount of any lump sum transfer out of the Managerial and Non-Negotiated Plan at this time to 69% of what it otherwise would have been. The 69% factor will apply to transfers to tax sheltered accounts as well as amounts that are to be paid in cash from the Managerial and Non-Negotiated Plan. The remaining 31% is payable over the next five years, subject to the outcome of Nortel’s restructuring. The reduction in the amount being paid out and the delay in completing the remaining pay-out are both in accordance with the Pension Benefits Act (Ontario). Monthly pensions paid from the Managerial and Non-Negotiated Plan will not be affected at this time.

On February 8, 2010, NNC, NNL and the other Canadian Debtors reached an agreement on certain employment related matters regarding former Canadian Nortel employees, including our Canadian registered pension plans and benefits for Canadian pensioners and Nortel employees on LTD. We entered into the Settlement Agreement with court-appointed representatives of our former Canadian employees, pensioners and LTD beneficiaries, Representative Counsel, the Canadian Auto Workers’ union and the Canadian Monitor. The Settlement Agreement is subject to, among other things, the approval of the Canadian Court. The Settlement Agreement provides that Nortel will continue to administer the Nortel Networks Negotiated Pension Plan and the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan until September 30, 2010, at which point these pension plans will be transitioned, in accordance with the Pension Benefits Act (Ontario), to a new administrator appointed by the Superintendent of Financial Services. Nortel and the Canadian Monitor will take all reasonable steps to complete the transfer of the administration of the pension plans to the new administrator. Nortel will continue to fund these pension plans consistent with the current service and special payments it has been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter will make current service payments until September 30, 2010.

Nortel Networks Excess Plan

Employees, including executives, participating in the Managerial and Non-Negotiated Plan Part I and Part II may also be members of the Nortel Networks Excess Plan (Excess Plan). Messrs. Morin and Lowe participate in the Excess Plan. The Excess Plan is a non-registered plan under Canadian tax laws. The ITA limits the amount of pension that may be paid under a registered pension plan. Pension benefits in amounts below the ITA limit are paid from a registered pension plan, the Managerial and Non-Negotiated Plan, which is funded through a pension trust. Pension benefits that exceed the ITA limits are paid from the Excess Plan, and are funded from NNL’s general assets and the general assets of Nortel Networks Technology Corporation, an affiliate of Nortel. All of the material terms and conditions of benefits (including vesting and payment conditions and options) under the Excess Plan are identical to the participant’s registered benefit under the Managerial and Non-Negotiated Plan Part I and Part II.

Effective January 1, 2008, the accumulated benefits of members who are not “Grandfathered Members” were frozen at December 31, 2007.

As a result of the Creditor Protection Proceedings, no distributions are being made under the Excess Plan.

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

Effective January 1, 2008, members no longer accrued additional benefits under the TRA Plan, with the exception of “Grandfathered Members” who were not impacted by the changes implemented. Accumulated benefits for those members who were not identified as “Grandfathered Members” were frozen at December 31, 2007.

As a result of the Creditor Protection Proceedings, no distributions are being made under the TRA Plan.

Nonqualified Deferred Compensation for Fiscal Year 2009

The following table sets forth certain information with respect to each defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified in which any of the named executive officers participate. All such plans will continue to be reviewed and considered in the context of the Creditor Protection Proceedings.

Name	Executive contributions in last FY ($)	Registrant contributions in last FY ($)	Aggregate earnings in last FY ($)		Aggregate withdrawals/ distributions ($)	Aggregate balance at last FYE ($)
M.S. Zafirovski	—	—	—		—	—
P.S. Binning	—	—	—		—	—
J.G. Flanagan	—	—	882	(1)	—	4,118	(1)
G.A. Riedel	—	—	924	(1)	—	4,743	(1)
P. Morin	—	—	—		—	—
J.J. Hackney, Jr.	—	—	11,057	(1)	—	57,551	(1)
R.S. Lowe	—	—	301	(1)	—	4,958	(1)

(1)	Amounts represent participation in the Nortel Networks Long-Term Investment Restoration Plan, which is a non-tax qualified plan. The Nortel Networks Long-Term Investment Plan is a tax qualified plan. The Long-Term Investment Restoration Plan is intended to provide employees with the portion of the company contribution, if any, which cannot be made under the Nortel Networks Long-Term Investment Plan because of the compensation limitations of Section 401(a)(17) of the Code.

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

Eligible compensation under the LTI Restoration Plan is the annual compensation of a participant that would otherwise be recognized under the Investment Plan for contribution purposes but without regard to the limit on compensation under Section 401(a)(17) of the Code, which was $245,000 in 2009. The eligible compensation under the LTI Restoration Plan includes base pay, overtime pay, sales commissions, merit cash, promotion cash, career development cash, skill block awards, lead pay, shift differential and specific bonuses listed in the plan document.

For each plan year in which an eligible employee makes an employee contribution to the qualified Investment Plan, Nortel will contribute a Matching Contribution to his or her account equal to the excess of (a) 100% of such active participant’s employee contribution up to a maximum of 3% of an active participant’s eligible compensation, over (b) the maximum matching company contribution made on his or her behalf under the Investment Plan for the applicable plan year. Beginning in 2008, an Automatic Company contribution of 2% of an active participant’s eligible compensation is also made to an eligible employee’s account. The Automatic Contribution and the Matching Contributions are added to an employee’s account at or about the time such contributions are made to the Investment Plan.

All accounts under the LTI Restoration Plan are credited with notional investment earnings in amounts and at times as determined by the plan administrator based on the actual returns of the funds. The notional investment funds available under the LTI Restoration Plan mirror the 15 funds offered by the Investment Plan. Messrs. Flanagan, Riedel, Hackney and Lowe currently participate in the LTI Restoration Plan. In 2009, Mr. Flanagan allocated his account to 1 of the 15 investment funds offered. The 2009 average rate of return applicable to the fund was 27.26%. Mr. Riedel allocated his account to 1 of the 15 investment funds offered. The 2009 average rate of return applicable to the fund was 24.20%. Mr. Hackney allocated his account to 4 of the 15 investment funds offered. The 2009 average rate of return applicable to the funds was 23.78%. Mr. Lowe allocated his account to 7 of the 15 investment funds offered. The 2009 average rate of return applicable to the funds was 6.47%.

The payment option for the LTI Restoration Plan is a lump sum payment. Participants are required to take a lump sum distribution at six months after termination. A lump sum is paid out immediately to the designated beneficiary upon death of participant.

Contributions under the LTI Restoration Plan were suspended during 2009. As a result of the Creditor Protection Proceedings, no distributions are being made under the LTI Restoration Plan.

Potential Payments upon Termination or Change in Control

Termination of CIC Plan and Equity Compensation Plans

As described above, the Canadian Court in the CCAA Proceedings granted an order for the termination of the CIC Plan on March 20, 2009. Notwithstanding the termination of the CIC Plan, all of our named executive officers other than Mr. Zafirovski were required to waive any entitlement to any claim they may have had under the CIC Plan before they became eligible to participate in the KEIP. Additionally, as described above, our equity-based compensation plans were terminated on February 27, 2009. Therefore, none of our named executive officers is currently eligible for any payment as a result of a change in control.

Employment Agreements and ESAP

Employment agreements between Nortel and Messrs. Zafirovski, Binning and Hackney contained certain termination provisions. These provisions were necessary in recruiting these individuals to Nortel in their respective roles. Additional details of the employment agreements of Messrs. Zafirovski, Binning and Hackney are described under “Material Terms of Employment Agreements and Arrangements with Named Executive Officers” above. Mr. Riedel is eligible to participate in the ESAP. Messrs. Flanagan and Lowe were eligible to participate in the ESAP until the date of the cessation of employment. However, due to the terms of their termination of employment, Messrs. Flanagan and Lowe were not entitled to any payments under the ESAP. For additional information regarding the ESAP, see “Enhanced Severance Plan” above. Any future termination of a named executive officer during the Creditor Protection Proceedings will be dealt with in the course of those proceedings.

Mr. Zafirovski

Mr. Zafirovski’s employment with Nortel was terminated by Nortel effective August 10, 2009. Upon the termination of Mr. Zafirovski’s employment, he was eligible to receive the following pursuant to the terms of his employment agreement: the equivalent of two years’ base salary paid bi-weekly; the equivalent of two years’ Incentive Plan payment at target to be paid in a lump sum; a pro-rata Incentive Plan payment at target in the event that any Incentive Plan payment was made to key employees of Nortel in 2009 following his termination; and the opportunity to continue health, life insurance and AD&D benefits coverage in which he was then enrolled for two years following employment termination at active employee rates. Due to the circumstances of the Creditor Protection Proceedings, Mr. Zafirovski did not receive any of the severance benefits described above upon his termination of employment except for eligibility to receive bonus payments under the Incentive Plan in respect of the second quarter of 2009 in accordance with the terms and conditions of the Incentive Plan and the continuation of the tax equalization benefits under his employment agreement up to and including the date of his termination. However, Mr. Zafirovski was eligible to file a claim in the Creditor Protection Proceedings with respect to all such amounts.

Mr. Binning

Mr. Binning’s employment agreement provides that in the event Nortel initiates his separation of employment or he initiates his separation of employment for Good Reason (as defined in the CIC Plan) he will be provided in lieu of any other payment or benefit with the equivalent of no less than 18 months’ base salary paid bi-weekly and the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 18 months following employment termination at active employee rates. The foregoing payments and benefits would not be provided to Mr. Binning if his separation of employment is for Cause (as defined in the CIC Plan). All payments and benefits are conditional on Mr. Binning’s execution of a separation agreement. If termination had occurred on December 31, 2009, he also would have been entitled to the continuation of base salary and health benefits coverage. However, we note that any such termination would have been dealt with in the course of the Creditor Protection Proceedings.

In the event he was involuntarily terminated as a result of an organizational resizing following and directly related to a divestiture, Mr. Binning would have received payment of unvested awards under the KEIP in accordance with the terms of the KEIP.

Mr. Flanagan

On February 1, 2010, Mr. Flanagan resigned from his position as President, Nortel Business Services and was not eligible to receive any payment as a result of such resignation under his employment agreement, the ESAP or otherwise.

Mr. Riedel

Mr. Riedel is eligible to participate in the ESAP. Therefore, if his employment had been involuntarily terminated on December 31, 2009 by Nortel for any reason other than for conduct that was not in the best interests of the company, Mr. Riedel would have been eligible to receive the equivalent of no less than 12 months’ base salary paid bi-weekly and the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 12 months following employment termination at active employee rates. All payments and benefits are conditional on Mr. Riedel’s execution of a separation agreement. If termination had occurred on December 31, 2009, he also would have been entitled to the continuation of base salary and health benefits coverage. However, while Nortel’s obligations arising under the ESAP will continue to be considered in the context of the Creditor Protection Proceedings, currently Nortel is not making payments or benefits under this plan.

In the event he was involuntarily terminated as a result of an organizational resizing following and directly related to a divestiture, Mr. Riedel would also have received payment of unvested awards under the KEIP in accordance with the terms of the KEIP.

Mr. Morin

In the event Mr. Morin was involuntarily terminated in connection with a divestiture of the MEN business, he would have received payment of unvested awards under the KEIP in accordance with the terms of the KEIP.

Mr. Hackney

Mr. Hackney’s employment with Nortel ceased on December 18, 2009 upon his transfer of employment to Avaya in connection with the closing of the sale of substantially all of the assets of the Enterprise Solutions business. Upon his cessation of employment with Nortel, Mr. Hackney was not entitled to any payments under his employment agreement but did receive a payment of the third award under the KEIP pursuant to its terms because his termination was in connection with the divestiture of the ES business.

Mr. Lowe

Mr. Lowe was eligible to participate in the ESAP prior to his cessation of employment. However, severance benefits under the ESAP are not available to employees who are transferred to new entities as part of a divestiture or spin-off of a business. Mr. Lowe did receive a payment of the third award under the KEIP pursuant to its terms because his termination was in connection with the sale of substantially all of the CDMA business and LTE Access assets.

Director Compensation for Fiscal Year 2009

The following table sets forth information regarding the compensation of each non-employee director of NNC and NNL for the fiscal year ended December 31, 2009. Mr. Zafirovski, in his previous role as President and Chief Executive Officer, did not receive any compensation as a director of NNC or NNL. For information regarding the compensation of Mr. Zafirovski, see “Summary Compensation Table for Fiscal Year 2009” above.

Name	Fees Earned or Paid in Cash ($)(1)(2)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
J.H. Bennett(3)	203,822		—	—	—	—	—		203,822
Dr. M. Bischoff(4)	47,778	(4)	—	—	—	—	3,192	(5)	50,970
The Hon. J.B. Hunt, Jr.(7).	117,071	(7)	—	—	—	—	2,290	(5)	119,361
Dr. K.M. Johnson(7)	68,691	(7)	—	—	—	—	2,290	(5)	70,981
J.A. MacNaughton	212,770		—	—	—	—	—		212,770
The Hon. J.P. Manley(7)	117,071	(7)	—	—	—	—	—		117,071
R.D. McCormick(7)	124,714	(7)	—	—	—	—	2,290	(5)	127,004
C. Mongeau(7)	107,930	(7)	—	—	—	—	—		107,930
H.J. Pearce(7)	192,903	(7)	—	—	—	—	2,290	(5)	195,193
D.I. Richardson(8)	189,767	(8)	—	—	—	—	—		189,767

(1)	Prior to the commencement of the Creditor Protection Proceedings, each non-employee director of NNC and NNL had the right to elect to receive all or a portion of compensation for services rendered as a member of the Nortel Boards, any Committees thereof, and as Board or Committee chair, in the form of share units, in cash or in a combination of share units and cash, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan (DSC Plans). On the January 14, 2009 Petition Date, the Canadian Court in the CCAA Proceedings granted an order providing that during the period in which the directors continue as directors in the CCAA Proceedings, they are entitled to receive remuneration in cash on a current basis at compensation levels then in effect less an overall $25,000 reduction notwithstanding any outstanding elections to be paid in the form of share units made under the DSC Plans. Without this Court order, to the extent that they had elected to receive their compensation in the form of share units, the directors would have received no compensation for their services on a go-forward basis. In connection with the reduction in the size of the Nortel Boards from nine directors to three directors and the assumption by the Nortel Boards of additional roles and responsibilities previously discharged by certain committees thereof, the Nortel Boards amended the terms for director compensation effective August 11, 2009. For a summary of the applicable director fees during 2009, see “Annual Director Fees” below.
(2)	Prior to the commencement of the Creditor Protection Proceedings, share units were credited on a quarterly basis, and the number of share units received was equal to the amount of fees expressed in U.S. Dollars, converted to Canadian Dollars, divided by the market value expressed in Canadian Dollars (as determined in accordance with the DSC Plans) of NNC common shares on the last trading day of each quarter. Generally, share units were settled through open market purchases (net of taxes) on the fourth trading day following the release of Nortel’s financial results after the director ceased to be a member of the applicable Board, and each share unit entitled the holder to receive one NNC common share. Prior to the commencement of the Creditor Protection Proceedings, the directors made the following elections:

Director	Election — Board, Committee and Chair Fees	Election – Long-Term Incentive Fees
J.H. Bennett	100% share units	100% share units
Dr. M. Bischoff	100% share units	100% share units
The Hon. J.B. Hunt, Jr.	100% share units	100% share units
Dr. K.M. Johnson	50% share units, 50% cash	100% share units
J.A. MacNaughton	100% share units	100% share units
The Hon. J.P. Manley	100% cash	100% share units
R.D. McCormick	100% share units	100% share units
C. Mongeau	100% share units	100% share units
H.J. Pearce	50% share units, 50% cash 100% cash — Board chair fees	100% share units

Share units for the first quarter of the fiscal year ended December 31, 2009 were credited on a pro rata basis for January 1-13, 2009 based on the following exchange rates and prices:

Last Trading Day of Quarter	Bank of Canada Noon Rate of Exchange	Average of High and Low Prices for a Board Lot of NNC Common Shares on NYSE (expressed in CAD$)
March 31, 2009	US$1.00 = $1.2602	0.30

The following table sets forth the number of share units (rounded down to the nearest whole number) received under the DSC Plans by each director during the first quarter of the fiscal year ended December 31, 2009 on a pro rata basis for January 1-13, 2009 and the total number of share units (rounded down to the nearest whole number) currently held under the DSC Plans. The large number of share units received for the first 13 days of 2009 is attributable to the low trading price of NNC common shares at the time of the calculation of director compensation for the first quarter of 2009, which was completed at the end of such quarter in accordance with the DSC Plans. On June 19, 2009, Nortel announced it did not expect that the holders of NNC common shares and NNL preferred shares would receive any value from the creditor protection proceedings and that the proceedings would ultimately result in the cancellation of these equity interests. Since the Petition Date, share units credited under the DSC Plans have not been settled even though several directors have retired from the Nortel Boards. Nortel does not expect to settle any share units held under the DSC Plans in the future. Directors may have an unsecured claim in the CCAA Proceedings with respect to their share unit holdings.

Director	Share Units Received in 2009 (#)	Total Number of Share Units Held (#)
J.H. Bennett	30,338	261,101
Dr. M. Bischoff	32,234	273,930
The Hon. J.B. Hunt, Jr.	32,613	280,263
Dr. K.M. Johnson	24,649	204,866
J.A. MacNaughton	35,647	306,513
The Hon. J.P. Manley	18,961	170,795
R.D. McCormick	34,509	297,429
C. Mongeau	30,338	255,896
H.J. Pearce	24,839	213,476
D.I. Richardson	—	—

(3)	Mrs. Bennett became a member of the Audit Committees effective January 29, 2009.
(4)	Dr. Bischoff resigned from the Nortel Boards effective March 31, 2009. The share units credited to Dr. Bischoff under the DSC Plans were not settled upon his resignation.
(5)	Represents amounts paid by Nortel for the preparation of non-resident tax returns for non-resident directors and the taxes incurred with respect to such taxable benefit. Represents the U.S. Dollar equivalent of payments actually paid in local currency converted using the average of the exchange rates in effect during 2009 equal to US$1.00 = CAD$1.1405.
(6)	Mr. Hunt, Mr. Manley, Mr. McCormick, Mr. Mongeau and Mr. Pearce resigned from the Nortel Boards effective August 10, 2009. The share units credited to these directors under the DSC Plans were not settled upon their resignations.
(7)	Dr. Johnson resigned from the Nortel Boards effective May 20, 2009. The share units credited to Dr. Johnson under the DSC Plans were not settled upon her resignation.
(8)	Mr. Richardson was appointed to the Nortel Boards effective March 27, 2009. He became a member of the CHRC and the PFPC effective April 28, 2009. He was appointed Chair of the Nortel Boards and appointed a member of the Audit Committees effective August 11, 2009.

Annual Director Fees

In 2009, director compensation was modified in order to reflect the current circumstances surrounding the Creditor Protection Proceedings and changes in the organization structure as the company works towards the completion of the sales of its businesses and other restructuring activities. Consistent with historical practice, director compensation was paid for 2009 on an annual fee basis and additional fees were not paid for board or committee meeting attendance.

Prior to the Petition Date, directors of NNC and NNL, other than Mr. Zafirovski, were entitled to receive the following annual fees:

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

For the period January 1, 2009 to January 13, 2009, directors’ fees were paid on a pro-rata basis (in arrears) based on the preceding annual fee schedule and paid in cash and/or share units in accordance with each director’s then-current election under the DSC Plans.

On the Petition Date, upon the request of the Nortel Boards, the court in the CCAA Proceedings granted an order reducing overall director compensation by $25,000. As a result, the annual NNL Board retainer of $50,000 and the annual NNL long-term incentive fee of $125,000 were converted to an annual cash retainer of $150,000 (paid on a quarterly basis in arrears). In recognition of the Creditor Protection Proceedings and the continued focus on cost reduction, Mr. Pearce, former Chair of the Nortel Boards, and Mr. MacNaughton, Chair of the Audit Committees, voluntarily decreased the amount of the Board chair and Audit Committee chair fees, respectively. Effective the Petition Date, the annual fee for the non-executive chair of the Nortel Boards was reduced from an aggregate of $360,000 to $150,000 and the annual retainer for chairing the Audit Committees of NNC and NNL was reduced from an aggregate of $35,000 to $15,000 (to be the same as other Committee chair fees). In addition, Mr. Pearce voluntarily waived his retainer for chairing the Litigation Committee of NNC of $15,000 and his Litigation Committee of NNC membership fee of $12,500. The above decisions reduced the aggregate annual director compensation Mr. Pearce would have been entitled to receive from $562,500 to $300,000. For the periods January 14, 2009 to March 31, 2009 (on a pro-rata basis), April 1, 2009 to June 30, 2009 and July 1, 2009 to August 10, 2009 (on a pro-rata basis), directors’ fees were paid (in arrears) in accordance with the fees approved by the court in the CCAA Proceedings on the Petition Date.

In connection with the reduction in the size of Nortel Boards from nine directors to three directors and the assumption by the Nortel Boards of additional roles and responsibilities previously discharged by certain Committees thereof, the Nortel Boards modified the amount of annual director fees effective August 11, 2009. See above under “Corporate Governance” in the “Directors, Executive Officers and Corporate Governance” section of this report. For the periods August 11, 2009 to September 30, 2009 (on a pro-rata basis) and October 1, 2009 to December 31, 2009 directors’ fees were paid (in advance) in Canadian dollars rather than US dollars based on an exchange rate of (US$1.00 = Cdn$1.1853) as follows:

Annual Cash Retainer	US$	CAD$
Directors	225,000	266,693
Board Chair	100,000	118,530
Audit Committee Chair	15,000	17,780

Non-employee directors are also reimbursed for reasonable travel and living expenses properly incurred by them in attending any meetings of the Nortel Boards or their Committees or for performing services as directors. In addition, Nortel provided tax preparation services for non-resident non-employee directors.

Share Ownership Guidelines

Under the share ownership guidelines of the Nortel Boards, each non-employee director (other than the chair) was required to own, directly or indirectly, NNC common shares having a fair market value of at least $300,000 within five years from the date the director was first elected or appointed to the Nortel Boards. The chair of the Nortel Boards was required to own, directly or indirectly, NNC common shares having a fair market value of at least $1,600,000 within five years from the date he or she was first appointed as chair of the Nortel Boards. Directors were expected to continue to comply with these share ownership guidelines during the balance of their tenures as directors. Share units credited under the DSC Plans were included in the calculation of the number of NNC common shares owned by a director for this purpose. In light of the Creditor Protection Proceedings, it is no longer possible for directors to comply with the share ownership guidelines and, accordingly, the share ownership guidelines have been repealed.

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

The initial order of the Canadian Court in the CCAA Proceedings ordered the Canadian Debtors to indemnify directors and officers of the Canadian Debtors for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations. The initial order also included a charge against the property of the Canadian Debtors in an aggregate amount not exceeding CAD$90 million as security for such indemnification obligations. On February 26, 2010, the Nortel Boards approved the reduction in the amount of the charge to an aggregate amount not exceeding CAD$45 million subject to receiving an order of the Canadian Court approving such reduction and providing for certain related releases in respect of such claims.

In addition, in conjunction with the Creditor Protection Proceedings, NNC established the D&O Trust in the amount of approximately CAD$12 million. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries and joint venture entities), by reason of that association with NNC or other entity, to the extent such claims are not paid or satisfied out of insurance maintained by NNC and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

Compensation Committee Interlocks and Insider Participation

Prior to its dissolution, the CHRC members were Mrs. Jalynn H. Bennett, The Honourable John P. Manley, Mr. Richard D. McCormick and Mr. David I. Richardson. The members of the Nortel Boards are Mrs. Jalynn H. Bennett, Mr. John A. MacNaughton and Mr. David I. Richardson (Chair). Mrs. Bennett and Mr. MacNaughton were appointed to the Nortel Boards effective June 29, 2005 and Mr. Richardson was appointed to the Nortel Boards effective March 27, 2009. The changes to the Nortel Boards that occurred in 2009 are described above under “Nortel Boards” in the “Directors, Executive Officers and Corporate Governance” section of this report. No member of the Nortel Boards or member of the CHRC at the time of its dissolution was an officer (within the meaning of applicable U.S. securities laws) or employee of Nortel or any of its subsidiaries at any time during 2009.

No executive officer of Nortel serves on the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Nortel Boards or member of the CHRC at the time of its dissolution.

Compensation Committee Report

The Nortel Boards have reviewed and discussed with management the “Compensation Discussion and Analysis” required by Regulation S-K Item 402(b). Based on such review and discussion, the Nortel Boards approved that the “Compensation Discussion and Analysis” be included in this report.

This report has been submitted by Mrs. Jalynn H. Bennett, Mr. John A. MacNaughton and Mr. David I. Richardson as members of the Nortel Boards.

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

Security Ownership of Directors and Management

The following table shows the number of NNC common shares beneficially owned as of March 5, 2010 by each of Nortel’s directors and the individuals named as named executive officers in the “Executive and Director Compensation” section of this report, as well as by the directors and executive officers as a group. No director or executive officer has pledged any of his or her NNC common shares as security.

A person is deemed to be a beneficial owner of a common share if that person has, or shares, the power to direct the vote or investment of that common share. Under applicable U.S. securities laws, a person is also deemed to be a beneficial owner of a common share if such person has the right to acquire the share within 60 days (whether or not, in the case of a stock option, the current market price of the underlying common share is below the stock option exercise price). More than one person may be deemed a beneficial owner of a common share and a person need not have an economic interest in a share to be deemed a beneficial owner. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986

Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated. As a result, the individuals named in the following table are not beneficial owners of any stock options or RSUs that would have become exercisable or would vest, respectively, within 60 days after March 5, 2010.

Share units, as referenced in the table below, represent share units issued under the DSC Plans. Each share unit represents the right to receive one NNC common share and is not considered beneficially owned under applicable U.S. securities laws. Since the Petition Date, share units credited under the DSC Plans have not been settled even though several directors have retired from the Nortel Boards. Nortel does not expect to settle any share units held under the DSC Plans in the future. The DSC Plans are described under “Director Compensation for Fiscal Year 2009” under the “Executive and Director Compensation” section of this report.

Name of Beneficial Owner	Title of Class of Security	Amount and Nature of Beneficial Ownership (#)(1)
J.H. Bennett	NNC common shares	—
	Share units	261,101
J.A. MacNaughton	NNC common shares	10,000
	Share units	306,513
D.I. Richardson	NNC common shares	—
	Share units	—
M.S. Zafirovski(2)	NNC common shares	253,476
P.S. Binning	NNC common shares	43,794
J.G. Flanagan(2)	NNC common shares	3,419
G.A. Riedel	NNC common shares	44,135
P. Morin	NNC common shares	7,271
J.J. Hackney, Jr.(2)	NNC common shares	34,760
R.S. Lowe(2)	NNC common shares	47,664	(3)
Directors and executive officers as a group (consisting of 11 persons,	NNC common shares	111,553
comprised of the current directors and current executive officers)	Share units	567,614

(1)	Except as set forth below, each person has sole investment and voting power with respect to the NNC common shares beneficially owned by such person. As of March 5, 2010, each director and named executive officer individually, and the directors and executive officers as a group, beneficially owned less than 1.0% of the outstanding NNC common shares.
(2)	The above information is based solely on Nortel’s records as of the cessation of Messrs. Zafirovski, Flanagan, Hackney and Lowe’s roles as executive officers of Nortel on August 10, 2009, February 1, 2010, December 18, 2009 and November 13, 2009, respectively.
(3)	Includes 270 NNC common shares as to which investment and voting power is shared with one or more other persons.

Voting Shares

On March 5, 2010, 498,206,366 NNC common shares were issued and outstanding. Each common share entitles its holder to one vote.

Based on public filings with the SEC, we are not aware of any person or company who, directly or indirectly, beneficially owns or has control or direction over more than 5% of NNC common shares.

ITEM 13.	Certain Relationships and Related Transactions, and Board Independence

Transactions with Related Persons

On January 19, 2007, the CHRC adopted a written policy regarding related party transactions and related procedures. The related party policy imposes a duty on directors and senior executives of Nortel to disclose any interests they have or their related parties have in certain interested transactions. The term “senior executives” as used in the related party policy means Board appointed officers. The compliance committee, comprised of members of management, will review all material facts of all interested transactions and approve or disapprove of the entry into such transactions (except transactions where related party is a director). The compliance committee will report quarterly to the Audit Committee and to the Nortel Boards on such approvals and disapprovals. Interested transactions involving directors will be reviewed by the Audit Committee. If the interested transaction could materially affect Nortel, the Audit Committee must review and approve the interested transaction. The related party policy contains standing approval for a list of certain transactions, which can be revised by the Audit Committee at any time. Violations of the related party policy can lead to disciplinary action up to and including termination of employment.

Board Independence

For a discussion of the independence of the members of the Nortel Boards and Committees, see “Nortel Boards” in the “Directors, Executive Officers and Corporate Governance” section of this report.

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

Audit Fees

NNC and NNL prepare consolidated financial statements in accordance with U.S. GAAP. KPMG billed NNC and its subsidiaries $19.4 million and $21.6 million for the following audit services related to fiscal year 2009 and 2008, respectively: (i) the audits of the annual consolidated financial statements of NNC and of NNL; (ii) reviews of the consolidated financial statements of NNC and of NNL on Forms 10-Q; and (iii) audit and assurance services that are normally provided by the auditor in connection with individual subsidiary and other investments statutory requirements and regulatory filings.

Audit-Related Fees

KPMG billed NNC and its subsidiaries $7.8 million and $0.7 million for the following audit-related services related to fiscal year 2009 and 2008, respectively: (i) audit of pension plan financial statements; (ii) audits of special purpose financial statements of businesses as required pursuant to purchase and sale agreements; and (iii) other regulatory and assurance services.

Tax Fees

KPMG billed NNC and its subsidiaries $0.7 million and $0.4 million for tax compliance services related to fiscal year 2009 and 2008, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute and obtain government approval for amounts to be included in tax filings and consisted of: (i) research and development tax credit documentation and analysis for purposes of filing amended returns; (ii) transfer pricing documentation; (iii) requests for technical advice from taxing authorities; and (iv) assistance with other subsidiary tax matters.

All Other Fees

KPMG has not provided NNC and its subsidiaries any other services in 2009 or 2008.

PART IV

Capitalized terms used in this Part IV and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The index to the Consolidated Financial Statements appears on page 106.

2. Financial Statement Schedules

Page
Quarterly Financial Data (Unaudited)	232

All other schedules are omitted because they are inapplicable or not required.

3. Other Documents Filed as a Part of This Report

Management’s Report on Internal Control over Financial Reporting	233

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

The items listed as Exhibits 10.1 to 10.16, 10.19, 10.25 to 10.33, 10.35, 10.36, 10.38 to 10.43, 10.51 to 10.53, 10.56 to 10.61, 10.64 to 10.71, 10.73 to 10.77, 10.81 to 10.89 relate to management contracts or compensatory plans or arrangements.

Exhibit No	Description
*2.1	Amended and Restated Arrangement Agreement involving BCE Inc., Nortel Networks Corporation, formerly known as New Nortel Inc., and Nortel Networks Limited, formerly known as Nortel Networks Corporation, made as of January 26, 2000, as amended and restated March 13, 2000 (including Plan of Arrangement under Section 192 of the Canada Business Corporations Act) (filed as Exhibit 2.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 1, 2000).

*3.1	Restated Certificate and Articles of Incorporation of Nortel Networks Corporation dated October 1, 2000, amended and restated on November 9, 2006 (filed as Exhibit 3.3 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).

*3.2	By-Law No. 1 of Nortel Networks Corporation (filed as Exhibit 3.2 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit No	Description
*4.1	Amended and Restated Shareholders Rights Plan Agreement dated as of February 28, 2006 between Nortel Networks Corporation and Computershare Trust Company of Canada, as rights agent (filed as Exhibit 3 to Nortel Networks Corporation’s Form 8-A12B/A dated June 29, 2006).

*4.2	Indenture dated as of November 30, 1988, between Nortel Networks Limited and The Toronto-Dominion Bank Trust Company, as trustee, related to debt securities authenticated and delivered thereunder, which comprised the 6% Notes due September 1, 2003, and the 6.875% Notes due September 1, 2023 issued by Nortel Networks Limited (filed as Exhibit 4.1 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 1999).

*4.3	Indenture dated as of February 15, 1996, among Nortel Networks Limited, as issuer and guarantor, Nortel Networks Capital Corporation, formerly Northern Telecom Capital Corporation, as issuer, and The Bank of New York, as trustee, related to debt securities and guarantees authenticated and delivered thereunder, which comprised the 7.40% Notes due 2006 and the 7.875% Notes due 2026 (filed as Exhibit 4.1 to Registration Statement on Form S-3 (No. 333-1720) of Nortel Networks Limited and Nortel Networks Capital Corporation).

*4.4	Agreement of Resignation, Appointment and Acceptance, dated as of February 12, 2009 among Nortel Networks Limited, formerly known as Northern Telecom Limited, Nortel Networks Capital Corporation, Northern Telecom Capital Corporation, The Bank of New York Mellon and Law Debenture Trust Company of New York relating to 7.875% Notes due 2026 issued under February 15, 1996 Indenture (filed as Exhibit 4.4 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*4.5	Third Supplemental Indenture dated as of May 28, 2008 to Indenture dated as of July 5, 2006 among Nortel Networks Limited as Issuer, Nortel Networks Corporation, Nortel Networks Inc. as Guarantors and The Bank of New York as Trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 28, 2008).

*4.6	Second Supplemental Indenture dated as of May 1, 2007 to Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

*4.7	First Supplemental Indenture dated as of July 5, 2006 to Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).

*4.8	Indenture dated as of July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).

*4.9	Purchase Agreement dated June 29, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S.$1,000,000,000 Floating Rate Senior Notes due 2011, U.S.$550,000,000 10.125% Senior Notes due 2013, U.S.$450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).

*4.10	Registration Rights Agreement dated July 5, 2006 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and the representative of the initial purchasers with regards to U.S.$1,000,000,000 Floating Rate Senior Notes due 2011, U.S.$550,000,000 10.125% Senior Notes due 2013, U.S.$450,000,000 10.750% Senior Notes due 2016 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2006).

Exhibit No	Description
*4.11	Indenture dated as of March 28, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and The Bank of New York, as trustee (filed as Exhibit 4.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 28, 2007).

*4.12	Purchase Agreement dated March 22, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and the representatives of initial purchasers (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 28, 2007).

*4.13	Registration Rights Agreement dated March 28, 2007 among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc. and the representatives of the initial purchasers (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 28, 2007).

*4.14	Purchase Agreement dated May 21, 2008 among Nortel Networks Limited, Nortel Networks Corporation, Nortel Networks Inc. and a representative of the initial purchasers (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 28, 2008).

*4.15	Registration Rights Agreement dated May 28, 2008 among Nortel Networks Limited, Nortel Networks Corporation and Nortel Networks Inc. and a representative of the initial purchasers (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated May 28, 2008).

*10.1	Nortel Networks Supplementary Executive Retirement Plan, as Amended effective October 18, 2001 and October 23, 2002, as amended by Resolutions by the Pension Investment Committee dated December 19, 2007 and December 20, 2007 with effect from January 1, 2008 (filed as Exhibit 10.77 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.2	Statement describing the retirement arrangements of the former President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.3	Assumption Agreement between Nortel Networks Corporation and Nortel Networks Limited dated March 5, 2001, regarding the assumption and agreement by Nortel Networks Corporation to perform certain covenants and obligations of Nortel Networks Limited under the Nortel Networks Limited Executive Retention and Termination Plan (filed as Exhibit 10.25 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000).

*10.4	Nortel Networks Corporation Executive Retention and Termination Plan, as Amended and Restated, effective from June 26, 2002, Amended and Restated with effect from June 1, 2007 including the name change to Nortel Networks Corporation Change in Control Plan, as Amended and Restated with effect from January 18, 2008 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.5	Nortel Networks Limited SUCCESS Plan approved on July 25, 2002, as Amended and Restated on July 28, 2003 with effect from January 1, 2003, as Amended on July 28, 2003 with effect from January 1, 2003, as Amended on February 26, 2004 with effect from January 1, 2004, as Amended March 9, 2006 with effect from January 1, 2006, as Amended March 15, 2007 with effect from January 1, 2007 including name change to Nortel Networks Limited Annual Incentive Plan, as Amended on February 22, 2008 with effect from January 1, 2008 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.6	Supplementary Pension Credits Arrangement (filed as Exhibit 10.14 to Nortel Networks Corporation’s Registration Statement dated August 28, 1975 on Form S-1 (No. 2-71087)).

*10.7	Statements describing the right of certain executives in Canada to defer all or part of their short-term and long-term incentive awards (filed as Exhibit 10.4 to Nortel Networks Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

Exhibit No	Description
*10.8	Statement describing eligibility for the Group Life Insurance Plan for directors who are not salaried employees of Nortel Networks Corporation (filed as Exhibit 10.30 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.9	Amended general description of cash bonus for employees and executives of Nortel Networks Corporation and Nortel Networks Limited as originally filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (filed as Exhibit 10.01 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.10	Nortel Networks Corporation Directors’ Deferred Share Compensation Plan effective January 1, 2002, as Amended and Restated May 29, 2003, as Amended and Restated December 18, 2003 effective January 1, 2004, as Restated on June 29, 2005 and Amended December 7, 2005, as Amended and Restated on October 3, 2007 effective August 30, 2007 (filed as Exhibit 10.74 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.11	Nortel Networks Limited Directors’ Deferred Share Compensation Plan effective June 30, 1998, as Amended and Restated May 1, 2000, as further Amended and Restated effective January 1, 2002, as Amended and Restated May 29, 2003, as Amended and Restated December 18, 2003 effective January 1, 2004, as Restated on June 29, 2005 and Amended December 7, 2005, as Amended and Restated on October 3, 2007 effective August 30, 2007 (filed as Exhibit 10.75 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.12	Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated, as amended effective April 30, 1992, April 27, 1995, December 28, 1995, April 8, 1998, February 25, 1999, April 29, 1999, September 1, 1999, December 16, 1999, May 1, 2000 and January 31, 2002 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.13	Nortel Networks Corporation 2000 Stock Option Plan, as Amended effective May 1, 2000 and January 31, 2002 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

*10.14	Nortel Networks/BCE 1985 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.15	Nortel Networks/BCE 1999 Stock Option Plan (Plan of Arrangement 2000) (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

*10.16	Nortel Networks U.S. Deferred Compensation Plan (filed as Exhibit 4.3 to Post-Effective Amendment No. 1 to Nortel Networks Corporation’s Registration Statement dated May 16, 2000 on Form S-8 (No. 333-11558)), as amended by Resolutions dated January 18, 2008 (filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.17	Master Facility Agreement dated as of February 14, 2003, and amended by Amending Agreement No. 1 dated July 10, 2003, between Nortel Networks Limited and Export Development Canada, and as further amended by letter agreements dated March 29, 2004, May 28, 2004, August 20, 2004, September 29, 2004, October 29, 2004, November 19, 2004, December 10, 2004, January 14, 2005, February 15, 2005, March 15, 2005, April 29, 2005, May 31, 2005, amended and restated as of October 24, 2005 and further amended by Amendment No. 1 and Waiver dated May 9, 2006 and Amendment No. 2 dated December 12, 2006 and Waiver dated March 9, 2007 and further amended by Second Amended and Restated Master Facility Agreement dated December 14, 2007 (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 18, 2007).

Exhibit No	Description
*10.18	Master Indemnity Agreement dated as of February 14, 2003 between Nortel Networks Limited and Export Development Canada, amended and restated as of October 24, 2005 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated October 28, 2005).

*10.19	Letter dated June 23, 2003 from the former President and Chief Executive Officer of Nortel Networks, to the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited regarding the voluntary return for cancellation of certain stock options to purchase common shares of Nortel Networks Corporation (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

*10.20	Asset Purchase Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004, February 7, 2005, August 22, 2005 and further amended by the Fourth and Fifth Amending Agreements as of May 8, 2006 (filed as Exhibits 10.2 and 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

**10.21	Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of November 1, 2004 and May 8, 2006 (most recently filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 4, 2007).

**10.22	Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Limited, amended as of February 8, 2005 and May 8, 2006 (most recently filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 4, 2007).

**10.23	Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems, Ltd., amended as of February 8, 2005 (most recently filed as Exhibit 99.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 4, 2007).

**10.24	Letter Agreement dated June 29, 2004 among Nortel Networks Limited, Flextronics International Ltd. and Flextronics Telecom Systems, Ltd. amended and restated as of May 8, 2006 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.25	Letter, dated January 10, 2005, to Mr. Lynton (Red) Wilson, the Chairman of the Board of Nortel Networks Corporation, and modified March 1, 2005 and delivered on August 11, 2005 from certain officers of Nortel Networks Corporation (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated August 18, 2005).

*10.26	Peter W. Currie, Executive Vice-President and Chief Financial Officer, Letter Agreement dated February 4, 2007 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007). The Letter Agreement terminated the remuneration arrangement previously filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

*10.27	Summary statement of terms of the additional special pension benefits for the Vice-Chairman and Chief Executive Officer approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on March 22, 2005 (filed as Exhibit 10.8 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.28	The Nortel 2005 Stock Incentive Plan (as filed with the 2005 Proxy Statement), as Amended and Restated on November 6, 2006 with effect on December 1, 2006, as Amended and Restated on January 18, 2008, as Amended and Restated on February 22, 2008 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

Exhibit No	Description
*10.29	Summary statement of the interest payable on the special pension benefits for the Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on May 27, 2005 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.30	Form of Indemnity Agreement effective on or as of June 29, 2005 entered into between Nortel Networks Corporation and each of the following Directors: Harry J. Pearce, Ronald W. Osborne, Richard D. McCormick, John A. MacNaughton, James B. Hunt, Jr. and Jalynn H. Bennett (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.31	Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Corporation effective June 29, 2005, restated with effect from February 20, 2008 (filed as Exhibit 10.73 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.32	Summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Limited effective June 29, 2005, as amended with effect from January 1, 2008 and restated February 20, 2008 (filed as Exhibit 10.72 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.33	Forms of Instruments of Grant generally provided to optionees granted options under the Nortel Networks Corporation 1986 Stock Option Plan, as Amended and Restated or the Nortel Networks Corporation 2000 Stock Option Plan (filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.34	Proxy Agreement effective as of July 29, 2005 with respect to Capital Stock of Nortel Government Solutions Inc. by and among Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc., Nortel Government Solutions Inc., James Frey, Thomas McInerney, Gregory Newbold, and the United States Department of Defense (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.35	Escrow Agreement dated as of March 1, 2005 and as entered into on August 11, 2005 between Nortel Networks Corporation, Computershare Trust Company of Canada and certain officers of Nortel Networks Corporation (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.36	Termination Agreement dated September 7, 2005 between Nicholas DeRoma, Chief Legal Officer and Nortel Networks Corporation (filed as Exhibit 10.06 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). The Agreement terminated the remuneration arrangement previously filed as Exhibits 10.3 and 10.4 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001.

*10.37	Agreement and Plan of Merger dated as of April 25, 2005, by and among Nortel Networks Inc., PS Merger Sub, Inc. and PEC Solutions, Inc. (filed as Exhibit 99(d)(1) to Nortel Networks Inc. Current Report on Form SC TO-T dated May 3, 2005 and filed as Exhibit 10.9 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.38	William A. Owens letter agreement entered into on December 1, 2005, concerning the cessation of Mr. Owens’ responsibilities as Vice-Chairman and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited effective November 15, 2005 (filed as Exhibit 10.68 to Nortel Network Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005). The letter agreement terminated the employment arrangements previously filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

Exhibit No	Description
*10.39	Nicholas DeRoma, former Chief Legal Officer, Letter Agreement dated December 20, 2005 amending the Termination Agreement dated September 7, 2005 (filed as Exhibit 10.69 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.40	Steve Pusey, Executive Vice-President and President, Eurasia, Letter Agreement dated September 29, 2005 concerning a retention bonus (filed as Exhibit 10.70 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.41	Mike Zafirovski, President and Chief Executive Officer, Indemnity Agreement dated January 18, 2006 with effect from October 31, 2005 (filed as Exhibit 10.72 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.42	Pascal Debon letter agreement dated February 21, 2006, concerning the cessation of Mr. Debon’s responsibilities as Senior Advisor of Nortel Networks Corporation and Nortel Networks Limited effective December 23, 2005 (filed as Exhibit 10.75 to Nortel Networks Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2005).

*10.43	Forms of Instruments of Award as amended on April 11, 2007 and subsequently on March 3, 2008 generally provided to recipients of Restricted Stock Units and Performance Stock Units, Form of Instrument of Grant as amended on April 4, 2007 generally provided to recipients of stock options subsequently amended effective March 3, 2008 generally provided to recipients of stock options and stock appreciation rights under the Nortel 2005 Stock Incentive Plan, As Amended and Restated (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.44	Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Consolidated Civil Action No. 01 Civ. 1855 (RMB) (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 12, 2007).

*10.45	Stipulation and Agreement of Settlement, dated June 20, 2006, in the matter captioned In re Nortel Networks Corp. Securities Litigation, United States District Court for the Southern District of New York, Master File No. 05-MD1659 (LAP) (filed as Exhibit 99.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 12, 2007).

*10.46	Court Order, dated June 20, 2006, in the matter captioned Frohlinger et. al. v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 02-CL-4605 (Ont.Sup.Ct.J.) (filed as Exhibit 10.12 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.47	Court Order, dated June 20, 2006, in the matter captioned Association de Protection des Epargnants et. al. Investisseurs du Québec v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000126-017 (filed as Exhibit 10.13 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.48	Court Order, dated June 20, 2006, in the matter captioned Jeffery et. al. v. Nortel Networks Corporation et. al., Supreme Court of British Columbia, Vancouver Registry Court File No. S015159 (B.C.S.C.) (filed as Exhibit 10.14 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.49	Court Order, dated June 20, 2006, in the matter captioned Gallardi v. Nortel Networks Corporation et. al., Ontario Superior Court of Justice, Court File No. 05-CV-285606CP (Ont.Sup.Ct.J.) (filed as Exhibit 10.15 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.50	Court Order, dated June 20, 2006, in the matter captioned Skarstedt v. Corporation Nortel Networks, Superior Court of Quebec, District of Montreal, No. 500-06-000277-059 (filed as Exhibit 10.16 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit No	Description
*10.51	Resolution effective June 28, 2006 for Mike Zafirovski, President and Chief Executive Officer of Nortel Networks Corporation and Nortel Networks Limited outlining acceptance by Boards of Directors of Nortel Networks Corporation and Nortel Networks Limited of the voluntary reduction by Mr. Zafirovski of a special lifetime annual pension benefit by 29% resulting in a payout of U.S.$355,000 per year rather than U.S.$500,000 per year (filed as Exhibit 10.17 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.52	Form of indemnity agreement entered into between Nortel Networks Corporation and members of the Board of Directors of Nortel Networks Corporation on or after September 6, 2006 (filed as Exhibit 10.4 to Nortel Network Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.53	Summary statement of employment terms and conditions for Mike Zafirovski, President and Chief Executive Officer, November 15, 2005 as approved by the Joint Leadership Resources Committee of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited and the Independent members of the Board of Directors of Nortel Networks Corporation and Nortel Networks Limited on October 16, 2005 and form of instrument of award for restricted stock units and form of instrument of award for stock options granted on November 15, 2005 under the Nortel 2005 Stock Incentive Plan to Mike Zafirovski, President and Chief Executive Officer (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

**10.54	Agreement between Nortel Networks Limited and Flextronics Telecom Systems, Inc. dated October 13, 2006, amending the asset purchase agreement dated June 29, 2004 among Nortel, and Flextronics International Ltd., and Flextronics Telecom, which was filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended from time to time, the amended and restated master contract manufacturing services agreement dated as of June 29, 2004, which was filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended from time to time, and the letter agreement dated June 29, 2004, which was filed as Exhibit 10.7 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as amended and restated (filed as Exhibit 10.88 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.55	Share and Asset Sale Agreement between Nortel Networks Limited and Alcatel Lucent dated December 4, 2006, as amended December 29, 2006 and June 28, 2007 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.56	Dion Joannou letter agreement dated July 27, 2007 concerning the cessation of Mr. Joannou’s responsibilities as President, North America of Nortel Networks Corporation and Nortel Networks Limited effective August 31, 2007 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.57	Compensation and Human Resources Committee Policy on Company Aircraft dated July 31, 2007 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.58	Paviter Binning, Executive Vice-President and Chief Financial Officer of Nortel Networks Corporation and Nortel Networks Limited, Employment Letter dated September 28, 2007 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

*10.59	Nortel Networks Corporation Share Purchase Plan for S. 16 Executive Officers dated November 8, 2007 (filed as Exhibit 10.71 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit No	Description
*10.60	Joel Hackney, President, Enterprise Solutions, Employment Letter amended effective September 19, 2007 updating and replacing the terms and conditions in the offer letter dated December 13, 2005 (filed as Exhibit 10.76 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.61	David Drinkwater, Chief Legal Officer, Employment Letter dated December 9, 2005 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008) and Letter regarding special bonus dated October 4, 2007 (filed as Exhibit 10.79 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.62	Pay-Off Letter dated July 5, 2006 under the Credit Agreement dated February 14, 2006 among Nortel Networks Inc. and JPMorgan Chase Bank, N.A., J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., Citicorp USA, Inc., Royal Bank of Canada and Export Development Canada, the Lenders party thereto (filed as Exhibit 10.80 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.63	Consent of Defendants Nortel Networks Corporation and Nortel Networks Limited, dated September 28, 2007, in the matter captioned Securities and Exchange Commission v. Nortel Networks Corporation and Nortel Networks Limited, United States District Court for the Southern District of New York, Civil Docket for Case No. 1:07-CV-08851-LAP (filed as Exhibit 10.81 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.64	Nortel U.S. Stock Purchase Plan, As Amended and Restated, amended as of January 18, 2008, effective January 1, 2008 and amended and restated as of February 22, 2008 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.65	Nortel Global Stock Purchase Plan, As Amended and Restated, amended as of January 18, 2008, effective January 1, 2008 and amended and restated as of February 22, 2008 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.66	Nortel Stock Purchase Plan for Members of the Savings and Retirement Program, As Amended on February 22, 2008 (filed as Exhibit 10.6 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.67	Dennis Carey, Executive Vice-President, Corporate Operations, Employment Letter amended effective June 23, 2008 updating and replacing the terms and conditions of the offer letter dated January 26, 2006 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.68	Steve Slattery letter agreement concerning the cessation of Mr. Slattery’s responsibilities as President, Enterprise Solutions of Nortel Networks Corporation and Nortel Networks Limited effective September 18, 2007 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.69	Nortel Networks Enhanced Severance Allowance Plan, as Amended and Restated, effective January 1, 2008 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

*10.70	Form of indemnity agreement entered into between Nortel Networks Corporation and Board Appointed Officers of Nortel Networks Corporation on or after October 16, 2008 (filed as Exhibit 10.70 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit No	Description
*10.71	David Drinkwater letter agreement dated November 11, 2008 concerning the cessation of Mr. Drinkwater’s responsibilities as Chief Legal Officer of Nortel Networks Corporation and Nortel Networks Limited effective December 31, 2008, arrangements concerning appointment as Senior Advisor of Nortel Networks Corporation and Nortel Networks Limited effective January 1, 2009 and arrangements concerning the cessation of Mr. Drinkwater’s employment effective close of business on February 28, 2009 (filed as Exhibit 10.71 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.72	Standstill and Waiver Agreement dated December 15, 2008 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 17, 2008).

*10.73	Form of indemnity agreement entered into between Nortel Networks Limited and members of the Board of Directors and Board Appointed Officers of Nortel Networks Limited on or after December 22, 2008 (filed as Exhibit 10.73 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.74	William Nelson, Executive Vice-President, Global Sales, Employment Letter dated December 28, 2007 (filed as Exhibit 10.74 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.75	William Nelson letter agreement dated November 27, 2008 concerning the cessation of Mr. Nelson’s responsibilities as Executive Vice-President, Global Sales of Nortel Networks Corporation and Nortel Networks Limited effective December 31, 2008 (filed as Exhibit 10.75 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.76	Steven Bandrowczak, Chief Information Officer, Employment Letter dated May 11, 2007 (filed as Exhibit 10.76 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.77	Steven Bandrowczak letter agreement dated January 6, 2009 concerning his new role as Vice-President Enterprise Sales of Nortel Networks Inc. effective January 1, 2009 (filed as Exhibit 10.77 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.78	Amending Agreement effective as of January 13, 2009 to the following agreements and any amendments from the effective date of each up to January 13, 2009: to the Amended and Restated Master Contract Manufacturing Services Agreement dated June 29, 2004 and October 13, 2006 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.; to the Master Contract Manufacturing Services Agreement dated September 30, 2003 and October 13, 2006 between Nortel Networks Limited and Flextronics Corporation; to the Master Repair Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.; to the Master Contract Logistics Services Agreement dated June 29, 2004 between Nortel Networks Limited and Flextronics Telecom Systems Ltd.; and to the Master Contract Repair Services Agreement dated June 3, 2000 between Nortel Networks Limited and Flextronics Telecom Systems Ltd. (filed as Exhibit 10.78 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.79	Agreement dated January 14, 2009 between Nortel Networks Limited and Export Development Canada ceasing the Standstill and Waiver Agreement dated December 15, 2008 and implementing a Temporary Facility (filed as Exhibit 10.79 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.80	Amended and Restated Short-Term Support Agreement dated as of February 10, 2009 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 10.80 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

Exhibit No	Description
*10.81	Amended and Restated summary of remuneration, retirement compensation and group life insurance of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Corporation effective January 14, 2009 (filed as Exhibit 10.81 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.82	Amended and Restated summary of remuneration and retirement compensation of the Chairman of the Board, Directors and Chairman of Committees of Nortel Networks Limited effective January 14, 2009 (filed as Exhibit 10.82 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.83	Resolutions effective December 12, 2008 terminating the Nortel U.S. Stock Purchase Plan, As Amended and Restated, Nortel Global Stock Purchase Plan, As Amended and Restated and Nortel Stock Purchase Plan for Members of the Savings and Retirement Program, As Amended (filed as Exhibit 10.83 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.84	Nortel Networks U.S. Deferred Compensation Plan, as amended by Resolutions dated December 23, 2008 with effect from January 1, 2009 (filed as Exhibit 10.84 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.85	Resolution of the Compensation and Human Resources Committee of the Boards of Nortel Networks Corporation and Nortel Networks Limited extending the cessation of employment date for David Drinkwater, Senior Advisor to March 31, 2009 (filed as Exhibit 10.85 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.86	Resolution of the Compensation and Human Resources Committee of the Boards of Nortel Networks Corporation and Nortel Networks Limited dated February 19, 2009 revoking the Compensation and Human Resources Committee Policy on Company Aircraft effective January 22, 2009 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.87	Nortel Networks Limited Annual Incentive Plan (AIP) as amended on February 20, 2009 with effect from January 1, 2009 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.88	Nortel Networks Corporation Key Executive Incentive Plan effective as of March 6, 2009 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.89	Form of Letter Agreement dated March 27, 2009 concerning participation of named executive officers in the Nortel Networks Corporation Key Executive Incentive Plan and Named Executive Officer Maximum Payout Range (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

*10.90	Second Amended and Restated Short-Term Support Agreement dated as of April 24, 2009 between Nortel Networks Limited and Export Development Canada (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated April 28, 2009).

*10.91	Amendment to the Second Amended and Restated Short-Term Support Agreement between Nortel Networks Limited and Export Development Canada dated June 18, 2009 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 19, 2009).

*10.92	Cash Collateral Agreement among Nortel Networks Limited and Export Development Canada dated June 18, 2009 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Current Report on Form 8-K dated June 19, 2009).

Exhibit No	Description
*10.93	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Nokia Siemens Networks B.V. dated as of June 19, 2009 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

*10.94	Asset and Share Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Avaya Inc. dated as of July 20, 2009 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*10.95	Escrow Agreement by and among by and among Avaya Inc., Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, and Wells Fargo Bank, National Association dated as of July 20, 2009 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*10.96	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of July 24, 2009 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*10.97	Amended and Restated Asset and Share Sale Agreement by and among Nortel Networks Corporation, Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Avaya Inc. dated as of September 14, 2009 (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

*10.98	Amended and Restated Escrow Agreement by and among Avaya Inc., Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, and Wells Fargo Bank, National Association dated as of September 14, 2009 (filed as Exhibit 10.5 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.99	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena Corp. dated as of October 7, 2009.

10.100	Amendment No. 1 dated October 16, 2009 to the Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena Corp. dated as of October 7, 2009.

*10.101	Amendment No. 1 dated as of October 30, 2009 to the Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of July 24, 2009 (filed as Exhibit 99.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated November 18, 2009).

*10.102	Amendment No. 2 dated as of November 13, 2009 to the Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of July 24, 2009 (filed as Exhibit 99.4 to Nortel Networks Corporation’s Current Report on Form 8-K dated November 18, 2009).

10.103	Nortel Networks Limited Annual Incentive Plan (Nortel Special Incentive Plan) as amended on November 13, 2009 with effect from October 1, 2009.

10.104	Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009.

Exhibit No	Description
10.105	GSM Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of November 24, 2009.

10.106	GSM Termination Fee Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of November 24, 2009.

10.107	Amendment No. 1 dated December 3, 2009 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009.

*10.108	Amendment No. 1 dated December 18, 2009 to the Amended and Restated Asset and Share Sale Agreement by and among Nortel Networks Corporation, Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Avaya Inc. dated as of September 14, 2009 (filed as Exhibit 99.3 to Nortel Networks Corporation’s Current Report on Form 8-K dated December 24, 2009).

10.109	Final Canadian Funding and Settlement Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc. dated as of December 23, 2009.

10.110	Amendment No. 2 dated December 23, 2009 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009.

10.111	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and GENBAND Inc. dated as of December 22, 2009.

21.	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

24.	Power of Attorney of certain directors and officers.

31.	Certification of the Chief Restructuring Officer, Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of the Chief Restructuring Officer and the Executive Vice-President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.	Mandate of the Audit Committees of Nortel Networks Corporation and Nortel Networks Limited dated February 26, 2010.

*	Incorporated by Reference.
**	Incorporated by Reference. Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Ontario, Canada on the 12th day of March, 2010.

NORTEL NETWORKS CORPORATION

By:	/s/ PAVITER S. BINNING
(PAVITER S. BINNING)
Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of March, 2010.

Signature	Title

Principal Executive Officer

/s/ PAVITER S. BINNING (PAVITER S. BINNING)	Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer

Principal Financial Officer

/s/ PAVITER S. BINNING (PAVITER S. BINNING)	Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer

Principal Accounting Officer

/s/ CLARKE GLASPELL (CLARKE GLASPELL)	Controller

Directors

J.H. BENNETT* (J.H. Bennett)	J.A. MACNAUGHTON* (J.A. MacNaughton)

D.I. RICHARDSON* (D.I. Richardson)

/s/ ANNA VENTRESCA
By:*	(ANNA VENTRESCA, as attorney-in-fact March 12, 2010.)