Form 10-Q
period 2010-03-31
NORTEL NETWORKS CORP
filed 2010-05-17
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 001-07260

Nortel Networks Corporation

(Exact name of registrant as specified in its charter)

Canada	98-0535482
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5945 Airport Road, Suite 360 Mississauga, Ontario, Canada	L4V 1R9
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2010.

498,206,366 shares of common stock without nominal or par value

All dollar amounts in this document are in United States Dollars unless otherwise stated.

NORTEL, NORTEL (Logo), NORTEL NETWORKS, the Globemark, and NT are trademarks of Nortel Networks.

MOODY’S is a trademark of Moody’s Investors Service, Inc.

NYSE is a trademark of the New York Stock Exchange, Inc.

S&P is a trademark of The McGraw-Hill Companies, Inc.

All other trademarks are the property of their respective owners.

PART 1

FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements (unaudited)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2010	2009 (a)
Revenues:
Products	$408	$967
Services	76	74

Total revenues	484	1,041

Cost of revenues:
Products	325	582
Services	26	29

Total cost of revenues	351	611

Gross profit	133	430

Selling, general and administrative expense	184	233
Research and development expense	96	230
Amortization of intangible assets	4	3
Loss on sales of businesses and sales and impairments of assets	2	—
Other operating income — net (note 6)	(60)	(10)

Operating loss	(93)	(26)
Other income (expense) — net (note 6)	61	(55)
Interest expense (contractual interest expense for the three months ended March 31, 2010 and 2009 was $78 and $77, respectively)
Long-term debt	(75)	(75)
Other	—	(1)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of associated companies and Equity Investees	(107)	(157)
Reorganization items — net (note 5)	497	(5)

Earnings (loss) from continuing operations before income taxes, and equity in net loss of associated companies and Equity Investees	390	(162)
Income tax expense	(12)	(3)

Earnings (loss) from continuing operations before equity in net loss of associated companies and Equity Investees	378	(165)
Equity in net loss of associated companies — net of tax	(1)	(1)
Equity in net loss of Equity Investees (note 22)	(20)	(122)

Net earnings (loss) from continuing operations	357	(288)
Net loss from discontinued operations — net of tax	—	(197)

Net earnings (loss)	357	(485)
Income attributable to noncontrolling interests	(2)	(22)

Net earnings (loss) attributable to Nortel Networks Corporation	$355	$(507)

Basic earnings (loss) per common share — continuing operations	$0.71	$(0.63)

Diluted earnings (loss) per common share — continuing operations	$0.67	$(0.63)

Total basic earnings (loss) per common share	$0.71	$(1.02)

Total diluted earnings (loss) per common share	$0.67	$(1.02)

(a)	The 2009 results have been recast to reflect the equity method of accounting for the Equity Investees. See note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,925	$1,998
Short-term investments	—	18
Restricted cash and cash equivalents	95	92
Accounts receivable — net	486	625
Inventories — net	144	183
Deferred income taxes — net	15	24
Other current assets	272	348
Assets held for sale (note 8)	117	272
Assets of discontinued operations (note 4)	47	148

Total current assets	3,101	3,708

Restricted cash	2,695	1,928
Investments	118	117
Plant and equipment — net	548	688
Goodwill	10	9
Intangible assets — net	48	51
Deferred income taxes — net	14	10
Other assets	222	177

Total assets	$6,756	$6,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$179	$294
Payroll and benefit-related liabilities	154	128
Contractual liabilities	95	93
Restructuring liabilities	4	4
Other accrued liabilities (note 6)	489	660
Liabilities held for sale (note 8)	112	205
Liabilities of discontinued operations (note 4)	46	53

Total current liabilities	1,079	1,437

Long-term liabilities
Long-term debt	41	41
Investment in net liabilities of Equity Investees (note 22)	514	534
Deferred income taxes — net	7	7
Other liabilities (note 6)	156	226

Total long-term liabilities	718	808
Liabilities subject to compromise (note 20)	7,565	7,358
Liabilities subject to compromise of discontinued operations	116	129

Total liabilities	9,478	9,732

Guarantees, commitments, contingencies and subsequent events (notes 2, 14, 16, 23 and 24)

SHAREHOLDERS’ DEFICIT
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 498,206,366 as of March 31, 2010 and December 31, 2009 respectively	35,604	35,604
Additional paid-in capital	3,623	3,623
Accumulated deficit	(41,522)	(41,876)
Accumulated other comprehensive loss	(1,167)	(1,124)

Total Nortel Networks Corporation shareholders’ deficit	(3,462)	(3,773)
Noncontrolling interests	740	729

Total shareholders’ deficit	(2,722)	(3,044)

Total liabilities and shareholders’ deficit	$6,756	$6,688

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended March 31,
	2010	2009 (a)
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Corporation	$355	$(507)
Net (earnings) loss from discontinued operations — net of tax	—	197
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	29	60
Non-cash portion of cost reduction activities	—	5
Equity in net loss of associated companies — net of tax	1	1
Equity in net loss of Equity Investees (note 22)	20	122
Share-based compensation expense	—	73
Deferred income taxes	5	5
Pension and other accruals	30	18
Loss on sales of businesses and impairments of assets — net	2	—
Income attributable to noncontrolling interests — net of tax	2	22
Reorganization items — non cash	(530)	4
Other — net	53	(79)
Change in operating assets and liabilities: Other (note 6)	(18)	227

Net cash from (used in) operating activities — continuing operations	(51)	148
Net cash from (used in) operating activities — discontinued operations	(25)	(28)

Net cash from (used in) operating activities	(76)	120

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(7)	(11)
Proceeds on disposals of plant and equipment	—	1
Change in restricted cash and cash equivalents	(770)	(29)
Decrease in short and long-term investments	24	24
Acquisitions of investments and businesses — net of cash acquired	1	—
Proceeds from the sales of investments and businesses and assets — net	754	6

Net cash from (used in) investing activities — continuing operations	2	(9)
Net cash from (used in) investing activities — discontinued operations	25	14

Net cash from (used in) investing activities	27	5

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(11)	—
Increase in notes payable	9	7
Decrease in notes payable	(9)	(48)
Repayments of capital leases	(2)	(2)

Net cash used in financing activities — continuing operations	(13)	(43)
Net cash used in financing activities — discontinued operations	—	(1)

Net cash used in financing activities	(13)	(44)

Effect of foreign exchange rate changes on cash and cash equivalents	13	(34)
Reduction of cash and cash equivalents of deconsolidated subsidiaries	(24)	—

Net cash from (used in) continuing operations	(73)	62
Net cash from (used in) discontinued operations	—	(15)

Net increase (decrease) in cash and cash equivalents	(73)	47
Cash and cash equivalents at beginning of the period	1,998	2,397
Less cash and cash equivalents of Equity Investees	—	(761)

Adjusted cash and cash equivalents at beginning of the period	1,998	1,636
Cash and cash equivalents at end of the period	1,925	1,683
Less cash and cash equivalents of discontinued operations at end of the period	—	(29)

Cash and cash equivalents of continuing operations at end of the period	$1,925	$1,654

(a)	The 2009 results have been recast to reflect the equity method of accounting for the Equity Investees. See note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of presentation

All monetary amounts in these notes to the condensed consolidated financial statements are in millions, except per share amounts, and in United States (U.S.) Dollars unless otherwise stated.

Nortel Networks Corporation

Prior to Nortel’s significant business divestitures, Nortel Networks Corporation (“Nortel” or “NNC”) was a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies spanned access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consisted of hardware, software and services. Nortel designed, developed, engineered, marketed, sold, licensed, installed, serviced and supported these networking solutions worldwide. As further discussed in note 2, Nortel is currently focused on the remaining work under the Creditor Protection Proceedings (as defined in note 2), including the sale of the remaining businesses, providing transitional services to the purchasers’ of Nortel’s businesses and ongoing restructuring matters.

Nortel Networks Limited (“NNL”) is Nortel’s principal direct operating subsidiary and its results are consolidated into Nortel’s results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in noncontrolling interests in the condensed consolidated balance sheets and any dividends paid on preferred shares are reported in income attributable to noncontrolling interests in the condensed statements of operations.

Basis of Presentation and Going Concern Issues

The unaudited condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and do not include all the information and notes required in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2009. The condensed consolidated balance sheet as of December 31, 2009 is derived from the December 31, 2009 audited consolidated financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the greater part of Nortel’s financial results and net assets are denominated in U.S. Dollars.

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three months ended March 31, 2010 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2009 Annual Report”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

As further described in note 2, beginning on the Petition Date, Nortel and certain of its subsidiaries in Canada, the United States (“U.S.”), and in certain Europe, the Middle East and Africa (“EMEA”) countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. The unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; (d) as to operations, the effect of any future changes that may be made in Nortel’s business; or (e) as to divestiture proceeds held in escrow, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

The ongoing Creditor Protection Proceedings and completed and proposed divestitures of Nortel’s businesses and assets raise substantial doubt as to whether Nortel will be able to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Nortel has continued to operate its remaining businesses by renewing and seeking to grow its business with existing customers, competing for new customers, continuing research and development (“R&D”) investments in product portfolios until the related businesses or assets are sold, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the unaudited condensed consolidated financial statements.

Comparative Figures

Certain of Nortel’s subsidiaries in EMEA, Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”) and Nortel Networks (Ireland) Limited (collectively, “EMEA Subsidiaries”) and the subsidiaries that the EMEA Subsidiaries control (collectively, the “Equity Investees”), have been accounted for under the equity method from January 14, 2009 (“Petition Date”). In its quarterly reports for the periods ended March 31, 2009 and June 30, 2009, Nortel had presented condensed combined and consolidated financial statements, which combined the financial position, results of operations and cash flows of the Equity Investees on a line-by-line basis. Based on its ongoing review of the applicable accounting guidance and after discussions with staff of the SEC, Nortel concluded that the presentation of the Equity Investees under the equity method was more

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

appropriate and has reflected the results of the Equity Investees using the equity method commencing with the quarterly report for the period ended September 30, 2009. Nortel has reflected the results of the Equity Investees using the equity method for the comparative period ended March 31, 2009 and will reflect the results of the Equity Investees using the equity method for the period ended June 30, 2009 when that period is presented on a comparative basis. This change in presentation will not affect the reported amount of net earnings (loss) for these periods, but will affect the financial statement presentation as the financial position and results of operations of the Equity Investees are presented on a net basis within a single line in the balance sheet and statement of operations, respectively. For additional information on the impact on other statement of operation accounts for the period ending March 31, 2009 for the Equity Investees see note 22.

Certain 2009 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current presentation. Certain 2009 results have been recast to reflect the equity method of accounting for the Equity Investees and discontinued operations. See note 4.

Liquidation of Subsidiaries

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

Other events also may impact when, and if, an entity is deemed to be in liquidation including statutory requirements and court approvals. As such approvals and events occur, Nortel will evaluate whether a change in basis of accounting is appropriate, and in all such cases, Nortel will assess the carrying values of those entities’ assets when it appears likely entities will be approved for liquidation. Generally, Nortel expects that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity on a cost investment basis. Nortel recorded a loss of $82 for the three months ended March 31, 2010, related to one such entity in the CALA region, which is included in reorganization items. Subsequent to March 31, 2010, events have occurred resulting in certain entities being placed in liquidation or pending approval to be liquidated.

Recent accounting pronouncements

(i)	In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel is currently assessing the impact of adoption of ASU 2009-13 and does not currently plan to early adopt.

(ii)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of Accounting Standards Codification (“ASC”) 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel is currently assessing the impact of adoption of ASU 2009-14 and does not currently plan to early adopt.

2. Creditor protection proceedings

On January 14, 2009, after extensive consideration of all other alternatives, with the unanimous authorization of the Nortel board of directors after thorough consultation with advisors, certain Nortel entities, including NNC and NNL, initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada, the U.S., the U.K., and subsequently in Israel and France.

On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its businesses. To date, Nortel has completed a number of divestitures including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd., to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components (“Packet Core Assets”) to Hitachi, Ltd. (“Hitachi”); (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd. (“Radware”); (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corp. (“Ciena”); and (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”). In addition, NNL has completed a court approved process for the planned divestiture of its interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson and in addition to completing a bidding process, Nortel has received court approvals in the U.S. and Canada for the planned divestiture of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND, Inc. (“GENBAND”).

Since June 2009, more than $2,800 in net proceeds have been generated through the completed sales of businesses. Additional net proceeds, as described below, are expected upon the completion of the previously announced sale of Nortel’s CVAS business and NNL’s majority stake in LGN. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (“NBS”) was established in 2009 to provide global transitional services to purchasers of Nortel’s businesses, in fulfillment of contractual obligations under transition services agreements (“TSAs”) entered into in connection with the sales of Nortel’s businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology, R&D, human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of 12 to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of Nortel’s accounts receivable, inventory and real estate assets, independent of the TSAs.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

A core corporate group (“Corporate Group”) was also established in 2009 and is currently focused on a number of key actions, including the completion of announced sales and the sale of remaining businesses and assets, as well as exploring strategic alternatives to maximize the value of Nortel’s intellectual property. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the CCAA Proceedings (as defined in note 2) and Chapter 11 Proceedings (as defined in note 2) and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to Nortel’s affiliates around the world.

Nortel is seeking expressions of interest from potential buyers and partners regarding options that could maximize the value of its intellectual property portfolio. No decision has been made as to how to realize this value, whether through sale, licensing, some combination of the two or other alternatives. The solicitation process will be conducted in a manner similar to the court approved sales of its significant businesses and is expected to take several months.

CCAA Proceedings

On January 14, 2009 (“Petition Date”), Nortel, NNL and certain other Canadian subsidiaries (“Canadian Debtors”) obtained an initial order (“Initial Order”) from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”), which has since been extended to July 22, 2010 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until July 22, 2010, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings (as defined below) and the CCAA Proceedings on matters of concern to both courts.

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

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Administration Proceedings

Also on the Petition Date, certain of Nortel’s EMEA subsidiaries (“EMEA Debtors”) made consequential filings and each obtained an administration order from the High Court of England and Wales (“English Court”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”). The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (“EC”) No 1346/2000 on Insolvency Proceedings (“EC Regulation”) and on the basis that each EMEA Debtor’s center of main interests was in England. The U.K. Administration Proceedings currently extend to January 13, 2012, subject to further extension. Under the terms of the orders, joint administrators were appointed with respect to the EMEA Debtor in Ireland and for the other EMEA Debtors (collectively, “U.K. Administrators”) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of Nortel’s operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey.

The U.K. Administration Proceedings in relation to NNUK have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

Certain of Nortel’s Israeli subsidiaries (“Israeli Debtors”) have commenced separate creditor protection proceedings in Israel (“Israeli Administration Proceedings”). On January 19, 2009, an Israeli court (“Israeli Court”) appointed administrators over the Israeli Debtors (“Israeli Administrators”). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. Under Israeli law, the Israeli Administration Proceedings are usually ended with either a scheme of arrangement, which returns an Israeli debtor to solvency, or a liquidation. On November 24, 2009, the Israeli Court approved a scheme of arrangement for both Israeli Debtors but resolved in a subsequent application to extend the appointment of the Israeli Administrators with respect to Nortel Networks Israel (Sales and Marketing) Limited (in administration) and provide the Israeli Administrators with the same scope of responsibilities and authorities granted to them under the stay of proceedings order. In light of the above, Nortel Networks Israel (Sales and Marketing) Limited is still considered as an Israeli Debtor. The Israeli Administration Proceedings with respect to Nortel Communications Holdings (1997) Limited ended as of December 3, 2009.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (“French Court”) ordered the commencement of secondary proceedings in respect of NNSA (“French Secondary Proceedings”). The French Secondary Proceedings consist of liquidation proceedings during which NNSA continued to operate as a going concern for an initial period of three months. On August 20, 2009, the French Court extended the French Secondary Proceedings until November 28, 2009. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French administrator (“French Administrator”) and a French liquidator (“French Liquidator”) have been appointed and are in charge of the day-to-day affairs and continuing business of NNSA in France. On February 16, 2010, the French Court approved an order to suspend the liquidation operations relating to the sale of the assets and/or businesses of NNSA until the earlier of May 31, 2010 or the filing by Kapsch with the French Court of a letter stating that its bid for the GSM/GSM-R assets of NNSA was unconditional. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator. On March 25, 2010, the French Court lifted the suspension of the liquidation operations and, following the approval by the French Court on March 30, 2010 of the offer submitted by Kapsch to acquire the GSM/GSM-R assets of NNSA, NNSA is authorized to continue its business operations until May 7, 2010. As of May 7, 2010, NNSA is no longer authorized to continue its business operations and the liquidation proceedings are ongoing.

The current Canadian Debtors, U.S. Debtors, EMEA Debtors and Israeli Debtors are together referred to as the “Debtors”; the CCAA Proceedings, the Chapter 11 Proceedings, the U.K. Administration Proceeding, the Israeli Administration Proceedings and the French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”.

Significant Business Divestitures – First Quarter 2010 Developments

Optical Networking and Carrier Ethernet Businesses

On March 19, 2010, Nortel announced that it had completed the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena and that Ciena had elected, as permitted by the terms of the sale, to replace the $239 principal amount of convertible notes with cash consideration of $244, and thus pay an all cash purchase price of approximately $774. The purchase price was decreased at closing for a working capital adjustment of approximately $62. The purchase price is also subject to further working capital adjustments that are currently not expected to exceed approximately $19 pending finalization between the parties. The related Optical Networking and Carrier Ethernet businesses financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $549 in the first quarter of 2010.

GSM/GSM-R Business

On March 31, 2010, Nortel announced that it had completed the sale of substantially all of the assets of its global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The related GSM/GSM-R business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $93 in the first quarter of 2010.

CVAS Business

On December 23, 2009, Nortel announced that it, NNL, and certain of its other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with GENBAND for its North American, CALA and Asian CVAS business, and an asset sale agreement with GENBAND for the EMEA portion of CVAS

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

business for a purchase price of $282, subject to balance sheet and other adjustments currently estimated at approximately $100, resulting in net proceeds of approximately $182. These agreements include the planned sale of substantially all the assets of the CVAS business globally. On February 24, 2010, Nortel announced that it would not proceed to auction and would work towards closing the asset sale agreements with GENBAND. At a joint hearing on March 3, 2010, Nortel obtained U.S. Court and Canadian Court approval of the sale to GENBAND.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including the approval of the courts in France and Israel. This sale is expected to close in the second quarter of 2010, subject to regulatory approvals and closing conditions.

The related CVAS business assets and liabilities have been classified as held for sale beginning in the first quarter of 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the CVAS business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. The related financial results of operations of the CVAS business have not been classified as discontinued operations as they were not deemed to have met the definition of a component of an entity as required under U.S. GAAP.

LGN Joint Venture

On April 20, 2010, Nortel announced that it had entered into a share purchase agreement with Ericsson for the sale of its 50% plus 1 share interest in LGN for $242 in cash, subject to certain purchase price adjustments. Nortel is targeting the end of June 2010 or the beginning of Q3 2010 to close. Approval of the Ontario Superior Court of Justice was obtained on May 3, 2010. Closing of the transaction is subject to the satisfaction of customary regulatory and other conditions, including consents of certain customers and the waiver of certain rights by LGE with respect to the sale of NNL’s shares in LGN. The related LGN assets and liabilities will be classified as held for sale beginning in the second quarter of 2010. Nortel has preliminarily identified individual assets of approximately $681 and liabilities of approximately $290 that are expected to be included as part of the transaction.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things: (i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are expected to materially change, the purchase price associated with the divestitures discussed above (other than as described above).

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Transition Services Agreements

Nortel has entered into TSAs in connection with certain of the completed divestitures discussed above and is contractually obligated under such TSAs to provide transition services to certain purchasers of its businesses and assets.

In connection with the sale of substantially all of its CDMA business and LTE Access assets in 2009, Nortel entered into a TSA with Ericsson pursuant to which Nortel agreed to provide certain transition services for a period of up to 12 to 24 months after closing of the transaction.

In connection with the sale of substantially all of its ES business in 2009, Nortel entered into a TSA with Avaya pursuant to which it agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

In connection with the sale of substantially all of its Optical Networking and Carrier Ethernet businesses, Nortel entered into a TSA with Ciena pursuant to which Nortel agreed to provide certain transition services for a period of up to 24 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

In connection with the sale of substantially all of its GSM/GSM-R business, Nortel entered into a TSA with Ericsson pursuant to which Nortel agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction and a TSA with Kapsch pursuant to which Nortel agreed to provide certain transition services for a period of up to 12 months after closing of the transaction.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Divestiture Proceeds Received

As at March 31, 2010, of the more than $2,800 in net proceeds generated through the completed sales of businesses, proceeds of approximately $2,729 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$908 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$628 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$73 from the sale of Nortel’s North American GSM business;

(g)	$21 from the sale of Nortel’s GSM business outside of North America and its global GSM-R business; and

(h)	$1 from the sale of Nortel’s Wireless Technology Group.

These condensed consolidated financial statements have been prepared by NNC. Of the $2,729 in proceeds received from divestitures as of March 31, 2010, approximately $2,695 are being held in escrow which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel entities has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding, the final allocation of divestiture proceeds.

As at March 31, 2010, a further $185 in the aggregate was expected to be received in connection with the divestitures of substantially all of Nortel’s CDMA business and LTE Access assets, ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of Nortel’s Optical Networking and Carrier Ethernet businesses and global GSM/GSM-R business, subject to the satisfaction of various conditions including performance under the TSAs. Such amounts, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to March 31, 2010, Nortel’s escrow agent has received $1 of the $185.

Business Operations

During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the remaining businesses and operations of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

applicable legislation while Nortel continues to focus on the completion of announced sales and the sale of remaining businesses and assets. Nortel has continued to engage with its existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and Nortel’s divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, Nortel established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

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

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved a claims process in the U.S. for claims that arose prior to the Petition Date. Pursuant to this claims process, proofs of claim, except in relation to NNCI, had to be received by the U.S. Claims Agent, Epiq Bankruptcy Solutions, LLC (“Epiq”) by September 30, 2009 (subject to certain exceptions as provided in the order establishing the claims bar date). On December 2, 2009, the U.S. Court approved January 25, 2010 as the deadline for receipt by Epiq of proofs of claim against NNCI (subject to certain exceptions as provided in the order establishing the claims bar date).

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

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

The unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2010 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 for additional information about claims.

Interim and Final Funding and Settlement Agreements

Historically, Nortel has deployed its cash through a variety of intercompany borrowing and transfer pricing arrangements to allow it to operate on a global basis and to allocate profits, losses and certain costs among the corporate group. In particular, the Canadian Debtors have continued to allocate profits, losses and certain costs, among the corporate group through transfer pricing agreement payments (“TPA Payments”). Other than one $30 payment made by NNI to NNL in respect of amounts that Nortel believes are owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an IFSA dated June 9, 2009 under which NNI paid $157 to NNL, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. A portion of this funding may be repayable by NNL to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009.

On December 23, 2009, Nortel announced it, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors entered into a Final Canadian Funding and Settlement Agreement (“FCFSA”). The FCFSA provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under Nortel’s transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

CCAA Proceedings in the net amount of approximately $2,063 (“FCFSA Claim”), which claim will not be subject to any offset. The FCFSA also provides that NNI will pay to NNL approximately $190 over the course of 2010, which amount includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL, on their behalf, for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of Nortel’s various businesses. On January 21, 2010, Nortel obtained approvals from the Canadian Court and the U.S. Court of the FCFSA and the creation and allowance of the FCFSA Claim. In addition, Nortel obtained various other approvals from the Canadian Court and U.S. Court including authorization for NNL and NNI to enter into advance pricing agreements with the U.S. and Canadian tax authorities to resolve certain transfer pricing issues, on a retrospective basis, for the taxable years 2001 through 2005. In addition, in consideration of a settlement payment of $37.5, the United States Internal Revenue Service (“IRS”) released all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,000 is reduced to the $37.5 settlement payment. This settlement was a condition of the FCFSA and was approved by the U.S. Court on January 21, 2010. NNI made the settlement payment to the IRS on February 22, 2010.

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (“APAC Agreement Subsidiaries”) in the Asia Pacific (“APAC”) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into an Asia Restructuring Agreement (“APAC Agreement”). Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the APAC Agreement Subsidiaries’ net intercompany debt outstanding as of the Petition Date (“Pre-Petition Intercompany Debt”) to the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA). A further portion of the Pre-Petition Intercompany Debt will be repayable only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals.

Other Contracts and Debt Instruments

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to July 22, 2010. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

The Creditor Protection Proceedings may have also constituted events of default under other contracts and leases of the Debtors. In addition, the Debtors may not be in compliance with various covenants under other

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Directors’ and Officers’ Compensation and Indemnification

The Canadian Court in the CCAA Proceedings has approved a charge against the property of the Canadian Debtors, to an aggregate amount not exceeding CAD$45, to indemnify directors and officers of the Canadian Debtors for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations.

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

Certain Nortel entities have not filed for bankruptcy protection (“Cascade Subsidiaries”). Under the laws of various jurisdictions in which the Cascade Subsidiaries operate, the directors, officers and agents of the Cascade Subsidiaries may be subject to personal liability. In order to protect individuals serving as directors on the boards of the Cascade Subsidiaries and to facilitate participation by the Cascade Subsidiaries in Nortel’s sales of businesses and assets, NNL and NNI have contributed to a trust (“Trust”), which will indemnify individuals serving as directors on the boards and as officers or agents of the Cascade Subsidiaries and their successors, if any, for any claims resulting from their service as a director, officer or agent of a Cascade Subsidiary, subject to limited exceptions. The Trust was approved by the Canadian Court and the U.S. Court on March 31, 2010.

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

Nortel continued the Nortel Networks Limited Annual Incentive Plan (“Incentive Plan”) in 2010 for all eligible employees. The Incentive Plan permits quarterly award determinations and payouts for the business units and semi-annual award determinations and payouts for the Corporate Group and NBS.

Where required, Nortel has obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

On March 4, 2010, Nortel obtained U.S. Court approval and on March 8, 2010 Nortel obtained Canadian Court approval for the Nortel Special Incentive Plan (“Special Incentive Plan”), which is designed to retain personnel at all levels of Corporate Group and NBS critical to complete Nortel’s remaining work. The Special Incentive Plan was developed in consultation with independent expert advisors taking into account the availability of more stable and competitive employment opportunities available to these employees elsewhere. The Special Incentive Plan was supported by the Canadian Monitor, U.S. Creditors’ Committee and the Bondholders Group. Representative Counsel to former Canadian employees was also advised of the Special Incentive Plan prior to its approval by the Canadian Court and U.S. Court.

Settlement Agreement with Former and Disabled Canadian Employee Representatives

On February 8, 2010, the Canadian Debtors reached an agreement on certain employment related matters regarding former Canadian Nortel employees, including Nortel’s Canadian registered pension plans and benefits for Canadian pensioners and Nortel employees on long term disability (“LTD”). Nortel entered into a settlement agreement with court-appointed representatives of its former Canadian employees, pensioners and LTD beneficiaries, Representative Counsel, the Canadian Auto Workers’ union and the Canadian Monitor (“Settlement Agreement”). The Settlement Agreement, as amended, was approved by the Canadian Court on March 31, 2010.

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

A charge in the maximum amount of CAD$57 against the Canadian Debtors’ assets has been established as security in support of the payments to be made by Nortel under the Settlement Agreement, which amount will be reduced by the amount of payments made. The Settlement Agreement also sets out the relative priority for claims to be made in respect of the deficiency in the Canadian Pension Plans and Nortel’s Health and Welfare Trust. Under the Settlement Agreement, these claims will rank as ordinary unsecured claims in the CCAA Proceedings.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

A group of 39 LTD beneficiaries are seeking leave to appeal the Canadian Court’s approval of the Settlement Agreement to the Ontario Court of Appeal. The leave motion is scheduled to be reviewed by the Ontario Court of Appeal the week of May 31, 2010, without an oral hearing. If leave is granted, a full appeal would likely be heard in June 2010.

See note 13 for further information on Nortel’s pension and employee benefits plans.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of FASB ASC 852 – Reorganizations (“ASC 852”) and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors that are included in the condensed consolidated financial statements as at March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009, with an additional column included for the EMEA Debtors that are accounted for under the equity method in the condensed consolidated financial statements as at March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009. Such statements include separate columnar presentations for the Canadian Debtors and U.S. Debtors combined and the EMEA Debtors to provide information that may be useful to the users of these financial statements. The condensed combined statements of operations exclude the Debtors’ interests in the results of operations of non-Debtor subsidiaries.

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

Guarantees

According to various claims filed by the trustee of the U.K. defined benefit pension plan against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,100 as at January 2009 which will be an unsecured claim against NNUK (under section 75 of the Pensions Act 1995 (UK). Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has indemnified the U.K. pension trust for any amounts due that NNUK does not pay under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement NNL has indemnified the trustees of the U.K. defined benefit pension plan on the insolvency of NNUK and consequent windup of such plan. Included in the accompanying Canadian Debtors’ and U.S. Debtors’ condensed combined financial statement column is an accrual of approximately $630 representing NNL’s best estimate of the expected allowed claim against NNL for the guarantee of NNUK’s unfunded pension liability (“Pension Guarantee”).

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Although some guarantee exposures are redundant to liabilities recorded elsewhere in the Debtors’ financial statements, Nortel has recorded this accrual in accordance with ASC 852. The Pension Guarantee has been recorded as liabilities subject to compromise and the related charge included as part of reorganization expenses in the Canadian Debtors’ and U.S. Debtors’ combined column in condensed combined statement of operations. To the extent that information available in the future indicates a difference from the recognized amount, the provision will be adjusted.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three months ended March 31, 2010, Nortel has continued to accrue for interest expense of $73 in its normal course of operations related to debt issued by NNC and NNL in Canada based on the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized and, as a result interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

CONDENSED COMBINED STATEMENT OF OPERATIONS (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Canada and U.S. Combined	EMEA (a)	Canada and U.S. Combined	EMEA (a)
Product revenues:
Third party	$224	$109	$592	$160
Non-Debtor subsidiaries	23	28	107	37
Inter-Debtor	—	—	1	—
Service revenues (Third party)	75	32	86	48

Total revenues	322	169	786	245

Product cost of revenues:
Third party	194	82	336	129
Non-Debtor subsidiaries	25	25	79	12
Service cost of revenues (Third party)	30	20	50	32

Total cost of revenues	249	127	465	173

Gross profit	73	42	321	72

Selling, general and administrative expense	156	67	320	124
Research and development expense	83	7	222	19
Other charges	4	1	—	—
(Gain) loss on sales of businesses and assets and impairment of assets	28	—	(1)	—
Other operating expense (income) — net	(51)	(4)	—	—

Operating earnings (loss)	(147)	(29)	(220)	(71)

Other income (expense) — net	106	24	(57)	(17)
Interest expense
Long-term debt	(74)	—	(73)	(1)
Other	—	—	(1)	—

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net loss of debtor companies	(115)	(5)	(351)	(89)
Reorganization items — net	681	(25)	(561)	(30)

Earnings (loss) from continuing operations before income taxes and equity in net loss of debtor companies	566	(30)	(912)	(119)
Income tax benefit (expense)	(10)	4	(6)	(2)

Earnings (loss) from continuing operations before equity in net loss of debtor companies	556	(26)	(918)	(121)
Equity in net loss of debtor companies — net of tax	(31)	—	(131)	—
Equity in net loss of associated companies — net of tax	—	—	(1)	—

Net earnings (loss) from continuing operations attributable to Debtors, including noncontrolling interests	525	(26)	(1,050)	(121)
Net loss from discontinued operations — net of tax	(9)	(5)	(133)	(10)

Net earnings (loss) attributable to Debtors including noncontrolling interests	516	(31)	(1,183)	(131)
Income attributable to noncontrolling interests	(2)	—	(4)	—

Net earnings (loss) attributable to Debtors	$514	$(31)	$(1,187)	$(131)

(a)	The results of the EMEA Debtors are accounted for under the equity method in the condensed consolidated financial statements of Nortel and in the “Canada and U.S. Combined” column of these Debtors condensed combined financial statements. See note 22.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

CONDENSED COMBINED BALANCE SHEET (unaudited)

(Millions of U.S. Dollars)

	March 31, 2010		December 31, 2009
	Canada and U.S. Combined	EMEA (a)	Canada and U.S. Combined	EMEA (a)
ASSETS
Current assets
Cash and cash equivalents	$1,083	$690	$1,132	$709
Short-term investments	—	—	18	—
Restricted cash and cash equivalents	82	37	80	38
Accounts receivable — net:
Third parties	161	159	224	192
Non-Debtor subsidiaries	488	78	570	88
Inventories — net	35	52	68	40
Deferred income taxes — net	—	1	—	1
Other current assets	181	44	258	42
Assets held for sale	115	16	234	388
Assets of discontinued operations	30	31	120	92

Total current assets	2,175	1,108	2,704	1,590

Restricted cash	2,695	—	1,928	—
Investments	22	—	24	—
Investments in non-Debtors / Debtor subsidiaries	233	232	311	232
Plant and equipment — net	436	102	566	112
Intangible assets — net	—	—	—	3
Deferred income taxes — net	—	31	—	33
Other assets	188	5	155	20

Total assets	$5,749	$1,478	$5,688	$1,990

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$33	$52	$99	$60
Trade and other accounts payable to non-Debtor subsidiaries	158	20	198	32
Payroll and benefit-related liabilities	128	34	97	44
Contractual liabilities	8	2	4	3
Restructuring liabilities	3	36	3	40
Other accrued liabilities	244	95	331	108
Long-term debt due within one year	—	1	—	—
Liabilities held for sale	106	17	178	420
Liabilities of discontinued operations	40	26	43	27

Total current liabilities	720	283	953	734

Long-term liabilities
Deferred income taxes — net	—	31	—	33
Other liabilities	53	83	62	80

Total long-term liabilities	53	114	62	113

Liabilities subject to compromise	9,091	1,658	9,015	1,820
Liabilities subject to compromise of discontinued operations	116	40	129	39

Total liabilities	9,980	2,095	10,159	2,706

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(4,780)	(617)	(5,018)	(716)
Noncontrolling interests in Debtors	549	—	547	—

Total shareholders’ deficit	(4,231)	(617)	(4,471)	(716)

Total liabilities and shareholders’ deficit	$5,749	$1,478	$5,688	$1,990

(a)	The results of the EMEA Debtors are accounted for under the equity method in the condensed consolidated financial statements of Nortel and in the “Canada and U.S. Combined” column of these Debtors condensed combined financial statements. See note 22.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
	Canada and U.S. Combined	EMEA (a)	Canada and U.S. Combined	EMEA (a)
Cash flows from (used in) operating activities
Net earnings (loss)	$514	$(31)	$(1,187)	$(131)
Net (earnings) loss from discontinued operations	9	5	133	10
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items — net	(717)	(9)	558	38
Other adjustments (b)	152	55	546	170

Net cash from (used in) operating activities — continuing operations	(42)	20	50	87
Net cash from (used in) operating activities — discontinued operations	(25)	—	(15)	(2)

Net cash from (used in) operating activities	(67)	20	35	85

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(5)	(1)	(6)	—
Change in restricted cash and cash equivalents	(770)	—	(28)	(26)
Decrease in short and long-term investments	24	—	24	—
Proceeds from the sales of investments and businesses — net	742	1	—	—

Net cash from (used in) investing activities — continuing operations	(9)	—	(10)	(26)
Net cash from (used in) investing activities — discontinued operations	25	—	15	2

Net cash from (used in) investing activities	16	—	5	(24)

Cash flows from (used in) financing activities
Decrease in notes payable	—	—	—	(4)
Repayments of capital lease obligations	(2)	(2)	(2)	(1)

Net cash from (used in) financing activities — continuing operations	(2)	(2)	(2)	(5)
Net cash from (used in) financing activities — discontinued operations	—	—	—	—

Net cash from (used in) financing activities	(2)	(2)	(2)	(5)

Effect of foreign exchange rate changes on cash and cash equivalents	4	(37)	(3)	(18)

Net cash from (used in) continuing operations	(49)	(19)	35	38
Net cash from (used in) discontinued operations	—	—	—	—

Net increase (decrease) in cash and cash equivalents	(49)	(19)	35	38
Cash and cash equivalents at beginning of the period	1,132	709	861	656

Cash and cash equivalents at end of the period	1,083	690	896	694
Less cash and cash equivalents of discontinued operations at end of the period	—	—	—	—

Cash and cash equivalents of continuing operations at end of the period	$1,083	$690	$896	$694

(a)	The results of the EMEA Debtors are accounted for under the equity method in the condensed consolidated financial statements of Nortel and in the “Canada and U.S. Combined” column of these Debtors condensed combined financial statements. See note 22.
(b)	The operating section of the condensed combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items — net.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

3. Accounting changes

(a) Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”). SFAS 166 revises FASB ASC 860 “Transfers and Servicing” (“ASC 860”). The revised ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective for interim and annual reporting periods beginning after November 15, 2009 and will be applied prospectively. Nortel adopted the provisions of SFAS 166 on January 1, 2010. The adoption of SFAS 166 did not have a material impact on Nortel’s results of operations and financial condition.

(b) Amendments to FASB Interpretation No. 46(R)

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No.46(R)” (“SFAS 167”). SFAS 167 revises guidance relevant to variable interest entities within FASB ASC 810 “Consolidation” (“ASC 810”), and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impacts the other entity’s economic performance. Revised ASC 810 is effective for interim and annual periods beginning after November 15, 2009 and will be applied prospectively. Nortel adopted the provisions of revised ASC 810 on January 1, 2010. The adoption of ASC 810 did not have a material impact on Nortel’s results of operations and financial condition.

(c) Improving Disclosure about Fair Value Measurements

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 clarifies existing disclosures for (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used and requires new disclosures for the activity in Level 3 fair value measurements, and (3) the transfers between Levels 1, 2, and the reason for those transfers. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure about the activity in level 3 fair value measurements which is effective for interim and annual periods beginning after December 15, 2010. Nortel adopted the provisions of ASU 2010-06 on January 1, 2010. The adoption of ASU 2010-06 did not have a material impact on Nortel’s results of operations and financial condition.

4. Discontinued Operations

On December 18, 2009 Nortel completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. to Avaya for $908 in cash, with an additional pool of $15 reserved for an employee retention program, subject to certain purchase price adjustments. As a result of the sale, Nortel recognized a gain of $756 in the fourth quarter of 2009. ES revenues from discontinued operations were $7 and $323 for the three months ended March 31, 2010 and 2009, respectively. ES earnings (loss) from discontinued operations, net of taxes, were nil and ($197) for the three months ended March 31, 2010 and 2009, respectively.

Nortel has agreed to undertake certain activities to assist Avaya with the transition of the business from Nortel’s infrastructure to that of Avaya. As a result of this agreement, Nortel expects to generate certain indirect cash flows that are associated with the disposed component for a period of time that is not currently expected to

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

exceed one year. The associated cash flows are principally related to transition services. The operations and cash flows of the ES business meet the definition of a component as prescribed by ASC 360-10-35. A component of an entity that is being disposed of should be shown as discontinued operations when the cash flows associated with the component will be eliminated and the entity will not have any significant continuing involvement, as defined in the applicable accounting guidance, with the component post-disposition. Nortel has evaluated the nature and significance of these cash flows arising from transition services Nortel expects to provide to Avaya and has determined that they do not preclude the recognition and presentation of this business component as discontinued operations for the periods presented. Nortel does not expect to have any significant continuing involvement with the ES business after the disposition.

The following table summarizes certain financial information of the ES business, which includes DiamondWare, Ltd. and NGS for the presented periods:

	Three Months Ended March 31,
	2010	2009
Operations
Total revenues	$7	$323

Earnings (loss) from discontinued operations before income taxes	$—	$(197)
Income tax benefit (expense)	—	—
Income attributable to noncontrolling interests	—	—

Net earnings (loss) from discontinued operations — net of taxes	$—	$(197)

The operating results for the three months ended March 31, 2010 and 2009 exclude the ES business results of the Equity Investees. The net earnings (loss) from discontinued operations for the three months ended March 31, 2010 and 2009 includes a goodwill impairment loss of nil and $48, respectively.

Certain assets and liabilities related to the ES business were not transferred to Avaya and continue to be classified as assets and liabilities of discontinued operations. These assets and liabilities are expected to be reduced as the Creditor Protection Proceedings progress. The remaining assets and liabilities related to the operations of the ES business for the periods presented are as follows:

	March 31, 2010	December 31, 2009
Assets
Accounts receivable — net	$21	$103
Inventories — net	6	10
Other current assets	20	31
Plant and equipment — net	—	4

Assets of discontinued operations	$47	$148

Liabilities
Trade and other accounts payable	$17	$9
Employee related liabilities	11	13
Other current liabilities	18	31

Liabilities of discontinued operations	$46	$53

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

5. Reorganization Items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended March 31,
	2010	2009
Professional fees (a)	$(38)	$(23)
Interest income (b)	4	5
Lease repudiation (c)	—	24
Employee incentive plans (d)	(9)	(3)
Penalties (e)	—	(2)
Post-retirement and post-employment plans (f)	37	—
Settlements (g)	(2)	—
Loss on deconsolidation (h)	(82)	—
Gain on divestitures (i)	640	—
Asset impairments (j)	(25)	—
Other (k)	(28)	(6)

Total reorganization items — net	$497	$(5)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes amounts related to the Settlement Agreement. See note 13.
(g)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities. See note 20 for further information on settlements.
(h)	Relates to deconsolidation of certain entities in connection with the Creditor Protection Proceedings.
(i)	Relates to the gains on various divestitures. See note 2.
(j)	Relates to impairments on certain long-lived assets. See note 8.
(k)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and foreign exchange.

Nortel received $709 relating to reorganization items in the three months ended March 31, 2010, attributable to $741 received for various divestitures and $3 interest income, partially offset by $31 paid for professional fees and $4 paid for employee incentive plan.

Nortel paid $4 relating to reorganization items in the three months ended March 31, 2009, attributable to $7 paid for professional fees, partially offset by $3 received in interest income.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

6. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the condensed consolidated statements of operations and cash flows for three months ended March 31, 2010 and 2009, and the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

Condensed consolidated statements of operations

Other operating income — net:

	Three Months Ended March 31,
	2010	2009
Royalty license income — net	$(3)	$(4)
Litigation charges (recovery) — net	(3)	$—
Billings under transition services agreements	(58)	—
Other — net	4	(6)

Other operating income — net	$(60)	$(10)

Other income (expense) — net:

	Three Months Ended March 31,
	2010	2009
Gain (loss) on sale and write downs of investments	$—	$(1)
Currency exchange gain (loss) — net	44	(46)
Other — net	17	(8)

Other income (expense) — net	$61	$(55)

Condensed consolidated balance sheets

Cash and Cash equivalents:

Included in cash at March 31, 2010 and December 31, 2009 is $8 and $24, respectively, collected by Nortel on behalf of purchasers related to transferred receivables.

Accounts receivable — net:

	March 31, 2010	December 31, 2009
Trade receivables	$622	$593
Notes receivable	3	3
Contracts in process	32	45

	657	641
Less: provisions for doubtful accounts	(171)	(16)

Accounts receivable — net	$486	$625

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Inventories — net:

	March 31, 2010	December 31, 2009
Raw materials	$40	$53
Work in process	3	2
Finished goods	132	157
Deferred costs	130	144

	305	356
Less: provision for inventories	(113)	(129)

Inventories and long-term deferred costs — net	192	227
Less: long-term deferred costs (a)	(48)	(44)

Inventories — net	$144	$183

(a)	Long-term portion of deferred costs is included in other assets.

At March 31, 2010 and December 31, 2009, inventory included approximately $99, of which a portion is included in assets held for sale, and $153, respectively, of gross inventory on consignment. See note 8.

Other current assets:

	March 31, 2010	December 31, 2009
Prepaid expenses	$39	$54
Income taxes recoverable	32	30
Current investments	—	10
Other	201	254

Other current assets	$272	$348

Investments:

Investments include, in part, $75 and $73 as of March 31, 2010 and December 31, 2009, respectively, related to long-term investment assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Plant and equipment — net:

	March 31, 2010	December 31, 2009
Cost:
Buildings	$586	$686
Machinery and equipment	623	752
Assets under capital lease	75	153
Sale lease-back assets	49	49

	1,333	1,640

Less accumulated depreciation:
Buildings	(244)	(262)
Machinery and equipment	(478)	(586)
Assets under capital lease	(52)	(93)
Sale lease-back assets	(11)	(11)

	(785)	(952)

Plant and equipment — net	$548	$688

Intangible assets — net:

	March 31, 2010	December 31, 2009
Cost	$105	$103
Less: accumulated amortization	(57)	(52)

Intangible assets — net	$48	$51

Other assets:

	March 31, 2010	December 31, 2009
Long-term deferred costs	$48	$44
Long-term inventories	3	6
Debt issuance costs	46	49
Financial assets	50	49
Other	75	29

Other assets	$222	$177

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other accrued liabilities:

	March 31, 2010	December 31, 2009
Outsourcing and selling, general and administrative related provisions	$79	$67
Customer deposits	8	6
Product-related provisions	18	22
Warranty provisions (note 14)	29	58
Deferred revenue	133	138
Advance billings in excess of revenues recognized to date on contracts (a)	32	76
Miscellaneous taxes	3	8
Income taxes payable	45	41
Deferred income taxes	15	14
Tax uncertainties (note 12)	10	83
Other	117	147

Other accrued liabilities	$489	$660

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	March 31, 2010	December 31, 2009
Pension benefit liabilities	$4	$6
Post-employment and post-retirement benefit liabilities	7	8
Restructuring liabilities (notes 10 and 11)	4	4
Deferred revenue	62	71
Tax uncertainties (note 12)	41	89
Other long-term provisions	38	48

Other liabilities	$156	$226

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Condensed consolidated statements of cash flows

Change in operating assets and liabilities — net:

	Three Months Ended March 31,
	2010	2009
Accounts receivable — net	$140	$264
Inventories — net	34	90
Deferred costs	11	(19)
Income taxes	(35)	(3)
Accounts payable	(103)	18
Payroll, accrued and contractual liabilities	6	(35)
Deferred revenue	(34)	(18)
Advance billings in excess of revenues recognized to date on contracts	(27)	(33)
Restructuring liabilities	(5)	(12)
Other	(5)	(25)

Change in operating assets and liabilities (a)	$(18)	$227

(a)	The changes in liability amounts noted above include items that are subject to compromise.

Interest and taxes paid:

	Three Months Ended March 31,
	2010	2009
Cash interest paid	$3	$6
Cash taxes paid	$46	$8
Net payment (receipt) for reorganization items (note 5)	$(709)	$4

7. Goodwill

In the three months ended March 31, 2009, Nortel recorded $48 of impairment loss related to the NGS reporting unit prior to its reclassification to discontinued operations.

At March 31, 2010, the only goodwill remaining is $10 related to LGN.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

8. Assets and liabilities held for sale

The following table sets forth assets and liabilities classified as held for sale at March 31, 2010:

	Plant and Equipment - net	Carrier VoIP and Application Solutions	Total
Assets
Accounts receivable — net	$—	$20	$20
Inventories — net	—	30	30
Plant and equipment — net	51	15	66
Other	—	1	1

Assets held for sale	$51	$66	$117

Liabilities
Employee-related liabilities	$—	$15	$15
Other current liabilities	—	93	93
Other long-term liabilities	—	4	4

Liabilities held for sale	$—	$112	$112

As discussed in note 2, during the first quarter of 2010, Nortel received court approvals of bidding procedures for the planned sale of substantially all the assets of the CVAS business globally to GENBAND. As a result, the related CVAS assets and liabilities have been classified as held for sale as of March 31, 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the CVAS assets and liabilities therefore no impairment was recorded on the reclassification of these assets to held for sale.

Certain long-lived assets have been classified as held for sale as a result of reaching the appropriate stage in the sale process. During the three months ended March 31, 2010, Nortel recorded an impairment charge of $25 as a result of the fair value less estimated costs to sell being less than the carrying value of those assets.

Subsequent to March 31, 2010, the Company determined that certain other long-lived assets, with a carrying value of $296 met the criteria to be classified as held for sale. Nortel anticipates that there will be an impairment loss on the reclassification of the long-lived assets to held for sale once it finalizes its estimate of fair value less costs to sell.

9. Segment information

Segment descriptions

In the first quarter of 2010, Nortel completed the sale of substantially all of the Optical Networking and Carrier Ethernet businesses to Ciena, which was included in the MEN segment, and the sale of substantially all of the GSM/GSM-R business to Ericsson and Kapsch, which was included in the WN segment.

As of March 31, 2010, Nortel’s four reportable segments were WN, CVAS, MEN and LGN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of March 31, 2010, WN includes the residual CDMA, and GSM.

•

The CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

•

The MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes Optical Networking, Carrier Ethernet switching, and multiservice switching (“MSS”) products and related services. As of March 31, 2010, MEN includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business.

•

The LGN segment provides telecommunications equipment and network solutions, spanning wired and wireless technologies, to both service providers as well as enterprise customers in both the domestic Korean market and internationally. LGN’s Carrier Network business unit offers advanced CDMA and Universal Mobile Telecommunications Systems (“UMTS”) solutions to wireless service providers and also includes the Ethernet Fiber Access product line based on next-generation WDM-PON technology. LGN’s Enterprise Solutions business unit offers a broad and diverse portfolio of voice, data, multimedia, unified communication systems and devices for business communication solutions.

Comparative periods have been recast to conform to the current segment presentation.

As discussed above, Nortel entered into sale agreements with GENBAND for the planned sale of substantially all the assets of the CVAS business. These assets and liabilities have been classified as assets held for sale. Also as discussed above, Nortel entered into a sale agreement with Ericsson for the planned sale of its majority stake in LGN.

Other miscellaneous and temporary business activities and corporate functions do not meet the criteria to be disclosed separately as reportable segments and have been reported in “Other”. Costs associated with shared services, such as general corporate functions, that are managed on a common basis are allocated to Nortel’s reportable segments based on usage determined generally by headcount. A portion of other general and miscellaneous corporate costs and expenses are allocated based on a fixed charge established annually. Costs not allocated to the reportable segments include employee share-based compensation, differences between actual and budgeted employee benefit costs, interest attributable to Nortel’s long-term debt and other non-operational activities, and are included in “Other”.

In the first quarter of 2010, Nortel’s then Chief Restructuring Officer (“CRO”) (effective March 21, 2010 and for the remainder of the first quarter of 2010, the CRO’s title was changed to Special Advisor) and the President of NBS were both identified as Chief Operating Decision Makers in assessing the performance of and allocating resources to Nortel’s operating segments. The CRO was responsible for the remaining businesses and the President of NBS was responsible for the contracts that did not transfer to the purchasers of the divested businesses. As a result of the departure of the CRO, the Chief Strategy Officer and Business Unit President will be the Chief Operating Decision Maker in the second quarter of 2010 responsible for the remaining businesses, while the President of NBS continues to be the CODM responsible for the contracts included in operating segments that did not transfer, as noted above. In the first quarter 2010, the primary financial measure used by the CRO and the President of NBS was Management Operating Margin (“Management OM”). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. The financial information for Nortel’s business segments presented below includes the results of the Equity Investees as if they were consolidated, which is consistent with the way Nortel manages its business segments. However, as discussed in note 1, under U.S. GAAP, the Equity Investees are accounted for under the equity method of accounting as of the Petition Date. Therefore, in order to reconcile the financial information for the reportable segments shown in the tables below to the consolidated financial information, the “Equity in net loss of Equity Investees” in the following table must be removed.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Segments

The following tables set forth information by segment for the three months ended:

	March 31, 2010	March 31, 2009
Segment revenues
WN	$168	$568
CVAS	154	169
MEN	216	360
LGN	122	188

Total reportable segments	660	1,285
Other	4	1

Total segment revenues	664	1,286
Less: Equity Investees revenues	(180)	(245)

Total consolidated revenues	$484	$1,041

Management OM
WN	$55	$60
CVAS	(8)	(18)
MEN	(9)	42
LGN	1	48

Total reportable segments	39	132
Other	(218)	(246)

Total Management OM	(179)	(114)

Impact of deconsolidation of Equity Investees	(32)	(81)
Amortization of intangible assets	4	3
Loss (gain) on sales of businesses and sales and impairments of assets	2	—
Other operating expense (income) — net	(60)	(10)

Operating earnings (loss)	(93)	(26)
Other income (expense) — net	61	(55)
Interest expense	(75)	(76)
Reorganization items — net	497	(5)
Income tax expense	(12)	(3)
Equity in net loss of associated companies — net of tax	(1)	(1)
Equity in net loss of Equity Investees	(20)	(122)

Net earnings (loss) from continuing operations	$357	$(288)

Nortel had one customer, AT&T that generated revenues of approximately 12% of total consolidated revenues for the three months ended March 31, 2010 and one customer, Verizon Communications Inc. that generated revenues of approximately 15% of total consolidated revenues for the three months ended March 31, 2009. Although these revenues were generated primarily within the WN segment, they were also from Nortel’s other reportable segments.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

During the first quarter of 2008, Nortel announced a restructuring plan that included net workforce reductions of approximately 2,100 positions and shifting approximately 1,000 additional positions from higher-cost to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and further consolidating real estate requirements (collectively, “2008 Restructuring Plan”). There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $4 as of March 31, 2010 relates to discounted cash outlays, net of estimated future sublease revenues, for leases with payment terms through to 2013.

During the first quarter of 2007, Nortel announced a restructuring plan that included workforce reductions of approximately 2,900 positions and shifting approximately 1,000 additional positions from higher-cost locations to lower-cost locations. In addition to the workforce reductions, Nortel announced steps to achieve additional cost savings by efficiently managing its various business locations and consolidating real estate requirements (collectively, “2007 Restructuring Plan”). There were no significant workforce reductions under this plan after December 31, 2008 and prior to its discontinuance on January 14, 2009. The real estate provision of $5 as of March 31, 2010 relates to discounted cash outlays net of estimated future sublease revenues for leases with payment terms through to 2016.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

During the three months ended March 31, 2010, changes to the provision were as follows:

	November 2008 Restructuring Plan	2008 Restructuring plan	2007 Restructuring plan	2004 and 2001 Restructuring Plan	Total
Workforce Reduction
Provision balance as of December 31, 2009 and March 31, 2010	$27	$18	$10	$—	$55

Contract Settlement and lease costs
Provision balance as of December 31, 2009	$—	$4	$7	$17	$28
Current period charges	$—	$—	$—	$1	$1
Revisions to prior accruals	$—	$—	$(2)	$—	$(2)

Provision balance as of March 31, 2010	$—	$4	$5	$18	$27

Total Provision balance as of March 31, 2010 (a)	$27	$22	$15	$18	$82

(a)	As of March 31, 2010 and December 31, 2009, the short-term provision balances were $1 and $2, respectively, and the long-term provision balances were $3 and $4, respectively, and $78 was included in liabilities subject to compromise at March 31, 2010.

During the three months ended March 31, 2010 and 2009 the charge (recovery) by profit and loss category was as follows:

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$—	$(7)
Selling, general and administrative	(1)	(10)
Research and development	—	(3)
Reorganization items — lease repudiation	—	(34)
Other	—	1

Total charge (recovery) excluding discontinued operations	(1)	(53)
Discontinued operations	—	—

Total charge (recovery) including discontinued operations	$(1)	$(53)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table sets forth the charge (recovery) incurred for each of Nortel’s cost reduction plans by segment during the three months ended March 31, 2010 and 2009:

	CVAS	WN	MEN	LGN	Other	Total
November 2008 Restructuring Plan	$—	$—	$—	$—	$—	$—
2008 Restructuring Plan	—	—	—	—	—	—
2007 Restructuring Plan	—	(1)	(1)	—	—	(2)
2004 and 2001 Restructuring Plan	—	—	1	—	—	1

Total recovery for the three months ended March 31, 2010	$—	$(1)	$—	$—	$—	$(1)

November 2008 Restructuring Plan	$(4)	$(9)	$(4)	$—	$—	$(17)
2008 Restructuring Plan	—	(1)	—	—	—	(1)
2007 Restructuring Plan	(3)	(7)	(4)	—	—	(14)
2004 and 2001 Restructuring Plan	(3)	(11)	(7)	—	—	(21)

Total recovery for the three months ended March 31, 2009	$(10)	$(28)	$(15)	$—	$—	$(53)

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

Workforce Reduction Activities

On February 25, 2009, Nortel announced a workforce reduction plan to reduce its global workforce by approximately 5,000 net positions which, upon completion, was expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance being classified as a liability subject to compromise. Included in these amounts are actions related to the Equity Investees, which are described in note 22. On a consolidated basis, absent amounts related to the Equity Investees, the plan is currently expected to result in total charges to earnings of approximately $168 with expected and total cash outlays of approximately $77 with the balance being classified as a liability subject to compromise. During the year ended December 31, 2009, Nortel undertook additional workforce reduction activities that, upon completion, are expected to result in total charges to earnings of approximately $176 with expected total cash outlays of $89 with the balance being classified as a liability subject to compromise. These amounts also include actions related to the Equity Investees, which are described in note 22. On a consolidated basis, absent amounts related to the Equity Investees, Nortel has completed all 2009 announced workforce reduction plans. As of

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

March 31, 2010 for the consolidated entities, the completed 2009 workforce initiatives have resulted in total charges to earnings of approximately $117 with total cash outlays of approximately $38 and the balance being classified as a liability subject to compromise for approximately 4,625 positions.

Three months ended March 31, 2010

For the three months ended March 31, 2010, approximately $14 of the total charges relating to the net workforce reduction of 560 positions were incurred as of March 31, 2010. For the three months ended March 31, 2010 and during the post petition period, Nortel incurred workforce reduction recovery of $2 and charge of $62, respectively, for discontinued operations. As Nortel progresses through the Creditor Protection Proceedings, Nortel expects to continue incurring charges and cash outlays related to workforce and other cost reduction strategies. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

During the three months ended March 31, 2010 changes to the provision balances were as follows.

Provision balance as of December 31, 2009	$70
Other charges	19
Revisions to prior accruals	(5)
Cash drawdowns	(4)
Non-cash drawdowns	—
Foreign exchange and other adjustments	1

Provision balance as of March 31, 2010 (a)	$81

(a)	As of March 31, 2010, $80 was included in liabilities subject to compromise, the short-term provision balance was $1, and the long-term provision balance was nil.

During the three months ended March 31, 2010 and 2009 workforce reduction charges were as follows:

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$7	$13
SG&A	6	17
R&D	1	8
Other	—	—

Total workforce reduction charge	$14	$38

The following table sets forth charges incurred for workforce reductions by segment during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
WN	$1	$25
CVAS	7	11
MEN	6	2
LGN	—	—

Total charges	$14	$38

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other Cost Reduction Activities

During the three months ended March 31, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $3 which were recorded against SG&A and reorganization items. During the three months ended March 31, 2010, Nortel recorded plant and equipment write downs of $11 against SG&A and reorganization items, and an additional charge of $11 against reorganization items for lease repudiations and other contract settlements. As of March 31, 2010, Nortel’s real estate and other cost reduction balances were approximately $31, of which $28 is classified as subject to compromise.

12. Income taxes

During the three months ended March 31, 2010, Nortel recorded a tax expense of $12 on earnings from continuing operations before income taxes and equity in net loss of associated companies and Equity Investees of $390. The tax expense of $12 is largely comprised of several items, including $10 of income taxes on current year profits in various jurisdictions, $5 relating to the accrual of the deferred tax liability associated with the investment in LGN and $2 of income taxes resulting from revisions to prior year taxes. This tax expense was offset by decreases in uncertain tax positions and other taxes of $5.

During the three months ended March 31, 2009, Nortel recorded a tax expense of $3 on loss from continuing operations before income taxes and equity in net loss of associated companies and Equity Investees of $162. The tax expense of $3 was largely comprised of $12 of income taxes in profitable jurisdictions primarily in Asia, which was offset by decreases in uncertain tax positions of $4 and revisions to prior year estimates of $6.

As of March 31, 2010, Nortel’s net deferred tax assets were $7. During the third and fourth quarters of 2008, the expanding global economic downturn dramatically worsened, and in January 2009, the Debtors commenced the Creditor Protection Proceedings. In assessing the need for valuation allowances against its deferred tax assets for the year ended December 31, 2009, Nortel considered the negative effect of these events on Nortel’s revised modeled forecasts and the resulting increased uncertainty inherent in these forecasts. Nortel determined that there was significant negative evidence against and insufficient positive evidence to support a conclusion that Nortel’s net deferred tax assets were more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. In June 2009, Nortel concluded that the sale of Nortel’s remaining businesses was the best path forward. As described in note 2, Nortel disposed of substantially all of its CDMA business and LTE Access assets to Ericsson, its Packet Core Assets to Hitachi, substantially all of the assets of the ES business to Avaya, substantially all of the assets of the Optical Networking and Carrier Ethernet businesses to Ciena, and substantially all of the assets of the GSM/GSM-R business to Ericsson and Kapsch. Nortel has entered into TSA with the buyers of these businesses and, as described in note 2, is in the process of selling its remaining businesses and assets.

These remaining disposals are expected to occur during 2010 and certain of these dispositions have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. Although these additional dispositions are estimated to generate gains in 2010, due to the significant uncertainty concerning the forecasted income for 2010 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of these remaining transactions, this positive evidence does not outweigh the significant negative evidence that exists and therefore, Nortel continues to conclude that as at March 31, 2010 a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions other than Korea and Turkey. Nortel’s joint venture in Turkey, Netas, is included in the Equity Investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

At December 31, 2009, Nortel’s net deferred tax asset was $13, which included a net deferred tax asset of $20 in Korea, offset by a deferred tax liability of $7 associated with NNL’s investment in LGN. As at March 31, 2010, the net deferred tax assets excluding the Equity Investees decreased from $13 to $7, mainly due to the additional accrual of $5 that is associated with NNL’s investment in LGN.

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

Nortel had approximately $1,871 and $1,022 of total gross unrecognized tax benefits as of December 31, 2009 and March 31, 2010, respectively. As of March 31, 2010, of the total gross unrecognized tax benefits in its consolidated entities, $32 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The net decrease of $849 since December 31, 2009 resulted from $813 from the resolution and settlement of the 2001 through 2005 Advance Pricing Arrangements (“APA”) between Canada and the U.S, $37.5 from the settlement payment made to the IRS on February 22, 2010, $22 from the deconsolidation of its Brazil entity, and $8 from the settlement of audit exposures in various jurisdictions. This was offset by an increase of $1 for new uncertain tax positions arising in 2010, and by an increase of $30 from changes to the measurement of existing uncertain tax positions for changes to foreign exchange rates and other measurement criteria.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2010, Nortel recognized approximately $4 related to interest, penalties and foreign exchange losses, which was offset by a decrease of $57 for the deconsolidation of its Brazil entity. Nortel had accrued approximately $26 and $79 for the payment of interest and penalties as of March 31, 2010 and December 31, 2009, respectively.

Nortel believes it is reasonably possible that $102 of its gross unrecognized tax benefit will decrease during the twelve months ending March 31, 2011 with such amounts attributable to possible decreases of $86 from including unrecognized tax benefits on amended income tax returns and $16 from the potential settlement of audit exposures in various jurisdictions.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it operates and currently has examinations open in Canada, the U.S. and certain of the entities included in the Equity Investees have examinations open in France, Australia, and Germany. In addition, Nortel and certain of the entities included in the Equity Investees and cost investments have ongoing audits in other smaller jurisdictions including, but not limited to, Italy, Poland, Colombia, Brazil and India. Other than the U.S., Nortel’s 2000 through 2009 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding APAs affecting these periods and ongoing audit activity.

Nortel regularly assesses the status of tax examinations and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Specifically, the tax authorities in Brazil have completed an examination of prior taxation years and have issued assessments in the aggregate amount of $85 for the taxation years 1999 and 2000. As at March 31, 2010, Nortel no longer consolidates this entity and therefore, other than amounts accrued through guarantees, the uncertain tax liabilities associated with these assessments are no longer accrued in our financial statements. In addition, the tax authorities in France issued assessments against one of the Equity Investees in respect of the 2001, 2002 and 2003 taxation years. After adjusting these

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

assessments to reflect the resolution of certain withholding tax issues, these assessments collectively propose adjustments to increase taxable income of approximately $1,130, additional income tax liabilities of $44 inclusive of interest, as well as certain increases to withholding and other taxes of approximately $16, exclusive of applicable interest and penalties. Nortel withdrew from discussions at the tax auditor level during the first quarter of 2007 and has entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. Nortel believes that it has adequately provided for the tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

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

During 2007 and 2008, Nortel requested new bilateral APAs for tax years 2007 through at least 2010 (2007-2010 APA), for Canada, the U.S. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those requested for 2001 through 2005. During the second quarter of 2009

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

the Canadian tax authority requested that Nortel rescind its 2007-2010 application as a result of the uncertain commercial environment. As a result of this request, Nortel withdrew the application in March 2010.

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

As discussed in note 2, as a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to the APAC Agreement Subsidiaries in the APAC region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into the APAC Agreement. As a result, the APAC Agreement will effect a full and final settlement for certain payments owing and that may or could owe among the APAC Agreement Subsidiaries, or between an APAC Agreement Subsidiary and a Canadian Debtor, pursuant to certain distribution and transfer pricing agreements.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Nortel is in the process of amending a number of previously filed tax returns as a result of the restatements of its financial statements. Most of the significant unamended tax returns reflected tax losses and Nortel does not expect any material impact to either tax expense or deferred tax liabilities. As of March 31, 2010 Nortel has accrued an income tax liability of $21 for interest and tax exposures relating to the restated Canadian tax returns.

13. Employee benefit plans

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

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Settlement Agreement with Former and Disabled Canadian Employee Representatives

As discussed in note 2, on February 8, 2010, the Canadian Debtors entered into the Settlement Agreement in relation to the Canadian registered pension plans, post-retirement benefits and post-employment benefits. The Settlement Agreement, as amended, was approved by the Canadian Court on March 31, 2010. The Canadian registered pension plans will be transferred to a new administrator on September 30, 2010. Benefit payments in the Canadian post-retirement benefit plan and the Canadian long-term disability plan will cease on December 31, 2010.

As a result of the approved cessation of post-retirement benefit payments on December 31, 2010, Nortel recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (“ASC 715-60”), which required a derecognition of the liability and deferred actuarial gains totaling $432 in the first quarter of 2010 in reorganization items. Nortel has recorded in reorganization items a charge of $416 representing its current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years benefits they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

Impacts of workforce reductions and divestiture activities

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, Nortel remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the first quarter of 2010 in accordance with ASC 715-60. The curtailment and remeasurement impacts related to the Canadian post-retirement benefit obligations were recorded in addition to the Settlement Agreement impacts described above. Curtailment gains of $6 and $7 were recorded to the statement of operations in the U.S. and Canada, respectively. As a result of these remeasurements, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 5.9% from 6.0% at December 31, 2009. In addition as a result of the remeasurements, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement dates. For the U.S, the net cumulative annual effect of these adjustments was to decrease post-retirement liabilities by $3 and accumulated other comprehensive loss (before tax) by $3. For Canada, the cumulative annual effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $15 and accumulated other comprehensive loss (before tax) by $18.

U.S. Healthcare Reform Acts

In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts). The Acts contain provisions that could impact Nortel’s accounting for retiree medical benefits in future periods. However, the ultimate extent of that impact, if any, on Nortel cannot be determined until final regulations are promulgated under the Acts and additional interpretations of the Acts become available. Nortel will continue to assess the accounting implications of the Acts as related regulations

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts for which the impacts are reasonably determinable, a re-measurement of Nortel’s post-retirement plan liabilities is not required at this time.

Pension and Post Retirement Benefits

Nortel’s policy is to fund defined benefit pension and other post-retirement and post-employment benefits based on accepted actuarial methods as permitted by regulatory authorities. The funded amounts reflect actuarial assumptions regarding compensation, interest and other projections.

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended March 31,
	2010	2009
Pension expense:
Service cost	$3	$3
Interest cost	51	60
Expected return on plan assets	(38)	(57)
Amortization of prior service cost	1	1
Amortization of net losses (gains)	10	(1)
Curtailment, contractual and special termination losses (gains)	—	4

Net pension expense	$27	$10

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended March 31,
	2010	2009
Post-retirement benefit cost:
Service cost	$—	$1
Interest cost	8	8
Amortization of prior service cost	(1)	(2)
Amortization of net losses (gains)	(3)	(3)
Settlement gain	(68)	—
Curtailment gain	(377)	—

Net post-retirement benefit cost	$(441)	$4

During the three months ended March 31, 2010 and 2009, contributions of $15 and $11, respectively, were made to the defined benefit plans and $9 and $11, respectively, to the post-retirement benefit plans. Nortel expects to contribute an additional $7 in 2010 to the defined benefit pension plans for a total contribution of $22, and an additional $36 in 2010 to the post-retirement benefit plans for a total contribution of $45.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table provides a summary of Nortel’s guarantees as of March 31, 2010:

	Carrying Amount of Liability	Maximum Potential Liability (l)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Intellectual property indemnification obligations (b)	—	—
Lease agreements (c)	—	12
Receivable securitizations (d)	—	—
Other indemnification agreements
EDC Support Facility (e)	24	72
Specified price trade-in rights (f)	—	—
Global Class Action Settlement (g)	—	—
Sale lease-back (h)	—	4
Real estate indemnification (i)	—	—
Bankruptcy (j)	—	1
UK Defined Benefit Plan guarantee (k)	—	—

Total	$25	$93

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(d)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(e)	Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC Support Facility. Approximately $24 has been paid out to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(f)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(g)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of March 31, 2010, Nortel has not made any significant payments to settle such obligations and does not expect to do so in the future.
(h)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(i)	On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain obligations that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(j)

On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

of the maximum term of the indemnification. As of March 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(k)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Nortel’s obligations under the Pension Guarantee are reflected in the recognition of the investment in net liabilities of Equity Investees. See note 22.
(l)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the condensed consolidated balance sheet as of March 31, 2010:

Balance as of December 31, 2009	$58
Payments	(11)
Warranties issued	10
Revisions	(4)
Transferred to liabilities held for sale	(24)

Balance as of March 31, 2010	$29

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

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Long-term debt

Nortel’s publicly traded debt instruments are valued using quoted market prices and are classified as Level 1 in the fair value hierarchy. The carrying amount of Nortel’s publicly traded debt as at March 31, 2010 was $4,169.

The following table presents for each of the fair value hierarchy levels, the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Assets
Employee benefit trust	$75	$75	$—	$—

Total assets	$75	$75	$—	$—

Liabilities
Long-term debt	$3,156	$3,156	$—	$—

Total liabilities	$3,156	$3,156	$—	$—

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

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	March 31, 2010	December 31, 2009
Bid and performance-related bonds (a)	$86	$83
Other bonds (b)	6	21

Total bid, performance-related and other bonds	$92	$104

(a)	Net of restricted cash and cash equivalent amounts of $13 and $26 as of March 31, 2010 and December 31, 2009, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $43 and $45 as of March 31, 2010 and December 31, 2009, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $10 as of March 31, 2010. These commitments expire at various dates through to 2017.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

17. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three Months Ended March 31,
	2010 (a)	2009 (a) (b)
	(Number of common shares in millions)
Net earnings (loss) from continuing operations	$355	$(310)
Net earnings (loss) from discontinued operations	—	(197)

Net earnings (loss) attributable to Nortel Networks Corporation	$355	$(507)

Basic weighted-average shares outstanding:
Issued and outstanding	499	499
Basic weighted-average shares outstanding	499	499

Weighted-average shares dilution adjustments:
Stock options and other share-based awards	—	—
1.75% Convertible Senior Notes	18	—
2.125% Convertible Senior Notes	18	—

Diluted weighted-average shares outstanding	535	499

Weighted-average shares dilution adjustments — exclusions:
Stock options and other share-based awards	—	24
4.25% Convertible Senior Notes	—	—
1.75% Convertible Senior Notes	—	18
2.125% Convertible Senior Notes	—	18

Basic earnings (loss) per common share:
from continuing operations	$0.71	$(0.63)

from discontinued operations	$—	$(0.39)

Diluted earnings (loss) per common share:
from continuing operations	$0.67	$(0.63)

from discontinued operations	$—	$(0.39)

(a)	Shares issued or issuable as a result of the Global Class Action Settlement for the three months ended March 31, 2010 and 2009 were 62,866,775, have been included in the calculation of basic and diluted weighted-average number of NNC common shares outstanding with effect from March, 2007.
(b)	As a result of the net loss for the three months ended March 31, 2009, all potential dilutive securities in this period are considered anti-dilutive.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

18. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the three months ended March 31, 2010:

	NNC Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2009	$35,604	$3,623	$(41,876)	$(1,124)	$729	$(3,044)
Impact of Equity Investees	—	—	—	36	1	37
Net income (loss)	—	—	355	—	2	357
Impact of deconsolidated subsidiaries	—	—	—	66	—	66
Foreign currency translation adjustment	—	—	—	(56)	6	(50)
Unrealized loss on investments — net	—	—	—	(6)	—	(6)
Unamortized pension and post-retirement actuarial losses and prior service cost —net (a)	—	—	—	(83)	—	(83)
Other	—	—	(1)	—	2	1

Balance as of March 31, 2010	$35,604	$3,623	$(41,522)	$(1,167)	$740	$(2,722)

(a)	This amount includes settlement and entailments amounts for Canadian PRB.

The following are the components of comprehensive income (loss), net of tax, for the three months ended:

	March 31, 2010	March 31, 2009
Net earnings (loss) including noncontrolling interests	$357	$(485)
Other comprehensive loss adjustments:
Impact of Equity Investees	37	(94)
Impact of deconsolidated subsidiaries	66	—
Change in foreign currency translation adjustment	(50)	(18)
Unrealized loss on investments — net (a)	(6)	(2)
Unamortized pension and post-retirement actuarial losses and prior service cost — net	(83)	(4)

Comprehensive loss including noncontrolling interests	321	(603)
Comprehensive income attributable to noncontrolling interests	(9)	(12)

Comprehensive loss attributable to Nortel Networks Corporation	$312	$(615)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax of nil for the three months ended March 31, 2010 and 2009, respectively.

19. Share-based compensation plans

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated, the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated and the Nortel Networks Corporation 2000 Stock Option Plan) and

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

certain equity-based compensation plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)), whether vested or unvested, which include stock options, SARs, RSUs and PSUs granted to employees of the Equity Investees. As at December 31, 2009, all share-based compensation instruments were forfeited and/or cancelled. As at March 31, 2010, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. As a result of the cancellation and expiration of the plans in 2009, no related share-based compensation expenses were recognized in 2010.

Share-based compensation

The following table provides the share-based compensation expense for the three months ended March 31, 2009:

	Three Months Ended March 31, 2009
Share-based compensation expense:
DSUs (a)	$—
Options	44
RSUs (a)	34
PSU — rTSRs	7
PSU — Management OMs	1

Total share-based compensation expense reported — net of tax (b)	$86	(c)

(a)	Compensation related to employer portion of RSUs and DSUs was net of tax of nil in each period.
(b)	Includes $13 recorded in discontinued operations for the three months ended March 31, 2009.
(c)	Represents consolidated expense and excludes $14 related to the Equity Investees. See note 22.

20. Liabilities subject to compromise

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

Nortel has accounted for its Equity Investees under the equity method of accounting from the Petition Date. Therefore, the liabilities of the Equity Investees that are subject to compromise are not included in the consolidated results.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Liabilities subject to compromise consist of the following:

March 31, 2010
Trade and other accounts payable	$301
Restructuring liabilities	186
Long-term debt	4,250
Pension obligations	1,371
Postretirement obligations other than pensions	824
Other accrued liabilities	564
Other	69

Total liabilities subject to compromise	$7,565

As at March 31, 2010, the Canadian Debtors and U.S. Debtors have received approximately 8,144 claims asserting approximately $36,809 in aggregate outstanding liquidated claims. Some of these claims are unliquidated, including NNUK’s unliquidated claims with respect to the Pension Guarantee (see note 2), and are therefore not reflected in the aggregate claim amount above. This amount excludes the value of claims that have been withdrawn, expunged, or disallowed by the courts as of March 31, 2010. The Canadian Debtors and U.S. Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors and U.S. Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors and U.S. Debtors of filed proofs of claim.

Although the Canadian Debtors and U.S. Debtors have and may continue to object to various court filings made throughout the Creditor Protection Proceedings, as at March 31, 2010, 978 claims, including the IRS claim, had been objected to by the U.S. Debtors; however, as discussed in note 12, the IRS Claim has been withdrawn. As at March 31, 2010, an objection to one claim was withdrawn and the courts entered orders disallowing 909 claims. Subsequent to March 31, 2010, the courts entered orders disallowing an additional 67 of the claims as of March 31, 2010 that had been objected to as of March 31, 2010, which will reduce the amount of asserted claims noted above by approximately $59. As discussed in note 2 in connection with the FCFSA, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063, which claim will not be subject to any offset. Although the Canadian Court and U.S. Court have established bar dates, subject to exceptions, by which certain proofs of claim against the relevant Canadian Debtors and U.S. Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims are and may be permitted. In addition, the Canadian Debtors and U.S. Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. See note 2 for additional information on the claims processes.

Since the Petition Date, Nortel has and may continue to enter into court-approved and other agreements relating to settlement of certain pre-Petition Date claim amounts. As at March 31, 2010, the Canadian Debtors and U.S. Debtors have agreed to net payments and forgiveness of accounts receivables in certain circumstances of approximately $128 in the aggregate relating to certain asserted pre-Petition Date claims and related liabilities, subject to adjustment in certain circumstances and excluding liabilities Nortel is required to satisfy pursuant to

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

local legislation and amounts Nortel has agreed to pay pursuant to the IFSA and the FCFSA. These agreements may also include the release of other disputed and unliquidated amounts as well as certain post-Petition Date claim amounts.

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

Transactions with related parties for the three months ended March 31 are summarized as follows:

	Three Months Ended March 31,
	2010	2009
Revenues:
LGE (a)	$3	$3
Vertical Communications, Inc. (“Vertical”) (b)	4	2
Other	2	2

Total	$9	$7

Purchases:
LGE (a)	22	18
GNTEL Co., Ltd. (“GNTEL”) (c)	12	13
Other	2	3

Total	$36	$34

(a)	LGE holds a noncontrolling interest in LGN. Nortel’s sales and purchases relate primarily to certain inventory-related items. As of March 31, 2010, accounts payable to LGE was net $16, compared to $38 as at December 31, 2009.
(b)	LGN currently owns a noncontrolling interest in Vertical. Vertical supports LGN’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel holds a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of March 31, 2010, accounts payable to GNTEL was $9 on a net basis, compared to nil as at December 31, 2009.

Nortel made capital repayments of nil to LGE during the three months ended March 31, 2010 and 2009.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

As of March 31, 2010 and December 31, 2009, accounts receivable from related parties were $6 and $8, respectively. As of March 31, 2010 and December 31, 2009, accounts payable to related parties were $27 and $40, respectively.

Transactions with the Equity Investees are also considered related party transactions. See note 22 for information on related party transactions involving the Equity Investees.

22. Investment in Equity Investees

As discussed in note 1, Nortel accounts for its interest in the Equity Investees under the equity method of accounting in accordance with ASC 323, commencing on the Petition Date. The Equity Investees include the EMEA Subsidiaries as well as those entities the EMEA Subsidiaries control, which include certain entities in EMEA as well as certain entities in Australia. Only certain of the entities included in the Equity Investees have filed for creditor protection at March 31, 2010. Under the equity method of accounting, Nortel has recorded its initial investments at their estimated fair value as of the Petition Date, being the date the entities that comprise the Equity Investees were deconsolidated by Nortel. Nortel has subsequently recognized its interests in the losses and capital transactions of the Equity Investees and has given effect to the elimination of unrealized intercompany profits and losses arising from transactions between Nortel and its consolidated subsidiaries and entities that comprise the Equity Investees.

At March 31, 2010, Nortel’s net investment in the Equity Investees is in a liability position. ASC 323 requires an investor to discontinue recognizing losses once the net investment in the investee reaches zero unless the investor has a commitment to provide support to the investee. Nortel functions as a global entity and Nortel believes that to March 31, 2010 significant economic interdependencies exist among its global subsidiaries evidenced by Nortel’s IP and customer relationships that represent the key global value drivers to all of Nortel’s businesses. This significant interdependence results in value being created on a global rather than legal entity by legal entity basis. As a result, maximizing the value of any assets through divestiture may not be possible without the participation and cooperation of subsidiaries globally, including the Equity Investees. Due to the continuing involvement with the Equity Investees, as well as NNL’s guarantee of the NNUK’s pension liability, Nortel is currently unable to conclude that it would be willing to abandon the operations of the Equity Investees and, therefore, continues to recognize losses in excess of its net investment in the Equity Investees.

The following summarizes the combined assets, liabilities and net equity of the Equity Investees for the periods presented:

	March 31, 2010	December 31, 2009
Assets	$1,440	$1,950
Liabilities	(484)	(934)
Liabilities subject to compromise	(1,406)	(1,487)
Noncontrolling interests	(64)	(63)

Equity in net liabilities of Equity Investees	$(514)	$(534)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table summarizes financial information for the Equity Investees operations for the three months ended March 31:

	Three Months Ended March 31,
	2010	2009
Revenues from continued operations	$180	$245
Revenues from discontinued operations	3	123

Total revenues	$183	$368

Gross profit	40	102
Selling, general and administrative expense	70	132
Research and development expense	7	27
Reorganization items	6	44
Investments and other (income) expense	(20)	16
Other	(3)	5

Net loss	$(20)	$(122)

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

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

In Germany, the Pensions-Sicherungs-Verein (“PSV”), the German pension insolvency insurer, has agreed to assume pre-filing German pension liabilities on a provisional basis. The PSV has entered into an assessment period. During this assessment period, the PSV is reimbursing German pension payments. If, following the assessment, the PSV concludes that they do not need to assume the liabilities, these payments will need to be reimbursed and the PSV will require that pension payments resume. There have been no changes to service accruals to the Germany pension plans at this time.

Pension expense for the Equity Investees for the three months ended March 31, 2010 and 2009 was $33 and $29, respectively. During the three months ended March 31, 2010 and 2009, contributions of $3 and $32, respectively, were made to the defined benefit plans in the Equity Investees. Nortel expects to contribute an additional $5 in 2010 to the defined benefit pension plans in the Equity Investees for a total contribution of $8.

Cash contributions in 2010 to these plans have been significantly impacted as a result of the Creditor Protection Proceedings. As result of the U.K. Administration Proceedings, following Nortel’s contribution in January 2009, all further contributions to the UK defined benefit pension plan ceased pursuant to the direction of the U.K. Administrators, which is reflected in the numbers above. Nortel continues to evaluate its pension obligations in the context of the Creditor Protection Proceedings and as a result these amounts may continue to change as a result of events or other factors that are uncertain or unknown at this time.

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,100 as at January 2009. In January 2010, The Pensions Regulator under The Pensions Act 2004 (U.K.) (“U.K. Statute”) purported to issue a “warning notice” (“Warning Notice”) to certain Nortel entities, including Canadian Debtors and U.S. Debtors. The Pensions Regulator is a governmental agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support for the U.K. defined benefit pension plan. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including NNC, NNL, NNI and NNCI as targets of a procedure before a determination panel of the Pensions to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing that the automatic stay of the U.S. Bankruptcy Code is enforceable against the trustee of the U.K. defined benefit pension plan and the PPF and is fully applicable to the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator has appealed the decision of the Canadian Court. That appeal will be heard on June 16, 2010, by the Ontario Court of Appeal. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”. That motion will be heard May 31, 2010. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending.

Assets and liabilities held for sale

At March 31, 2010, the Equity Investees had $24 of assets and $30 of liabilities classified as held for sale relating to the planned sale of substantially all of the assets of Nortel’s CVAS business.

Guarantees

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. Nortel’s maximum potential liability under the guarantee is $9. As of March 31, 2010, the carrying value of the guarantee is $9 and has not made any payments to settle such obligations and does not expect to do so in the future.

Liabilities subject to compromise

The Equity Investees include the EMEA Debtors and Israeli Debtors as well as certain non-debtor subsidiaries. Although the French Court and Israeli Court have established bar dates by which certain claims against the relevant EMEA Debtors and Israeli Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings in those jurisdictions, certain further claims may be permitted. Other than with respect to NNSA, no outside date for the submission of claims has been established in connection with U.K. Administration Proceedings. At this time, Nortel continues to assess the number and aggregate value of timely filed claims with respect to France.

NNSA has received approximately 273 timely-filed claims asserting approximately €437 in claims, excluding a claim filed by the trustee of the U.K. defined benefit pension plan against NNSA of €2,414, which has been duplicated in similar claims made against other Nortel entities in other jurisdictions. See note 2 for additional information on the claims process and the French Secondary Proceedings. As at March 31, 2010, NNSA had not agreed to make any payments in connection with the settlement of any of these claims and these amounts are subject to change in the event any further claims are allowed to be submitted or any claims amounts are dismissed.

The Israeli Debtors received approximately 220 timely-filed claims asserting approximately ILS 152.8 in claims. See note 2 for additional information on the claims processes and the Israeli Administration Proceedings.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

No outside date for the submission of claims has been established in connection with U.K. Administration Proceedings.

Liabilities subject to compromise consist of the following:

March 31, 2010
Trade and other accounts payable	$121
Restructuring liabilities	111
Long-term debt	72
Pension obligations	1,047
Other accrued liabilities	40
Other	15

Total liabilities subject to compromise	$1,406

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

Post-Petition Date cost reduction activities

Included in the February 25, 2009 workforce announcement were global workforce reductions of approximately 1,300 net positions for the Equity Investees which, upon completion, are expected to result in total charges to earnings of approximately $102 and total cash outlays of approximately $83. Included in the additional workforce reduction activities announced during the nine months ended September 30, 2009 which, upon completion, are expected to result in total charges to earnings of approximately $60 and total cash outlays of approximately $35. As of March 31, 2010, Nortel has extinguished the 2009 workforce reduction plans resulting in approximately $194 in total charges relating to net workforce reductions of 1,484 positions for the Equity Investees.

During the three months ended March 31, 2010, the total charges under this plan for the Equity Investees were $8.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Reorganization items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three months ended March 31, 2010 and 2009 related to the Equity Investees consisted of the following:

	Three Months Ended March 31,
	2010	2009
Professional fees	$(27)	$(34)
Interest income	1	2
Lease repudiation	—	(3)
Employee incentive plans	(7)	(2)
Penalties	—	(8)
Settlements	(3)	—
Gain on divestitures	21	—
Other	9	1

Total reorganization items — net	$(6)	$(44)

Related party transactions

In the ordinary course of business, Nortel engages in transactions with the Equity Investees. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts. All material transactions between Nortel and the Equity Investees have been eliminated in Nortel’s condensed consolidated financial statements.

The Equity Investees related party transactions with Nortel for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months Ended March 31,
	2010	2009
Sales	$17	$13
Purchases	35	46

As of March 31, 2010 and December 31, 2009, accounts receivable from related parties were $37 and $56, respectively. As of March 31, 2010 and December 31, 2009, accounts payable to related parties were $371 and $405, respectively.

23. Contingencies

Creditor Protection Proceedings

As discussed in note 2, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. More recently, one of our French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and NNCI filed a voluntary petition for relief under

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

Pension Benefit Guaranty Corporation Complaint

The PBGC has filed a proof of claim against NNI and each of the U.S. Debtors for the unfunded benefit liabilities of the U.S. Pension Plan in the amount of $593. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). See note 13.

The Pensions Regulator “Warning Notice”

In January 2010, The Pensions Regulator purported to issue a Warning Notice in which it purports to identify certain Nortel entities, including NNC, NNL, NNI and NNCI as targets of a procedure by The Pensions Regulator for the issuance of a financial support direction in connection with the U.K. defined benefit pension plan. On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court providing that the automatic stay of the U.S. Bankruptcy Code is enforceable against the trustee of the U.K. defined benefit pension plan and the PPF and is fully applicable to the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. See note 22 for further information.

Securities Class Action Claim against former CEO and former CFO

On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s former President and Chief Executive Officer) and Pavi Binning (Nortel’s former Executive Vice President, Chief Financial Officer and Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings. Messrs Zafirovski and Binning have filed claims in the U.S. Court for indemnification and contribution for potential liability arising out of this matter in amounts to be determined.

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

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Nortel Statement of Claim Against its Former Officers

In January 2005, Nortel and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement (see note 14).

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

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of March 31, 2010, the accruals on the condensed consolidated balance sheet for environmental matters were $10. Based on information available as of March 31, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

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

24. Subsequent events

In addition to the events identified in note 2, the Company has evaluated subsequent events through the filing date and determined that no other significant events occurred which require disclosure.

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

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere herein as well as our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Where we say “we”, “us”, “our”, “Nortel” or “the Company”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries, as applicable. Where we say NNC, we mean Nortel Networks Corporation. Where we refer to the “industry”, we mean the telecommunications industry.

Executive Overview

Creditor Protection Proceedings

Prior to our significant business divestitures discussed below, we operated in a highly volatile telecommunications industry that is characterized by vigorous competition for market share and rapid technological development. In recent years, our operating costs generally exceeded our revenues, resulting in negative cash flow. A number of factors contributed to these results, including competitive pressures in the telecommunications industry, an inability to sufficiently reduce operating expenses, costs related to ongoing restructuring efforts described below, significant customer and competitor consolidation, customers cutting back on capital expenditures and deferring new investments, and the poor state of the global economy.

In recent years, we took a wide range of steps to attempt to address these issues, including a series of restructurings that reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. In particular, in 2005, under the direction of new management, we began to develop a Business Transformation Plan with the goal of addressing our most significant operational challenges, simplifying the organizational structure and maintaining a strong focus on revenue generation and improved operating margins including quality improvements and cost reductions. These actions included: (i) the outsourcing of nearly all manufacturing and production to a number of key suppliers, including, in particular, Flextronics Telecom Systems, Ltd. (Flextronics), (ii) the substantial consolidation of key research and development (R&D) expertise in Canada and China, (iii) decisions to dispose of or exit certain non-core businesses, such as our Universal Mobile Telecommunications System (UMTS) Access business unit, (iv) the creation and/or expansion of joint venture relationships, such as LG-Nortel Co. Ltd. (LGN) in Korea, our joint venture with LG Electronics, Inc. (LGE) and our joint venture in China, Guangdong-Nortel Telecommunications Equipment Company Ltd., (v) establishing alliances with various large organizations such as Microsoft, IBM and Dell, (vi) real estate optimizations, including the sale of our former headquarters in Brampton, Ontario, Canada, and (vii) reorientation of our business from a traditional supplier of telecommunications equipment to a focus on cutting-edge networking hardware and software solutions. These restructuring measures, however, did not provide adequate relief from the significant pressures we were experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and potentially prolonged recessionary period compounded the situation.

In addition, we made significant cash payments related to our restructuring programs, the Global Class Action Settlement (as defined in the Legal Proceedings section of our 2009 Annual Report), debt servicing costs and pension plans over the past several years. Due to the adverse conditions in the financial markets globally, the value of the assets held in our pension plans has declined significantly resulting in significant increases to pension plan liabilities that could have resulted in a significant increase in future pension plan contributions. It became increasingly clear that the struggle to reduce operating costs during a time of decreased customer spending and massive global economic uncertainty was putting substantial pressure on our liquidity position globally, particularly in North America.

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

On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. To date, we have completed a number of divestitures including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components (Packet Core Assets) to Hitachi, Ltd. (Hitachi); (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd. (Radware); (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corp. (Ciena); and (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch). In addition, NNL has completed a court approved process for the planned divestiture of its interest in LGN, our Korean joint venture with LGE, to Ericsson and in addition to completing a bidding process, we have received court approvals in the U.S. and Canada for the planned divestiture of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (GENBAND).

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

Since determining in June 2009 that selling our businesses was the best path forward, more than $2,800 in net proceeds have been generated through the completed sales of businesses. Additional net proceeds are expected upon the completion of the previously announced sales of our CVAS business and NNL’s majority stake in LGN. To date, auctions for sale of four businesses have yielded $1,200 more in proceeds than initially set out in ‘stalking horse’ sale agreements. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Through the sales completed or announced to date, we have preserved 13,000 jobs for our employees with the purchasers of these businesses.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (NBS) was established in 2009 to provide global transitional services to purchasers of our businesses, in fulfillment of contractual obligations under transition services agreements (TSAs) entered into in connection with the sales of our businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology, R&D, human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of 12 to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of our accounts receivable, inventory and real estate assets, independent of the TSAs.

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

We are seeking expressions of interest from potential buyers and partners regarding options that could maximize the value of our intellectual property portfolio. No decision has been made as to how to realize this value, whether through sale, licensing, some combination of the two or other alternatives. The solicitation process will be conducted in a manner similar to the court approved sales of our significant businesses and is expected to take several months.

With the sale of our main businesses and the focus of NBS and the Corporate Group on the remaining work, Pavi Binning, Chief Restructuring Officer (CRO), Chief Financial Officer (CFO) and Executive Vice President (EVP) and the Board of Directors jointly determined that it was an appropriate point for Mr. Binning to step down from his position and to depart from Nortel. Effective March 21, 2010, Mr. Binning stepped down from his role as CRO, CFO and EVP, and for a short period thereafter, Mr. Binning stayed on as Special Advisor to assist in the completion of the announced business sales and in the transition of certain of his responsibilities. Effective March 22, 2010, John Doolittle assumed the role of CFO of NNC and NNL in addition to his current responsibilities leading the Corporate Group. In light of the milestones met to date and the focus of the remaining work, the position of CRO will not be filled.

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

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (Initial Order) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to July 22, 2010 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

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

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until July 22, 2010, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court has also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including a charge in favor of the Canadian Monitor, its counsel and counsel to the Canadian Debtors as security for payment of certain professional fees and disbursements; a charge in favor of Goldman, Sachs & Co. as security for fees and expenses payable for certain financial advisory services; charges against NNL’s and Nortel Networks Technology Corporation’s (NNTC) facility in Ottawa, Ontario in favor of NNI (Ottawa Charge) with respect to an intercompany revolving loan agreement (NNI Loan Agreement); a charge in favor of NNI as security for excess payment by NNI of certain corporate overhead and R&D services provided by NNL to the U.S. Debtors; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such role, as further described below; in addition to the Ottawa Charge mentioned above, charges on the property of each of the Canadian Debtors as security for their respective obligations under the NNI Loan Agreement; an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; (iii) NNL for any amounts advanced by NNL to NNTC following the Petition Date; and (iv) Nortel Networks UK Limited (NNUK) for certain payments due by NNL to NNUK out of the allocation of sale proceeds NNL actually receives from future material asset sales, subject to certain conditions. Recently the court approved an additional charge against all of the property of the Canadian Debtors to secure payment of the amounts that have been determined to be payable to participants under the Special Incentive Plan (as defined below). A further charge has been granted in favor of certain former employees and long term disability employees who are beneficiaries under the Settlement Agreement (as defined below) against all of the property of the Canadian Debtors to secure payment of the medical, dental, income, termination and pension payments agreed to be paid by the Canadian Debtors under the Settlement Agreement.

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

Administration Proceedings

Also on the Petition Date, the EMEA Debtors made consequential filings and each obtained an administration order from the English Court under the Insolvency Act 1986. The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on Insolvency Proceedings (EC Regulation) and on the basis that each EMEA Debtor’s center of main interests was in England. The U.K. Administration Proceedings currently extend to January 13, 2012, subject to further extension. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of our operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey.

The U.K. Administration Proceedings in relation to NNUK have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

Certain of our Israeli subsidiaries (Israeli Debtors) have commenced separate creditor protection proceedings in Israel (Israeli Administration Proceedings). On January 19, 2009, an Israeli court (Israeli Court) appointed administrators over the Israeli Debtors (Israeli Administrators). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. Under Israeli law, the Israeli Administration Proceedings are usually ended with either a scheme of arrangement, which returns an Israeli debtor to solvency, or a liquidation. On November 24, 2009, the Israeli Court approved a scheme of arrangement for both Israeli Debtors but resolved in a subsequent application to extend the appointment of the Israeli Administrators with respect to Nortel Networks Israel (Sales and Marketing) Limited (in administration) and provide the Israeli Administrators with the same scope of responsibilities and authorities granted to them under the stay of proceedings order. In light of the above, Nortel Networks Israel (Sales and Marketing) Limited is still considered as an Israeli Debtor. The Israeli Administration Proceedings with respect to Nortel Communications Holdings (1997) Limited ended as of December 3, 2009.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (French Court) ordered the commencement of secondary proceedings in respect of NNSA. The French Secondary Proceedings consist of liquidation proceedings during which NNSA continued to operate as a going concern for an initial period of three months. On August 20, 2009, the French Court extended the French Secondary Proceedings until November 28, 2009. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French administrator (French Administrator) and a French liquidator (French Liquidator) have been appointed and are in charge of the day-to-day affairs and continuing business of NNSA in France. On February 16, 2010, the French Court approved an order to suspend the liquidation operations relating to the sale of the assets and/or businesses of NNSA until the earlier of May 31, 2010 or the filing by Kapsch with the French Court of a letter stating that its bid for the GSM/GSM-R assets of NNSA was unconditional. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator. On March 25, 2010, the French Court lifted the suspension of the liquidation operations and, following the approval by the French Court on March 30, 2010 of the offer submitted by Kapsch to acquire the GSM/GSM-R assets of NNSA, NNSA is authorized to continue its business operations until May 7, 2010. As of May 7, 2010, NNSA is no longer authorized to continue its business operations and the liquidation proceedings are ongoing.

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

Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the CDMA business and LTE Access assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the CDMA business and LTE Access assets was recognized as part of reorganization items in the fourth quarter of fiscal 2009.

Packet Core Assets

On September 21, 2009, we announced that we planned to sell, by “open auction”, the Packet Core Assets of our WN business. The Packet Core Assets consist of software to support the transfer of data over existing wireless networks and the next generation of wireless communications technology including relevant non-patent intellectual property, equipment and other related tangible assets, as well as a non-exclusive license of certain relevant patents and other intellectual property. The Packet Core Assets exclude legacy packet core components for our GSM and Universal Mobile Telecommunications System (UMTS) businesses. On October 25, 2009, in accordance with court approved procedures, our principal operating subsidiary, NNL, and NNI, entered into an agreement with Hitachi for the sale of our Packet Core Assets for a purchase price of $10. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. On December 8, 2009, we announced that following satisfaction of all closing conditions, the sale was concluded. A gain on disposal of the Packet Core Assets was recognized as part of reorganization items in the fourth quarter of fiscal 2009.

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

Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the ES business and NGS assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the ES business and NGS was recognized in the fourth quarter of fiscal 2009. The related ES business and NGS financial results of operations have been classified as discontinued operations for all periods presented. For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

Optical Networking and Carrier Ethernet Businesses

On October 7, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with Ciena for our North American, CALA and Asian Optical Networking and Carrier Ethernet businesses, and an asset sale agreement with Ciena for the EMEA portion of our Optical Networking and Carrier Ethernet businesses for a purchase price of $390 in cash, and 10 million shares of Ciena common stock. These agreements include the planned sale of substantially all the assets of our Optical Networking and Carrier Ethernet businesses globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were ultimately required to be submitted by November 17, 2009. On November 22, 2009, in accordance with court approved procedures, we concluded an auction for the sale of these assets to Ciena, who emerged as the successful bidder, agreeing to pay $530 in cash, subject to certain post closing purchase price adjustments, plus $239 principal amount of Ciena convertible notes due June 2017. At a joint hearing on December 2, 2009, we obtained U.S. Court and Canadian Court approvals for the sale to Ciena. On March 19, 2010, we announced that we had completed the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena and that Ciena had elected, as permitted by the terms of the sale, to replace the $239 principal amount of convertible notes with cash consideration of $244, and thus pay an all cash purchase price of approximately $774. The purchase price was reduced at closing for a working capital adjustment approximately $62. The purchase price is also subject to further working capital adjustments that are currently not expected to exceed approximately $19 pending finalization between the parties.

The related Optical Networking and Carrier Ethernet businesses assets and liabilities were classified as held for sale beginning in the fourth quarter of 2009. We determined that the fair value less estimated costs to sell exceeded the carrying value of the Optical Networking and Carrier Ethernet businesses assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the Optical Networking and Carrier Ethernet businesses assets and liabilities has been recognized as part of reorganization items in the first quarter of 2010.

GSM/GSM-R Business

On September 30, 2009, we announced that we planned to sell by “open auction” substantially all of the assets of our global GSM/GSM-R business. The sale included the transfer of specified patents predominantly used in the GSM business and the grant of non-exclusive licenses of other relevant patents. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were required to be submitted by November 16, 2009. An auction with the qualified bidders concluded on November 24, 2009, with Ericsson and Kapsch emerging as the successful bidders for the sale of these assets for a total purchase price of $103 in cash, subject to certain post closing purchase price adjustments. On November 18, 2009, Kapsch filed its bid for the GSM/GSM-R assets of NNSA with the French Administrator and the French Liquidator. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator and the French Court approved the sale to Kapsch on March 30, 2010. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson and Kapsch on December 2, 2009. On March 31, 2010, we announced that we had completed the sale of substantially all of the assets of our global GSM/GSM-R business to Ericsson and Kapsch.

The related GSM/GSM-R business assets and liabilities were classified as held for sale beginning in the fourth quarter of 2009. We determined that the fair value less estimated costs to sell exceeded the carrying value of the GSM/GSM-R business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the GSM/GSM-R business assets and liabilities has been recognized as part of reorganization items in the first quarter of 2010. The related GSM/GSM-R business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

CVAS Business

On December 23, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with GENBAND for our North American, CALA and Asian CVAS business, and an asset sale agreement with GENBAND for the EMEA portion of CVAS business for a purchase price of $282, subject to balance sheet and other adjustments estimated at the time at approximately $100, resulting in estimated net proceeds of approximately $182. These agreements include the planned sale of substantially all the assets of the CVAS business globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the Canadian Court on January 6, 2010 and the U.S. Court on January 8,

2010. Competing bids were required to be submitted by February 23, 2010. No bids were received prior to the bid deadline. On February 24, 2010, we announced that we would not proceed to auction and would work towards closing the asset sale agreements with GENBAND. At a joint hearing on March 3, 2010, Nortel obtained U.S. Court and Canadian Court approval of the sale to GENBAND.

In addition to the processes and approvals outlined above, consummation of the transaction is subject to the satisfaction of regulatory and other conditions and the receipt of various approvals, including the approval of the courts in France and Israel. This sale is expected to close in the second quarter of 2010, subject to regulatory approvals and closing conditions.

The related CVAS business assets and liabilities have been classified as held for sale beginning in the first quarter of 2010. We determined that the fair value less estimated costs to sell exceeded the carrying value of the CVAS business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale.

We have identified estimated individual assets of approximately $66 and liabilities of approximately $112 that are expected to be included as part of the sale transaction.

LGN Joint Venture

On May 27, 2009, we announced that NNL decided to seek a buyer for its majority stake (50% plus 1 share) in LGN, our Korean joint venture with LGE. Our affiliates based in Asia, including LGN, have not filed for creditor protection; however, pursuant to the ongoing Creditor Protection Proceedings, NNL filed a motion with the Canadian Court and received approval for a proposed sale process that has been agreed with LGE and the appointment of Goldman, Sachs & Co. to assist with the proposed divestiture. On April 20, 2010, we announced that NNL entered into a share purchase agreement dated April 21, 2010 with Ericsson. The agreement provides for the sale of NNL’s 50% plus 1 share interest, including preferred shares, in LGN, for a purchase price of $242 in cash, subject to certain purchase price adjustments. Approval of the Ontario Superior Court of Justice was obtained on May 3, 2010. Closing of the transaction is subject to satisfaction of customary regulatory and other conditions, including consents of certain customers and the waiver of certain rights by LGE with respect to the sale of NNL’s shares in LGN.

At the same time, NNL entered into a termination agreement with LGE, whereby the joint venture between LGE and NNL will terminate upon the share purchase by Ericsson being completed. Pursuant to this termination agreement LGE agreed to waive certain rights it has vis-à-vis the sale of NNL’s shares in LGN. In addition, certain Nortel ancillary agreements were terminated or amended and certain LGE ancillary agreements were terminated.

In addition, it is a condition to closing of Nortel’s sale that the closing conditions under the new joint venture agreement to be entered into between Ericsson and LGE must be satisfied or waived. To the extent there is net cash (after deducting any outstanding bank indebtedness) in LGN at closing, NNL will receive, as part of the purchase price adjustment, approximately 50% of such net cash. It is expected that the share purchase transaction will be completed at the end of the second quarter or the beginning of the third quarter 2010. In addition to the sale proceeds, NNL expects to receive approximately 50% of a capital reduction to be paid out by LGN to its shareholders, NNL and LGE, in the amount of 200 billion Korean Won (approximately CAD $181 as of March 31, 2010). It is expected that this amount will be paid prior to the closing of the sale.

The related LGN assets and liabilities will be classified as held for sale beginning in the second quarter of 2010. We have preliminarily identified individual assets of approximately $681 and liabilities of approximately $290 that are expected to be included as part of the transaction.

Nortel Netas

On July 30, 2009, Nortel Networks International Finance & Holdings B. V. (NNIF), an EMEA Debtor, announced that it is evaluating its strategic options including a possible disposal of its 53.13% stake in Nortel Networks Netas Telekomunikasyon A.S. (Netas), a publicly traded Turkish company.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things: (i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are expected to materially change, the purchase price associated with the divestitures discussed above, other than as noted above.

Transition Services Agreements

We have entered into TSAs in connection with certain of the completed divestitures discussed above and we are contractually obligated under such TSAs to provide transition services to certain purchasers of our businesses and assets.

In connection with the sale of substantially all of our CDMA business and LTE Access assets in 2009, we entered into a TSA with Ericsson pursuant to which we agreed to provide certain transition services for a period of up to 12 to 24 months after closing of the transaction.

In connection with the sale of substantially all of our ES business in 2009, we have entered into a TSA with Avaya pursuant to which we agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

In connection with the sale of substantially all of our Optical Networking and Carrier Ethernet businesses, we entered into a TSA with Ciena pursuant to which we agreed to provide certain transition services for a period of up to 24 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

In connection with the sale of substantially all of our GSM/GSM-R business, we entered into a TSA with Ericsson pursuant to which we agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction and a TSA with Kapsch pursuant to which we agreed to provide certain transition services for a period of up to 12 months after closing of the transaction.

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

Liquidation of Subsidiaries

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

Other events also may impact when, and if, an entity is deemed to be in liquidation including statutory requirements and court approvals. As such approvals and events occur, we will evaluate whether a change in basis of accounting is appropriate, and in all such cases, we will assess the carrying values of those entities’ assets when it appears likely entities will be approved for liquidation. Generally, Nortel expect that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity on a cost investment basis. We recorded a loss of $82 for the three months ended March 31, 2010, related to one such entity in the CALA region, which is included in reorganization items. Subsequent to March 31, 2010, events have occurred resulting in certain entities being placed in liquidation or pending approval to be liquidated. See note 5 of the accompanying unaudited condensed consolidated financial statements for additional information about reorganization items.

Divestiture Proceeds Received

As at March 31, 2010, of the more than $2,800 in net proceeds generated through the completed sales of businesses, proceeds of approximately $2,729 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$908 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$628 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$73 from the sale of our North American GSM business;

(g)	$21 from the sale of our GSM business outside of North America and our global GSM-R business; and

(h)	$1 from the sale of our Wireless Technology Group.

The accompanying unaudited condensed consolidated financial statements have been prepared by us. Of the $2,729 in proceeds received from divestitures as of March 31, 2010, approximately $2,695 is being held in escrow which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel entities has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA (as defined below) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in the accompanying unaudited condensed consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding, the final allocation of divestiture proceeds.

As at March 31, 2010, a further $185 in the aggregate was expected to be received in connection with the divestitures of substantially all of our CDMA business and LTE Access assets, our ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of our Optical Networking and Carrier Ethernet businesses and our global GSM/GSM-R business, subject to the satisfaction of various conditions including performance under TSAs. Such amounts, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to March 31, 2010, we have received $1 of the $185.

Business Operations

During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the remaining businesses and operations of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation while we continue to focus on the completion of announced sales and the sale of remaining businesses and assets. We have continued to engage with our existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and our divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, we established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in our global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

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

Since the Petition Date, we have periodically entered into agreements with other suppliers, including contract manufacturers, to address issues and concerns as they arise in order to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. In certain circumstances, some of these agreements include advance deposit or escrow obligations, or purchase commitments in order to mitigate the risk associated with supplying us during the pendency of the Creditor Protection Proceedings.

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved a claims process in the U.S. for claims that arose prior to the Petition Date. Pursuant to this claims process, proofs of claim, except in relation to NNCI, had to be received by the U.S. Claims Agent, Epiq Bankruptcy Solutions, LLC (Epiq), by September 30, 2009 (subject to certain exceptions as provided in the order establishing the claims bar date). On December 2, 2009, the U.S. Court approved January 25, 2010 as the deadline for receipt by Epiq of proofs of claim against NNCI (subject to certain exceptions as provided in the order establishing the claims bar date).

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

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2010 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings, other than as described in this report. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 of the accompanying unaudited condensed consolidated financial statements for additional information about claims.

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

On December 23, 2009, we announced we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors entered into a Final Canadian Funding and Settlement Agreement (FCFSA). The FCFSA provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063 (FCFSA Claim), which claim will not be subject to any offset. The FCFSA also provides that NNI will pay to NNL approximately $190 over the course of 2010, which amount includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL, on their behalf, for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of our various businesses. On January 21, 2010, we obtained approvals from the Canadian Court and the U.S. Court of the FCFSA and the creation and allowance of the FCFSA Claim. In addition, we obtained various other approvals from the Canadian Court and U.S. Court including authorization for NNL and NNI to enter into advance pricing agreements with the U.S. and Canadian tax authorities to resolve certain transfer pricing issues, on a retrospective basis, for the taxable years 2001 through 2005. In addition, in consideration of a settlement payment of $37.5, the United States Internal Revenue Service (IRS) released all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,000 is reduced to the $37.5 settlement payment. This settlement was a condition of the FCFSA and was approved by the U.S. Court on January 21, 2010. NNI made the settlement payment to the IRS on February 22, 2010.

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the Asia-Pacific (APAC) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the APAC Agreement Subsidiaries net intercompany debt outstanding as of the Petition Date (Pre-Petition Intercompany Debt) to the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA). A further portion of the Pre-Petition Intercompany Debt will be repayable only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals.

Export Development Canada Support Facility

Effective January 14, 2009, NNL entered into an agreement with EDC (Short-Term Support Agreement) to permit continued access by NNL to the EDC support facility (EDC Support Facility), for an interim period that was extended several times, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. On June 18, 2009, NNL and EDC entered into a cash collateral agreement (Cash Collateral Agreement) in connection with the EDC Support Facility. NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which an aggregate of $2 has been released in the first quarter of 2010, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. The Short-Term Support Agreement expired without further extension on December 18, 2009. Further access by NNL to the EDC Support Facility is at the sole discretion of EDC. NNL’s obligations under the EDC Support Facility are guaranteed by NNI and as of March 31, 2010, there was approximately $4 of outstanding support utilized under the EDC Support Facility.

Other Contracts and Debt Instruments

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to July 22, 2010. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

On June 19, 2009 (and several times subsequently), we announced that we do not expect that holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings and we expect that the proceedings will ultimately result in the cancellation of these equity interests. As a result, we applied to delist the NNC common shares and NNL applied to delist the NNL preferred shares from trading on the TSX and delisting occurred on June 26, 2009 at the close of trading.

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

Directors’ and Officers’ Compensation and Indemnification

The Initial Order of the Canadian Court in the CCAA Proceedings ordered the Canadian Debtors to indemnify directors and officers of the Canadian Debtors for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations. The Initial Order also included a charge against the property of the Canadian Debtors in an aggregate amount not exceeding CAD$90 as security for such indemnification obligations. On February 26, 2010, the NNC and NNL boards of directors (Nortel Boards) approved the reduction in the amount of the charge to an aggregate amount not exceeding CAD$45 on the condition that such reduction shall have been approved by an order of the Canadian Court which order shall provide for certain related releases in respect of such claims. The reduction in the amount of the charge was approved by the Canadian Court on March 31, 2010.

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

Certain Nortel entities have not filed for bankruptcy protection (Cascade Subsidiaries). Under the laws of various jurisdictions in which the Cascade Subsidiaries operate, the directors, officers and agents of the Cascade Subsidiaries may be subject to personal liability. In order to protect individuals serving as directors on the boards of the Cascade Subsidiaries and to facilitate participation by the Cascade Subsidiaries in our sales of businesses and assets, NNL and NNI have contributed to a trust (Trust), which will indemnify individuals serving as directors on the boards and as officers or agents of the Cascade Subsidiaries and their successors, if any, for any claims resulting from their service as a director, officer or agent of a Cascade Subsidiary, subject to limited exceptions. The Trust was approved by the Canadian Court and the U.S. Court on March 31, 2010.

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

We continued the Nortel Networks Limited Annual Incentive Plan (Incentive Plan) in 2010 for all eligible employees. The Incentive Plan permits quarterly award determinations and payouts for the business units and semi-annual award determinations and payouts for the Corporate Group and NBS.

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

On March 4, 2010, we obtained U.S. Court approval and on March 8, 2010 we obtained Canadian Court approval for the Nortel Special Incentive Plan (Special Incentive Plan), which is designed to retain personnel at all levels of Corporate Group and NBS critical to complete our remaining work. The Special Incentive Plan was developed in consultation with independent expert advisors taking into account the availability of more stable and competitive employment opportunities available to these employees elsewhere. The Special Incentive Plan was supported by the Canadian Monitor, U.S. Creditors’ Committee and the Bondholders Group. Representative Counsel to former Canadian employees was also advised of the Special Incentive Plan prior to its approval by the Canadian Court and U.S. Court. Approximately 88 percent of the Special Incentive Plan’s costs are being funded by the purchasers of our businesses, pursuant to the terms of sales agreements. Certain purchasers have required that we retain key employees around the world to ensure that the transition to them of the acquired businesses is as effective and efficient as possible.

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks

Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. As at December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. See note 19, “Share-based compensation plans”, to the accompanying unaudited condensed consolidated financial statements, for additional information about our share-based compensation plans.

Settlement Agreement with Former and Disabled Canadian Employee Representatives

On February 8, 2010, the Canadian Debtors reached an agreement on certain employment related matters regarding our former Canadian employees, including our Canadian registered pension plans and benefits for Canadian pensioners and our employees on long term disability (LTD). We entered into a settlement agreement with court-appointed representatives of our former Canadian employees, pensioners and LTD beneficiaries, Representative Counsel, the Canadian Auto Workers’ union and the Canadian Monitor (Settlement Agreement). The Settlement Agreement, as amended, was approved by the Canadian Court on March 31, 2010.

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

A charge in the maximum amount of CAD$57 against the Canadian Debtors’ assets has been established as security in support of the payments to be made by us under the Settlement Agreement, which amount will be reduced by the amount of payments made. The Settlement Agreement also sets out the relative priority for claims to be made in respect of the deficiency in the Canadian Pension Plans and Nortel’s Health and Welfare Trust. Under the Settlement Agreement, these claims will rank as ordinary unsecured claims in the CCAA Proceedings.

A group of 39 LTD beneficiaries are seeking leave to appeal the Canadian Court’s approval of the Settlement Agreement to the Ontario Court of Appeal. The leave motion is scheduled to be reviewed by the Ontario Court of Appeal the week of May 31, 2010, without an oral hearing. If leave is granted, a full appeal would likely be heard in June 2010.

See note 13 in the accompanying unaudited condensed consolidated financial statements for further information on our pension and employee benefits plans.

Basis of Presentation and Going Concern Issues

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), assuming that we will continue as a going concern. After consideration of the guidance available in Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 810 “Consolidation” (ASC 810) and ASC 852, the financial statements as of and for the three months ended March 31, 2010 have been presented on a basis that consolidates subsidiaries consistent with the basis of accounting applied in 2008 and prior except that, as disclosed further below, certain of our subsidiaries in EMEA, NNUK, NNSA and Nortel Networks (Ireland) Limited (collectively, EMEA Subsidiaries) and the subsidiaries the EMEA Subsidiaries control, have been accounted for under the equity method from the Petition Date.

ASC 852, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings is applicable to us, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, our revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. We adopted ASC 852 effective on January 14, 2009 and have segregated those items outlined above for all reporting periods subsequent to such date.

As further described above, beginning on the Petition Date, we and certain of our subsidiaries in Canada, the U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of the U.S., the U.K. and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. We continue to exercise control over our subsidiaries located in Canada, the U.S., CALA and Asia (other than entities in Australia which are wholly-owned subsidiaries of NNUK and therefore are included in the Equity Investees, as defined below), and our financial statements are prepared on a consolidated basis with respect to those subsidiaries. Based on our review of the applicable accounting guidance, we have determined that we did not exercise all of the elements of control over the EMEA Subsidiaries once they filed for creditor protection and, in accordance with ASC 810, were required to deconsolidate the EMEA Subsidiaries, as well as those entities the EMEA Subsidiaries control (collectively, the Equity Investees). However, we continue to exercise significant influence over the operating and financial policies of the Equity Investees. As a result, since the Petition Date we have accounted for our interests in the Equity Investees under the equity method in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures” (ASC 323). On the Petition Date, the Equity Investees were in a net liability position. As the carrying values of the Equity Investees’ net liabilities were not considered to have differed materially from their estimated fair values and due to continuing involvement by us and our consolidated subsidiaries continuing involvement with the Equity Investees, including NNL’s guarantee of the U.K. pension liability (see “Liquidity and Capital Resources — Future Uses and Sources of Liquidity — Pension and post-retirement obligations” of the 2009 Annual Report), we concluded that the initial carrying value of our investment in these consolidated financial statements should reflect the Equity Investees’ net liabilities and no gain or loss was recognized on deconsolidation.

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP but do not include all information and notes required in the preparation of annual consolidated financial statements. Although we are headquartered in Canada, the accompanying unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the greater part of our financial results and net assets are denominated in U.S. Dollars.

The accompanying unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in our capitalization; (d) as to operations, the effect of any future changes that may be made in our business; or (e) as to divestiture proceeds held in escrow, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2 to the accompanying unaudited condensed consolidated financial statements).

The ongoing Creditor Protection Proceedings and completed and proposed divestitures of our businesses and assets raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). While the Debtors have filed for and been granted creditor protection, the accompanying unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to operate our remaining businesses by renewing and seeking to grow our business with existing customers, competing for new customers, continuing research and development (R&D) investments in product portfolios until the related businesses or assets are sold, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. We have also continued our focus on cost containment and cost reduction initiatives during this time. It is our intention to continue to operate our businesses in this manner to maintain and maximize the value of our remaining businesses until they are sold or otherwise addressed. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the accompanying unaudited condensed consolidated financial statements.

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

As part of Nortel’s ongoing cost reduction activities, on March 11, 2010, NNC, NNL, NNI and NNCC each filed notifications under the U.S. Securities Exchange Act of 1934 (Exchange Act) indicating they had less than 300 holders of each of their respective series of outstanding debt securities and related guarantees as of January 1, 2010. As a result, NNC is no longer required to include supplemental condensed consolidating financial information regarding the guarantors and non-guarantors of the debt securities in the notes to the financial statements. On March 18, 2010, NNL also filed a notification to de-register its common stock under the Act, which relieves it of having to file certain periodic reports including Forms 10-K, 10-Q and 8-K. NNL remains a reporting issuer under applicable Canadian securities laws and, as a result, will remain subject to continuous disclosure requirements, including the filing of annual and quarterly financial statements and management’s discussion and analysis of financial results under applicable Canadian securities laws. On April 15, 2010, NNL obtained exemptive relief from the Canadian securities regulatory authorities permitting NNL to satisfy certain of its Canadian continuous disclosure requirements by filing certain disclosures prepared in accordance with specified U.S. disclosure requirements for its financial years ended or ending December 31, 2009 and 2010.

For a full discussion of the risks and uncertainties we face as a result of the Creditor Protection Proceedings, including the risks mentioned above, see the Risk Factors section of our 2009 Annual Report. Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

Our Business

In the first quarter of 2010, we completed the sale of substantially all of our Optical Networking and Carrier Ethernet businesses to Ciena, which were included in our MEN segment, and the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch, which was included in our WN segment.

As of March 31, 2010, our four reportable segments were WN, CVAS, MEN and LGN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of March 31, 2010, WN includes the residual CDMA and GSM businesses.

•

The CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers.

•

The MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes Optical Networking, Carrier Ethernet switching, and multiservice switching (MSS)products and related services. As of March 31, 2010, MEN includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business.

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

As discussed above, we entered into sale agreements with GENBAND for the planned sale of substantially all the assets of the CVAS business. These assets and liabilities have been classified as assets held for sale. Also, as discussed above, we entered into a sale agreement with Ericsson for the planned sale of our majority stake in LGN, which related assets and liabilities will be classified as held for sale beginning in the second quarter of 2010.

Results of Operations — Continuing Operations

As discussed above, we no longer combine the results of the Equity Investees with our consolidated results. As of the Petition Date, the Equity Investees are accounted for under the equity method of accounting. Prior to the Petition Date, the results of our Equity Investees were included in our consolidated results. Accordingly, the comparative information provided in this “Results of Operations — Continuing Operations” for the quarter ended March 31, 2010 may not allow meaningful comparison with prior years. The information provided in this “Results of Operations — Continuing Operations” for the three months ended March 31, 2010 includes results relating to certain significant businesses and assets that have been sold or announced for sale, including substantially all of our Optical Networking and Carrier Ethernet businesses, GSM/GSM-R business, CVAS business, as well as LGN. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures”.

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months ended March 31,
	2010	2009	$ Change	% Change
United States	$245	$571	$(326)	(57)
EMEA (a)	13	6	7	117
Canada	38	83	(45)	(54)
Asia (b)	158	301	(143)	(48)
CALA	30	80	(50)	(63)

Total revenues	$484	$1,041	$(557)	(54)

(a)	Excludes amounts related to Equity Investees of $167 and $233 for Q1 2010 and Q1 2009, respectively.
(b)	Excludes amounts related to Equity Investees of $10 and $14 for Q1 2010 and Q1 2009, respectively.

For further discussion of the developments in our various reportable segments, including by geographical region, see “Segment Information.”

During 2009, customers across all our businesses, in particular in North America, generally responded to ongoing negative macroeconomic and industry conditions and uncertainty by suspending, delaying and reducing their capital expenditures. The extreme volatility in the financial, foreign exchange and credit markets globally and the uncertainty created by the Creditor Protection Proceedings has compounded the situation, further impacting customer orders as well as normal seasonality trends. We continued to experience significant and increasing pressure on our business due to these adverse conditions. Additionally, our first quarter 2010 revenues were further impacted by our divestiture activity.

Revenues decreased to $484 in the first quarter of 2010 from $1,041 in the first quarter of 2009, a decrease of $557 or 54%. The lower revenues were due to decreases across all regions except EMEA.

U.S.

Revenues in the U.S. decreased by $326 in the first quarter of 2010 compared to the first quarter of 2009, primarily due to decreases in the WN segment of $313.

Asia

Revenues decreased by $143 in Asia in the first quarter of 2010 compared to the first quarter of 2009, due to decreases across all segments. In particular, the LGN segment decreased $73 and the WN segment decreased $43.

CALA

Revenues decreased by $50 in CALA in the first quarter of 2010 compared to the first quarter of 2009, primarily due to a decrease of $29 in the MEN segment and $17 in the WN segment.

Canada

Revenues decreased by $45 in Canada in the first quarter of 2010 compared to the first quarter of 2009, primarily due to a decrease of $28 in the MEN segment and $10 in the WN segment.

EMEA

Revenues increased by $7 in EMEA in the first quarter of 2010 compared to the first quarter of 2009, primarily due to an increase in the LGN segment.

Gross Margin

	For the Three Months ended March 31,
	2010	2009	$ Change	% Change
Gross profit	$133	$430	$(297)	(69)
Gross margin	27.5%	41.3%		(13.8 points	)

Gross profit for the first quarter of 2010 was $133 compared to $430 in the first quarter of 2009, a decrease of $297 or 69%. The decrease in gross profit was primarily due to $230 related to the divestitures of the CDMA/LTE Access business in the fourth quarter of 2009 and the divestiture of the Optical Networking and Carrier Ethernet businesses in the first quarter of 2010. Gross profit was also impacted by a decrease of $67 resulting from a decline in sales volumes, the unfavorable impact of inventory provisions of $12, the unfavorable impact of $6 related to higher warranty costs and the unfavorable impacts of product and price mix of $5, partially offset by $8 in cost reductions and favorable foreign exchange fluctuations of $6.

Gross margin for the first quarter of 2010 was 27.5% compared to 41.3% in the first quarter of 2009, a decrease of 13.8 percentage points, primarily due to a 9.7 percentage point decrease as a result divestiture of the CDMA/LTE Access business in the fourth quarter of 2009 as CDMA/LTE Access business had higher gross margins than other remaining businesses. Gross margin was also impacted by 2.5 percentage points due to the unfavorable impact of inventory provisions and 1.2 percentage points due to higher warranty costs, partially offset by the favorable impact of 1.7 percentage points as a result of cost reductions and 1.2 percentage points as a result of favorable foreign exchange fluctuations.

SG&A and R&D Expenses

	For the Three Months ended March 31,
	2010	2009	$ Change	% Change
SG&A expense	$184	$233	$(49)	(21)
R&D expense	96	230	(134)	(58)

SG&A expense decreased to $184 in the first quarter of 2010 from $233 in the first quarter of 2009, a decrease of $49 or 21%. R&D expense decreased to $96 in the first quarter of 2010 from $230 in the first quarter of 2009, a decrease of $134 or 58%. The decreases in SG&A and R&D expenses were primarily due to the divestitures of the CDMA/LTE Access and ES businesses in the fourth quarter of 2009. The decreases in both R&D and SG&A expenses were also due to charges related to the cancellation of certain equity based compensation plans in the first quarter of 2009 and higher costs related to workforce reduction activities in the first quarter of 2009 compared to the first quarter of 2010.

Pre-Petition Date Cost Reduction Plans

The following table sets forth charges (recovery) incurred by restructuring plan:

	Three Months Ended March 31,
	2010	2009
Charge (recovery) by Restructuring Plan:
November 2008 Restructuring Plan	$—	$(17)
2008 Restructuring Plan	—	(1)
2007 Restructuring Plan	(2)	—
2006 Restructuring Plan	—	(14)
2004 and 2001 Restructuring Plans	1	(21)

Total charge (recovery) excluding discontinued operations	$(1)	$(53)

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

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and reestablished under post–Petition Date cost reduction activities. For a description of our previously announced restructuring plans and further details of the charges (recovery) incurred, including by profit and loss category and by segment, see note 11 to the accompanying unaudited condensed consolidated financial statements.

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

Workforce Reduction Activities

On February 25, 2009, we announced a workforce reduction plan to reduce our global workforce by approximately 5,000 net positions which, upon completion, was expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance being classified as a liability subject to compromise. Included in these amounts are actions related to the Equity Investees, which are described in note 22 to the accompanying unaudited condensed consolidated financial statements. On a consolidated basis, absent amounts related to the Equity Investees, the plan is currently expected to result in total charges to earnings of approximately $168 with expected and total cash outlays of approximately $77 with the balance being classified as a liability subject to compromise. During the year ended December 31, 2009, we undertook additional workforce reduction activities that, upon completion, were expected to result in total charges to earnings of approximately $176 with expected total cash outlays of $89 with the balance being classified as a liability subject to compromise. These amounts also include actions related to the Equity Investees, which are described in note 22 to the accompanying unaudited condensed consolidated financial statements. On a consolidated basis, absent amounts related to the Equity Investees, we have completed all 2009 announced workforce reduction plans. As of March 31, 2010 for the consolidated entities, the completed 2009 workforce initiatives have resulted in total charges to earnings of approximately $117 with total cash outlays of approximately $38 and the balance being classified as a liability subject to compromise for approximately 4,625 positions.

For the three months ended March 31, 2010, approximately $14 of the total charges relating to the net workforce reduction of 560 positions were incurred as of March 31, 2010. For the three months ended March 31, 2010 and during the post petition period, we incurred workforce reduction recovery of $2 and charge of $62, respectively, for discontinued operations. As we progress through the Creditor Protection Proceedings, we expect to continue incurring charges and outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post-petition cost reduction plan.

The following table sets forth charges by profit and loss category:

	Three Months Ended March 31,
	2010	2009
Cost of revenues	$7	$13
SG&A	6	17
R&D	1	8

Total workforce reduction charge	$14	$38

The following table sets forth charges incurred by segment:

	Three Months Ended March 31,
	2010	2009
WN	$1	$25
CVAS	7	11
MEN	6	2

Total charges	$14	$38

Other Cost Reduction Activities

During the three months ended March 31, 2010, our real estate related cost reduction activities resulted in charges of $3 which were recorded against SG&A and reorganization items. During the three months ended March 31, 2010, we recorded plant and equipment write downs of $11 against SG&A and reorganization items, and an additional charge of $11 against reorganization items for lease repudiations and other contract settlements. As of March 31, 2010, our real estate and other cost reduction balances were approximately $31, of which $28 is classified as subject to compromise.

Other Operating Income— Net

The components of other operating income — net were as follows:

	Three Months Ended March 31,
	2010	2009
Royalty license income — net	$(3)	$(4)
Litigation charges (recovery) — net	(3)	—
Billings under transition services agreements	(58)	—
Other — net	4	(6)

Other operating income — net	$(60)	$(10)

In the first quarter of 2010, other operating income — net was $60, due primarily to billings related to TSAs with Ericsson and Avaya as described in “Executive Overview – Creditor Protection Proceedings – Transitions Services Agreements”, litigation settlement of $3 and royalty income of $3 from cross patent license agreements, partially offset by Other-net of $4.

In the first quarter of 2009, other operating income — net was $10, due primarily to Other-net of $6 and royalty income of $4 from cross patent license agreements. Included in Other-net was a reversal of $12 for service taxes on intercompany management fees that were found to be tax exempt in the first quarter of 2009, partially offset by costs related to advisory services of $5.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	Three Months Ended March 31,
	2010	2009
Gain (loss) on sale and write downs of investments	$—	$(1)
Currency exchange gains (loss) — net	44	(46)
Other — net	17	(8)

Other income (expense) — net	$61	$(55)

In the first quarter of 2010, Other income (expense) — net was income of $61, primarily comprised of currency exchange gains of $44 due to the strengthening of the Canadian Dollar and the Korean Won against the U.S. Dollar and Other-net of $17, primarily related to rental income.

In the first quarter of 2009, Other income (expense) — net was expense of $55, primarily due to currency exchange losses of $46, a loss of $5 relating to hedging activities and costs associated with divestiture-related activities of $3.

Interest Expense

Interest expense has remained relatively consistent in the first quarter of 2010 compared to the first quarter of 2009. In accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized for accounting purposes. As a result, $3 of interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed consolidated financial statements for the first quarter of 2010. In the first quarter of 2010, we have continued to accrue for interest expense of $75 in our normal course of operations related to debt issued by NNC or NNL in Canada based upon the expectation that it will be a permitted claim under the Creditor Protection Proceedings. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items consisted of the following:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Professional fees (a)	$(38)	$(23)
Interest income (b)	4	5
Lease repudiation (c)	—	24
Employee incentive plans (d)	(9)	(3)
Penalties (e)	—	(2)
Post-retirement and post-employment plan adjustment (f)	37	—
Settlements (g)	(2)	—
Loss on deconsolidation (h)	(82)	—
Gain on divestitures (i)	640	—
Asset impairment (j)	(25)	—
Other (k)	(28)	(6)

Total reorganization items — net	$497	$(5)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes amounts related to the Settlement Agreement. See note 13 to the accompanying unaudited condensed consolidated financial statements for further information.
(g)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net liabilities. See note 20 to the accompanying unaudited condensed consolidated financial statements for further information on settlements.
(h)	Relates to deconsolidation of certain entities in connection with the Creditor Protection Proceedings.
(i)	Relates to the gains on various divestitures. See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(j)	Relates to impairments on certain long lived assets. See note 8 to the accompanying unaudited condensed consolidated financial statements for further information.
(k)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and foreign exchange.

Income Tax Expense

During the three months ended March 31, 2010, Nortel recorded a tax expense of $12 on earnings from continuing operations before income taxes, and equity in net loss of associated companies and Equity Investees of $390. The tax expense of $12 is largely comprised of several items, including $10 of income taxes on current year profits in various jurisdictions, $5 relating to the accrual of the deferred tax liability associated with the investment in LGN and $2 of income taxes resulting from revisions to prior year taxes. This tax expense was offset by decreases in uncertain tax positions and other taxes of $5.

During the three months ended March 31, 2009, Nortel recorded a tax expense of $3 on loss from continuing operations before income taxes, and equity in net loss of associated companies and Equity Investees of $162. The tax expense of $3 was largely comprised of $12 of income taxes in profitable jurisdictions primarily in Asia, which was offset by decreases in uncertain tax positions of $4 and revisions to prior year estimates of $6.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at March 31, 2010 for all jurisdictions other than Korea and Turkey. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — Equity Investees

As discussed above, as of the Petition Date, the Equity Investees are accounted for under the equity method of accounting. Equity in net loss of Equity Investees was a loss of $20 for the three months ended March 31, 2010 compared to a loss of $122 for the three months ended March 31, 2009. The following discussion relates to the key components comprising the Equity Investees’ net loss.

The general trends related to our consolidated revenues, gross margin, SG&A expense and R&D expense for the first three months of 2010 discussed above were also applicable to the Equity Investees. See “Results of Operation — Continuing Operations”.

Revenues

Revenues in the first quarter of 2010 were $180, excluding $3 in discontinued operations, comprised primarily of $167 in EMEA and $10 in Asia and $3 in other regions. The MEN segment revenue of $77 was comprised of $38 and $39 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $47 resulting primarily from the GSM and UMTS solutions business. The CVAS segment revenue was $51.

Revenues in the first quarter of 2009 were $245, excluding $123 in discontinued operations, comprised primarily of $233 in EMEA and $14 in Asia, offset by $2 in other regions. The MEN segment revenue of $126 was comprised of $67 and $59 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $66 resulting from the GSM and UMTS solutions business. The CVAS segment revenue was $51.

Gross Margin

Gross profit was $40 and gross margin was 22.1% for the first quarter of 2010. Gross profit was $102 and gross margin was 27.7% for the first quarter of 2009.

SG&A and R&D Expense

SG&A and R&D expenses were $70 and $7, respectively, for the first quarter of 2010. SG&A and R&D expenses were $132 and $27, respectively, for the first quarter of 2009.

Post Petition Date Cost Reduction Activities

Included in the February 25, 2009 workforce reduction plan described above were global workforce reductions of approximately 1,300 net positions for the Equity Investees which upon completion are expected to result in total charges to earnings of approximately $100 and total cash outlays of approximately $83. The additional workforce reduction activities announced during 2009 are, upon completion, expected to result in total charges to earnings of approximately $60 and total cash outlays of approximately $35. As of March 31, 2010, Nortel has extinguished the 2009 workforce reductions plans resulting in approximately $194 in total charges relating to net workforce reductions of 1,484 positions for the Equity Investees.

Reorganization Items — net

The components of reorganization items — net were as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Professional fees	$(27)	$(34)
Interest income	1	2
Lease repudiation	—	(3)
Employee incentive plans	(7)	(2)
Penalties	—	(8)
Settlements	(3)	—
Gain on divestitures	21	—
Other	9	1

Total reorganization items — net	$(6)	$(44)

See “Results of Operations — Continuing Operations — Reorganization Items — net” for a description of the nature of these reorganization items.

Results of Operations — Discontinued Operations

As discussed above, we have completed the sale of substantially all of the assets of the ES business globally, including the shares of DiamondWare, Ltd. and NGS. These assets and liabilities were classified as assets held for sale at September 30, 2009. The related ES and NGS financial results of operations have been classified as discontinued operations. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures”.

Q1 2010 vs. Q1 2009

Earnings from discontinued operations, net of taxes, for the first quarter of 2010 was nil. Revenues for the first quarter of 2010 were $7 with a gross profit of $3. These earnings were partially offset by SG&A expense of $3. Revenues relate to the residual business not transferred to Avaya.

Loss from discontinued operations, net of taxes, for the first quarter of 2009 was $197. Revenues for the first quarter of 2009 were $323 with a gross profit of $93. SG&A and R&D expenses were $162 and $85, respectively. Also included in the loss from discontinued operations were $49 in goodwill impairment charges related to ES.

For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

Segment Information

How We Measure Business Performance

In the first quarter of 2010, our then CRO (effective March 21, 2010 and for the remainder of the first quarter of 2010, the CRO’s title was changed to Special Advisor) and the President of NBS were both identified as Chief Operating Decision Makers in assessing the performance of and allocating resources to our operating segments. The CRO was responsible for the remaining businesses and the President of NBS was responsible for the contracts that did not transfer to the purchasers of the divested businesses. As a result of the departure of the CRO, the Chief Strategy Officer and Business Unit President will be the Chief Operating Decision Maker in the second quarter of 2010 responsible for the remaining businesses, while the President of NBS continues to the be the CODM responsible for the contracts that did not transfer, as noted above. In the first quarter 2010, the primary financial measure used by the CRO and President of NBS was Management Operating Margin (Management OM). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. The financial information for our business segments presented below includes the results of the Equity Investees as if they were consolidated, which is consistent with the way we manage our business segments. However, as discussed above, the Equity Investees are accounted for under the equity method of accounting as of the Petition Date. Therefore, in order to reconcile the financial information for the reportable segments discussed below to our consolidated financial information, we must remove the net financial results of the Equity Investees. For a full reconciliation of Management OM to net earnings (loss) under U.S. GAAP, see note 9 to the accompanying unaudited condensed consolidated financial statements. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

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

Wireless Networks

The following table sets forth segment revenues and Management OM for the WN segment:

	For the Three Months Ended March 31,
	2010	2009	$ Change	% Change
Segment Revenues
CDMA solutions	$12	$393	$(381)	(97)
GSM and UMTS solutions	156	175	(19)	(11)

Total Segment Revenues	$168	$568	$(400)	(70)

Management OM	$55	$60	$(5)	(8)

WN revenues decreased to $168 in the first quarter of 2010 from $568 in the first quarter of 2009, a decrease of $400 or 70%, due to decreases across all businesses, primarily due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009.

CDMA solutions decreased by $381 due to declines across all regions. The decreases were due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009.

GSM and UMTS solutions decreased by $19 primarily due to declines in Asia and EMEA of $21 and $8, respectively, partially offset by an increase in the U.S. of $14. The declines in Asia and EMEA are primarily due to declines in sales volumes resulting from the uncertainty created by the Creditor Protection Proceedings. Additionally, the decrease in Asia was due, in part, to revenues from certain customers in the first quarter of 2009 not repeated in the first quarter of 2010. The increase in the U.S. was primarily due to the recognition of deferred revenues in the first quarter of 2010 related to a certain customer, partially offset by a decline in sales volumes resulting from a delay in orders in the first quarter of 2010.

WN Management OM decreased to $55 in the first quarter of 2010 from $60 in the first quarter of 2009, a decrease of $5. This decrease was a result of a decrease in gross profit of $181, partially offset by decreases in both R&D and SG&A expenses of $109 and $67, respectively.

WN gross profit decreased to $82 from $263, while gross margin increased to 48.8% from 46.3%. The decrease in gross profit was primarily due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009, partially offset by higher gross profits related to GSM and UMTS solutions as a result of higher sales volumes, lower operating expenses and the favorable impacts of product and customer mix. The decreases in both R&D and SG&A expenses were mainly due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009 and cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives.

Carrier VoIP and Application Solutions

The following table sets forth segment revenues and Management OM for the CVAS segment:

	For the Three Months Ended March 31,
	2010	2009	$ Change	% Change
Segment Revenues
Circuit and packet voice solutions	$154	$169	$(15)	(9)

Total Segment Revenues	$154	$169	$(15)	(9)

Management OM	$(8)	$(18)	$10

CVAS revenues decreased to $154 in the first quarter of 2010 from $169 in the first quarter of 2009, a decrease of $15 or 9%.

The decline in circuit and packet voice solutions revenues of $15 was due to declines across all regions except Asia. The decreases in Canada of $7, the U.S. of $4 and CALA of $4 were mainly due to revenues from certain customers in the first quarter of 2009 not repeated in the first quarter of 2010. The decrease in Canada was partially offset by the impact of favorable foreign exchange fluctuations. The declines in the U.S. were partially offset by an increase in new business along with associated services contracts in the first quarter of 2010.

CVAS Management OM improved to a loss of $8 in the first quarter of 2010 from a loss of $18 in the first quarter of 2009, an improvement of $10. This improvement was a result of a decrease in R&D expense of $9, partially offset by a decrease in gross margin of $1 and as a result of increased corporate overhead.

CVAS gross profit remained flat at $57, while gross margin increased to 37.0% from 33.7%. The increase in gross margin was a result of favorable services and product mix, lower overall cost spending and lower warranty provisions. The decreases in both R&D and SG&A expenses were mainly due to cost savings from our previously announced restructuring activities that included headcount reductions and other cost reduction initiatives.

Metro Ethernet Networks

The following table sets forth segment revenues and Management OM for the MEN segment:

	For the Three Months Ended March 31,
	2010	2009	$ Change	% Change
Segment Revenues
Optical networking solutions	$155	$276	$(121)	(44)
Data networking and security solutions	61	84	(23)	(27)

Total Segment Revenues	$216	$360	$(144)	(40)

Management OM	$(9)	$42	$(51)	(121)

MEN revenues decreased to $216 in the first quarter of 2010 from $360 in the first quarter of 2009, a decrease of $144 or 40%, due to decreases across all businesses.

Revenues in the optical networking solutions business decreased by $121 primarily due to declines across all regions. Revenues in Asia decreased by $32 mainly due to the completion of certain projects in the first quarter of 2009 that did not repeat to the same extent in the first quarter of 2010. The decrease in EMEA of $29 was primarily due to the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena on March 19, 2010 and lower sales volumes from certain customers in the first quarter of 2010 compared to the first quarter of 2009, partially offset by the favorable impact of foreign exchange fluctuations. The decrease in CALA of $26 was mainly due to the completion of certain projects in the first quarter of 2009 that did not repeat to the same extent in the first quarter of 2010 and lower sales volumes in the first quarter of 2010 due to uncertainty created by the Creditor Protection Proceedings. Revenues in Canada decreased by $20 mainly due to the completion of certain projects in the first quarter of 2009 that did not repeat to the same extent in the first quarter of 2010 and lower sales volumes in the first quarter of 2010 due to certain customers shifting to other technologies, partially offset by the favorable impact of foreign exchange fluctuations.

The decrease in the data networking and security solutions business of $23 was primarily due to declines in EMEA of $18. The decrease in EMEA was mainly due to one time MSS deployments in the first quarter of 2009 that did not repeat in the first quarter of 2010, partially offset by the favorable impact of foreign exchange fluctuations.

MEN Management OM decreased to a loss of $9 in the first quarter of 2010 from earnings of $42 in the first quarter of 2009, due to a decline in gross profit of $75, partially offset by decreases in both SG&A and R&D expenses of $18 and $6, respectively.

MEN gross profit decreased to $70 in the first quarter of 2010 from $145 in the first quarter of 2009, while gross margin decreased from 40.3% to 32.4%. Gross profit decreased primarily as a result of delayed spending by customers due to the divestiture of our Optical Networking and Carrier Ethernet businesses to Ciena on March 19, 2010, price erosion and increased inventory provisions, partially offset by the favorable impact of foreign exchange. R&D expense decreased primarily due to the cancellation of certain R&D programs and reduced spending in maturing technologies, partially offset by the unfavorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions. Further, both R&D and SG&A expenses decreased as a result of the divestiture of our Optical Networking and Carrier Ethernet businesses.

LGN

The following table sets forth segment revenues and Management OM for the LGN segment:

	For the Three Months Ended March 31,
	2010	2009	$ Change	% Change
Segment Revenues
LGN Carrier	$75	$155	$(80)	(52)
LGN Enterprise	47	33	14	42

Total Segment Revenues (a)	$122	$188	$(66)	(35)

Management OM	$1	$48	$(47)	(98)

LGN revenues decreased to $122 in the first quarter of 2010 from $188 in the first quarter of 2009, a decrease of $66 or 35%, due to decreases across both LGN Carrier and LGN Enterprise businesses.

Revenues in LGN Carrier decreased by $80 primarily due to a decrease in Asia of $79 primarily as a result of high sales volumes related to our 3G wireless products in the first quarter of 2009 not repeated to the same extent in the first quarter of 2010 due to market saturation.

Revenues in LGN Enterprise increased by $14 primarily due to increases in EMEA and Asia of $6 and $6, respectively, primarily due to an increase in sales volumes.

LGN Management OM decreased to $1 in the first quarter of 2010 from $48 in the first quarter of 2009, a decrease of $47. The decrease was a result of a decrease in gross profit of $41 and increases in both R&D and SG&A expenses of $3.

LGN gross profit decreased to $33 in the first quarter of 2010 from $74 in the first quarter of 2009, while gross margin decreased from 39.4% to 27.0%. The decrease in gross profit was primarily a result of the recognition of high margin revenues in the first quarter of 2009 not repeated to the same extent in the first quarter of 2010. Both R&D and SG&A expenses increased primarily due to the unfavorable impact of foreign exchange fluctuations.

Liquidity and Capital Resources

Overview

As of March 31, 2010, our cash and cash equivalents balance was $1,925. Cash held by our Equity Investees (and not included in our consolidated cash position) as of March 31, 2010 was $788.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of March 31, 2010: $816 in the U.S., $351 in joint ventures, $302 in Asia, $210 in Canada, $133 in CALA, $100 in China and $13 in EMEA. These amounts exclude restricted cash of $2,790, including an aggregate of approximately $2,741 in Canada, $37 in the U.S. and $12 in Asia. Cash held by our Equity Investees as of March 31, 2010 included $706 in EMEA, $64 in joint ventures in EMEA and $18 in Asia.

Since June 2009, more than $2,800 in net proceeds have been generated through the completed sales of businesses. As at March 31, 2010, $2,695 of the divesture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. As at March 31, 2010, a further $185 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to March 31, 2010, Nortel’s escrow agent has received $1 of the $185. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

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

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements have been extended and will currently expire on May 31, 2010 unless further extended by agreement of the parties and, in the case of the Canada-EMEA agreement, with the consent of the Canadian Monitor and U.K. Administrators. During the pendency of the Creditor Protection Proceedings we generally have not and do not expect to make payments to satisfy any of the interest obligations of the Debtors.

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

As also discussed earlier, on December 23, 2009, we announced that we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors have entered into the FCFSA, which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. The FCFSA also provides that NNI will pay to NNL approximately $190 over the course of 2010 in full and final settlement of all obligations pursuant to the transfer pricing agreements among the Nortel group entities, which includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL on their behalf for the duration of the Creditor Protection Proceedings. In addition, in consideration of a settlement payment of $37.5, the IRS released all of its tax claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. NNI made the settlement payment to the IRS on February 22, 2010. See “Executive Overview- Creditor Protection Proceedings — Interim and Final Funding and Settlement Agreement” for further information about the IFSA and FCFSA.

A revolving loan agreement between NNI, as lender, and NNL, as borrower, was approved by the Canadian Court and, subject to certain conditions, approved by the U.S. Court on an interim basis. An initial amount of $75 was approved and drawn, and the remaining $125 provided for under the agreement is subject to U.S. Court approval. We are not seeking U.S. Court approval at this time to draw down the remaining $125. The loan bears interest at 10% per annum, and is secured by a charge on our Ottawa, Ontario facility, and subject to certain conditions, an intercompany charge, each as approved by the Canadian Court). NNL’s obligations under the loan are unconditionally guaranteed by NNTC and each of the other Canadian Debtors. The agreement currently matures on December 31, 2010, subject to extension to June 30, 2011, and contains certain covenants, including mandatory prepayment of loans with the net cash proceeds from certain asset dispositions.

Under the Cash Collateral Agreement, which was entered into in connection with the EDC Facility, NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which $2 has been released in the first quarter of 2010, see “Executive Overview — Creditor Protection Proceedings — Export Development Canada Support Facility”. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. Approximately $17 of cash collateral has been posted by Nortel in support of non-EDC performance bonds and letter of credit facilities.

To enable the APAC Agreement Subsidiaries to preserve their assets and businesses, the Debtors entered into the APAC Agreement. Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries was restructured to subordinate a portion of their debt. Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the Pre-Petition Intercompany Debt. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $16, $22 and $18, respectively, in aggregate in respect of the APAC Agreement. A further portion of the Pre-Petition Intercompany Debt will be repayable only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. See “Executive Overview — Creditor Protection Proceedings — APAC Debt Restructuring Agreement”.

We continue several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. Some of these initiatives include the workforce reduction plan announced on February 25, 2009 and other ongoing workforce and cost reduction activities and reviews of our real estate and other property leases, IT equipment agreements, supplier and customer contracts and general discretionary spending as well as our new organizational structure announced on August 10, 2009. We continue to undergo an in-depth analysis to assess the strategic and economic value of several of our subsidiaries, in particular those that are incurring losses and require financial assistance or support in order to carry on business. In light of this analysis, we continue to make decisions to cease operations in certain countries that are no longer considered strategic or material to our business or where such losses cannot be supported or justified on an ongoing basis.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and, with respect to the Equity Investees, the U.K. Administrators, and

may be impacted by the Creditor Protection Proceedings. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund our operations during this process; (iii) the current support under the EDC Support Facility or other cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the Debtors will be able to access proceeds in a timely manner from the divestitures as the Debtors continue discussions on allocation of proceeds from the divestitures of our businesses and assets.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $73 in the first quarter of 2010 to $1,925, primarily due to cash used in operating and financing activities, partially offset by net cash from investing activities and the favorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand for the three months ended and as of March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009	Change
Net earnings (loss) attributable to NNC	$355	$(507)	$862
Net (earnings) loss from discontinued operations, net of tax	—	197	(197)
Non-cash items	(388)	231	(619)
Changes in operating assets and liabilities:
Accounts receivable — net	140	264	(124)
Inventories — net	34	90	(56)
Accounts payable	(103)	18	(121)

	71	372	(301)
Changes in other operating assets and liabilities
Deferred costs	11	(19)	30
Income taxes	(35)	(3)	(32)
Payroll, accrued and contractual liabilities	6	(35)	41
Deferred revenue	(34)	(18)	(16)
Advanced billings in excess of revenues recognized to date on contracts	(27)	(33)	6
Restructuring liabilities	(5)	(12)	7
Other	(5)	(25)	20

	(89)	(145)	56
Net cash from (used in) operating activities of continuing operations	(51)	148	(199)
Net cash from (used in) operating activities of discontinued operations	(25)	(28)	3

Net cash from (used in) operating activities	(76)	120	(196)

Net cash from (used in) investing activities of continuing operations	2	(9)	11
Net cash from (used in) investing activities of discontinued operations	25	14	11

Net cash from (used in) investing activities	27	5	22

Net cash used in financing activities of continuing operations	(13)	(43)	30
Net cash from financing activities of discontinued operations	—	(1)	1

Net cash used in financing activities	(13)	(44)	31

Effect of foreign exchange rate changes on cash and cash equivalents	13	(34)	47
Reduction of cash and cash eqivalents of deconsolidated entities	(24)	—	(24)

Net cash from (used in) continuing operations	(73)	62	(135)
Net cash from (used in) discontinued operations	—	(15)	15

Net increase (decrease) in cash and cash equivalents	(73)	47	(120)
Cash and cash equivalents at beginning of period	1,998	2,397	(399)
Less: Cash and cash equivalents of Equity Investees	—	(761)	761

Adjusted cash and cash equivalents at beginning of period	1,998	1,636	362
Cash and cash equivalents at end of period	1,925	1,683	242
Less: Cash and cash eqivalents of discontinued operations at end of period	—	(29)	29

Cash and cash equivalents of continuing operations at end of period	$1,925	$1,654	$271

Operating Activities

In the first quarter of 2010, our net cash used in operating activities of $76 resulted from adjustments for non-cash items of $388 and net uses of cash of $89 due to changes in other operating assets and liabilities, partially offset by a net earnings of $355, net of discontinued operations of $25, and cash of $71 from changes in operating assets and liabilities. The primary non-cash items were $530 in reorganization items under ASC 852, including gains on divestitures of $640 and a loss of $82 on deconsolidation of certain entities in connection to the Creditor Protection Proceedings, partially offset by pension and other accruals of $30, amortization and depreciation of $29 and equity in net loss of equity investee of $20. The net cash used in other operating activities was mainly due to the reduction of income taxes of $35, the reduction of deferred revenue of $34, the reduction of advance billings of $27 and the change in other operating assets and liabilities of $5, primarily due to the divestiture activities, partially offset by the change in deferred costs of $11 and the increase in payroll, accrued and contractual liabilities of $6.

In the first quarter of 2009, our net cash from operating activities of $120 resulted from cash of $372 from changes in operating assets and liabilities plus adjustments for non-cash items of $231, partially offset by a net loss attributable to NNC of $310, net of discontinued operations of $28, and net uses of cash of $145 due to changes in other operating assets and liabilities. The net cash used in other operating activities was mainly due to the change in payroll, accrued and contractual liabilities of $35, the reduction of advance billings of $33, the change in deferred cost of $19 and the change in deferred revenues of $18 due to the release of related revenues. The use of cash for payroll, accrued and contractual liabilities was primarily due to sales compensation accruals, SG&A and interest accruals. The primary additions to our net loss for non-cash items were $122 equity in net loss of Equity Investees, share-based compensation expense of $73 primarily related to the cancellation of certain share-based compensation plans, amortization and depreciation of $60, earnings attributable to non-controlling interests of $22 and pension and other accruals of $18.

For additional information with respect to the increase in our deferred tax asset valuation allowance, see the “Application of Critical Accounting Policies and Estimates — Income Taxes” section of this report.

Investing Activities

In the first quarter of 2010, net cash from investing activities was $27 primarily due to an increase in restricted cash and cash equivalents of $770 and expenditures for plant and equipment of $7, partially offset by proceeds related to sale of businesses and assets of $754, net cash provided by discontinued operations of $25 and a decrease in short-term and long-term investments of $24 as a result of proceeds received from the Reserve Primary Fund (Fund).

In the first quarter of 2009, net cash from investing activities was $5 primarily due to a decrease in short-term and long-term investments of $24 and net cash provided by discontinued operations of $14, partially offset by an increase in restricted cash and cash equivalents of $29 and expenditures for plant and equipment of $11.

Financing Activities

In the first quarter of 2010, cash used in financing activities was $13, due to dividends paid, including paid by subsidiaries to noncontrolling interests of $11 and a net decrease in capital leases payable of $2.

In the first quarter of 2009, cash used in financing activities was $44, primarily due to a net decrease in notes payable of $41.

Other Items

In the first quarter of 2010, our cash position was positively impacted by $13 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar, the Euro and the British Pound against the U.S. Dollar.

In the first quarter of 2009, our cash position was negatively impacted by $34 due to the unfavorable effects of changes in foreign exchange rates primarily from the weakening of the Korean Won, the Euro and the British Pound against the U.S. Dollar.

Fair Value Measurements

The assets within our defined benefit pension plans are valued using fair value measurements. We primarily utilize observable (Level 1 and Level 2) inputs in determining the fair value of the assets. See note 15 to the accompanying unaudited condensed consolidated financial statements for additional information.

Future Uses and Sources of Liquidity

The matters described below, to the extent that they relate to future events or expectations, may be significantly affected by our Creditor Protection Proceedings. Those proceedings will involve, or may result in, various restrictions on our activities, the need to obtain third party approvals for various matters and potential impacts on vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. In particular, as a result of the Creditor Protection Proceedings, our current expectation on global pension plan funding in 2010 is subject to change and funding beyond 2010 is uncertain at this time.

Future Uses of Liquidity

Our cash requirements for the 12 months commencing April 1, 2010 are primarily expected to consist of funding for operations and the following items:

•	cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $83 (as well as a further $6 related to the Equity Investees);

•	capital expenditures of approximately $7 primarily related to R&D (none of which relates to the Equity Investees);

•	costs related to workforce reductions and real estate actions of approximately $19 (as well as a further $9 related to the Equity Investees); and

•	professional fees in association with the Creditor Protection Proceedings of approximately $202 (as well as a further $61 related to the Equity Investees).

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under post-Petition Date cost reduction activities, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of March 31, 2010 from the amounts disclosed as of December 31, 2009 in our 2009 Annual Report, except for where we have applied the accounting under ASC 852. Our current contractual obligations are subject to re-evaluation in connection with our Creditor Protection Proceedings. See “Executive Overview — Basis of Presentation and Going Concern Issues” for more information.

Future Sources of Liquidity

Available Support Facilities; Interim and Final Funding Settlement Agreements; APAC Agreement

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

Off-Balance Sheet Arrangements

Bid, Performance-Related and Other Bonds

During the normal course of business, we have provided bid, performance, warranty and other types of bonds, which we refer to collectively as bonds, via financial intermediaries to various customers in support of commercial contracts, typically for the supply of telecommunications equipment and services. If we fail to perform under the applicable contract, the customer may be able to draw upon all or a portion of the bond as a remedy for our failure to perform. An unwillingness or inability to issue bid and performance related bonds could have a material negative impact on our revenues and gross margin. The contracts that these bonds support generally have terms ranging from one to five years. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. Historically, we have not made material payments under these types of bonds and as a result of the Creditor Protection Proceedings we do not anticipate that we will be required to make any such payments during the pendency of the Creditor Protection Proceedings.

The following table provides information related to these types of bonds as of:

	March 31,	December 31,
	2010	2009
Bid and performance-related bonds (a)	$86	$83
Other bonds (b)	6	21

Total bid, performance-related and other bonds	$92	$104

(a)	Net of restricted cash and cash equivalent amounts of $13 and $26 as of March 31, 2010 and December 31, 2009, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $43 and $45 as of March 31, 2010 and December 31, 2009, respectively.

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

We have regularly entered into multiple contractual agreements with the same customer. These agreements are reviewed to determine whether they should be evaluated as one arrangement in accordance with FASB Subtopic ASC 985-605-55-4.

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

If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting or element based on relative fair values. In situations where there is objective and reliable evidence of fair value for all undelivered elements, but not for delivered elements, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of revenue allocated to delivered elements equals the total arrangement consideration less the aggregate fair value of any undelivered elements. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. If sufficient evidence of fair value cannot be established for an undelivered element, revenue and related cost for delivered elements are deferred until the earlier of when fair value is established or all remaining elements have been delivered. Once there is only one remaining element to be delivered within the unit of accounting, the deferred revenue and costs are recognized based on the revenue recognition guidance applicable to the last delivered element. For instance, where post-contract customer support (PCS) is the last delivered element within the unit of accounting, the deferred revenue and costs are recognized ratably over the remaining PCS term once PCS is the only undelivered element. Our assessment of which authoritative standard is applicable to an element also can involve significant judgment. For instance, the determination of whether software is more than incidental to a hardware element determines whether the hardware element is accounted for pursuant to FASB ASC 985-605 “Software — Revenue Recognition” (ASC 985-605), or based on general revenue recognition guidance as set out in FASB ASC 605, “Revenue Recognition” (ASC 605). This assessment could significantly impact the amount and timing of revenue recognition.

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

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized under ASC 605. Under ASC 605, revenue is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons, the most significant of which are discussed below:

•

Complex arrangements that involve multiple deliverables such as future software deliverables and/or post-contract support which remain undelivered generally result in the deferral of revenue because, in most cases, we have not established fair value for the undelivered elements. We estimate that these arrangements account for approximately 44% of our deferred revenue balance and will be recognized upon delivery of the final undelivered elements and over time.

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

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources —Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of		$ Change	% Change
	March 31, 2010	December 31, 2009
Deferred revenue	$195	$209	$(14)	(7)
Advance billings	32	76	(44)	(58)

Total deferred revenue	$227	$285	$(58)	(20)

Total deferred revenue decreased by $58 in the first three months of 2010 as a result of reductions related to the net release of approximately $37 and reclassifications to liabilities held for sale of $73, partially offset by $48 reclassified from held for sale related to contracts ultimately retained and other adjustments of $4. The general trends related to our consolidated revenues also contributed to the decrease. See “Results of Operations — Continuing Operations.” The release of deferred revenue to revenue is net of additional deferrals recorded during the first quarter of 2010.

At March 31, 2010, the Equity Investees had total deferred revenue of $136, including $66 in advance billings.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	March 31, 2010	December 31, 2009
Gross accounts receivable	$657	$641
Provision for doubtful accounts	(171)	(16)

Accounts receivable — net	$486	$625

Accounts receivable provision as a percentage of gross accounts receivable	26%	2%
Gross long-term receivables	$36	$—
Provision for doubtful accounts	—	—

Net long-term receivables	$36	$—

Long-term receivables provision as a percentage of gross long-term receivables	0%	0%

At March 31, 2010, the Equity Investees had accounts receivable of $243, net of a $32 provision for doubtful accounts. The Equity Investees had long-term receivables of $1, net of a provision for doubtful accounts of nil.

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

The following table summarizes our inventory balances and other related reserves:

	As of
	March 31, 2010	December 31, 2009
Gross inventory	$305	$356
Inventory provisions	(113)	(129)

Inventories — net (a)	$192	$227

Inventory provisions as a percentage of gross inventory	37%	36%
Inventory provisions as a percentage of gross inventory excluding deferred costs (b)	64%	61%

(a)	Includes the long-term portion of inventory related to deferred costs of $48 and $44 as of March 31, 2010 and December 31, 2009, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $130 and $144 as of March 31, 2010 and December 31, 2009, respectively.

Inventory provisions decreased by $16 primarily as a result of $21 reclassified as held for sale , $14 of scrapped inventory, $7 transferred related to divestitures, $3 of previously reserved inventory that was subsequently sold (including $3 of consigned inventory), partially offset by $16 of additional inventory provisions, $11 related to the recognition of zero net value inventory previously excluded from the gross inventory provision and foreign exchange adjustments of $3. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

At March 31, 2010, the Equity Investees had inventory of $136, net of provisions of $18, including deferred costs of $102.

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

The following table summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheets:

Balance as of December 31, 2009	$58
Payments	(11)
Warranties issued	10
Revisions	(4)
Transferred to liabilities held for sale	(24)

Balance as of March 31, 2010	$29

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

Revisions to warranty provisions include releases and foreign currency exchange adjustments. The $4 of revisions impacting cost of revenues, relates to releases, consisting of $5 of warranty releases offset by foreign exchange of $1. The impact of these releases reduced cost of revenues during the first three months of 2010 by $4. The warranty releases were primarily due to declines in cost of sales for specific product portfolios to which our warranty estimates apply, as well as declines in various usage rates and warranty periods.

Income Taxes

As of March 31, 2010, our net deferred tax asset was $7. As of December 31, 2009, our net deferred tax asset was $13. The reduction of $6 was primarily due to the additional accrual of the deferred tax liability associated with NNL’s investment in LGN.

Our deferred tax assets are mainly comprised of net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards and deductible temporary differences, which are available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada and the U.S.). The realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. Historically, our expectations about future pre-tax income were based on detailed forecasts through 2011, which were based in part on assumptions about market growth rates and cost reduction initiatives. To estimate future pre-tax income beyond 2011, we used model forecasts based on market growth rates. The expanding global economic downturn and the commencement of the Creditor Protection Proceedings led us to conclude that the forecasts became less reliable as compared to prior periods. As a result, we were unable to rely on the forecasts as positive evidence to overcome the significant negative evidence and uncertainty. We determined that there was significant negative evidence against a conclusion that the tax benefit of our deferred tax asset was more likely than not to be realized in future tax years in all tax jurisdictions other than Korea and Turkey. Therefore, in the year ended December 31, 2008 we recorded a full valuation allowance against our net deferred tax asset in all tax jurisdictions other than in Korea and Turkey. In June 2009, we concluded that the sale of our remaining businesses was the best path forward. As described in note 2 to the accompanying unaudited condensed consolidated financial statements, we disposed of substantially all of our CDMA business and LTE Access assets to Ericsson, our Packet Core Assets to Hitachi, substantially all of the assets of our ES business to Avaya, substantially all of our assets of the Optical Networking and Carrier Ethernet businesses to Ciena and substantially all of our assets of our GSM/GSM-R business to Ericsson and Kapsch. We have entered into TSAs with the buyers of these businesses and are in the process of selling our remaining businesses and assets. These remaining disposals are expected to occur during 2010 and certain of these disposals have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. However, due to Nortel’s history of losses, the uncertainty concerning the forecasted income for 2010 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of these remaining transactions, Nortel believes that it is still appropriate to maintain a full valuation allowance in all jurisdictions other than in Korea and Turkey.

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

Also, in connection with the settlement of the 2001-2005 APA and in consideration for a settlement payment of $37.5, the IRS has released all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008 and has agreed that NNI and its consolidated tax group is entitled to a federal net operating loss carryforward of $814 as of January 1, 2009, inclusive of the APA adjustments. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,017, as discussed below, was reduced to the $37.5 settlement payment. NNI made the settlement payment of $37.5 on February 22, 2010.

Nortel continues to apply the transfer pricing methodology proposed in the 2001- 2005 APA requests to the other parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

The U.K. and Canadian tax authorities are also parties to negotiations with respect to the 2001-2005 APA. We are uncertain of the U.K.’s response to the agreement reached between the U.S. and Canadian tax authorities. Since the U.S. and Canadian tax authorities did not express a view on the proposed transfer pricing methodology, no adjustment has been made to the transfer pricing methodology that we submitted in our 2001-2005 APA application. It is also uncertain whether the Creditor Protection Proceedings will have any impact on the ultimate resolution of the U.K. and Canadian APA, and it is possible that the U.K. and Canadian tax authorities may advance negotiations regarding their 2001-2005 bilateral APA. Although the ultimate outcome of these negotiations is uncertain, there may be a further reallocation of historical losses from Canada to the U.K. This reallocation of losses is not expected to result in a material impact to Nortel’s consolidated tax expense. We continue to monitor the progress of the remaining APA negotiations and will analyze the existence of any new evidence, when available. We may make adjustments to the deferred tax and valuation allowance assessments, as appropriate, as additional evidence becomes available in future quarters.

During 2007 and 2008, Nortel requested new bilateral APAs for tax years 2007 through at least 2010 (2007-2010 APA), for Canada, the U.S. and France, with a request for rollback to 2006 in the U.S. and Canada, following methods generally similar to those requested for 2001 through 2005. During the second quarter of 2009 the Canadian tax authority requested that Nortel rescind its 2007-2010 application as a result of the uncertain commercial environment. As a result of this request, Nortel withdrew the application in March 2010.

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

During the year ended December 31, 2009, the U.S. Debtors, Canadian Debtors and EMEA Debtors entered into the IFSA, which constitutes a full and final settlement of certain 2009 TPA Payment obligations arising from post-petition services and expenses. As a result of this agreement, NNI has paid NNL $157, which together with one $30 payment previously made by NNI to NNL provides for a full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009.

On December 23, 2009, we, NNL, NNI, and certain of our other Canadian and U.S. subsidiaries that have filed for creditor protection in Canada or the U.S., entered into the FCFSA, which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under Nortel’s transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of the FCFSA Claim, which claim will not be subject to any offset.

As described in note 2 to the accompanying unaudited condensed consolidated financial statements, as a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to the APAC Agreement Subsidiaries in the APAC region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into the APAC Agreement. As a result, the APAC Agreement will effect a full and final settlement for certain payments owing and that may or could be owing among the APAC Agreement Subsidiaries, or between an APAC Agreement Subsidiary and a Canadian Debtor, pursuant to certain distribution and transfer pricing agreements.

Tax Contingencies

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes”, codified in ASC 740, on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our unaudited condensed consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $53 as of March 31, 2010, of which $2 is included in liabilities subject to compromise.

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

Specifically, the tax authorities in Brazil have completed an examination of prior taxable years and have issued in the past assessments in the amount of $85 for the taxation years 1999 and 2000. We are currently in the process of appealing these assessments and in the past we have fully provided for the income tax liability in respect of these assessments. As at March 31, 2010, Nortel no longer consolidates this entity and therefore, other than amounts accrued through guarantees, the FIN 48 liabilities associated with these assessments are no longer accrued in our financial statements.

Likewise, the tax authorities in Colombia have issued an assessment relating to the 2003 tax year proposing adjustments to increase taxable income, resulting in an additional tax liability of $18 inclusive of interest and penalties. We have recorded an income tax liability of $18 to fully reserve against this assessment.

In addition, tax authorities in France have issued notices of assessments against one of the Equity Investees in respect of the 2001, 2002 and 2003 taxation years. After adjusting these assessments to reflect the resolution of certain withholding tax issues, these assessments collectively propose adjustments to increase taxable income of approximately $1,130, additional income tax liabilities of $44, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $16, exclusive of applicable interest and penalties subsequent to the assessment date. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount has been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. In February 2010, we received a notice from the France tax authorities cancelling $80 of the assessments relating to the withholding tax amounts. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation. We believe we have adequately provided for tax adjustments that are more likely than not to be realized as a result of any ongoing or future examinations.

During the third quarter of 2009, the U.S. Debtors filed an objection to a claim filed by the IRS on August 20, 2009. The IRS claim asserted an unsecured priority claim against NNI for the tax years 1998-2007, for income taxes due in the amount of approximately $1,805, and interest to the Petition Date in the amount of approximately $1,163 for an aggregate amount of approximately $2,968 (IRS Claim), and an unsecured non-priority claim for penalties (including interest thereon) to August 20, 2009 in the amount of approximately $49 for a total claim of approximately $3,017. The IRS Claim also included an unassessed, unliquidated and contingent U.S. federal FICA withholding tax claim. On October 13, 2009, the U.S. Debtors obtained an order approving a stipulation between NNI and the IRS pursuant to which the IRS waived its claims against certain assets of the ES business in exchange for NNI’s acknowledgement of a claim in favor of the IRS for not less than $9.8 and a lien against certain proceeds of the ES sale for such amount. The stipulation reserved all rights of both NNI and the IRS in respect of all other aspects of the IRS Claim. In consideration for a settlement payment of $37.5, the IRS released all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008 and has agreed to a federal net operating loss carryforward of $814 as of January 1, 2009. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,017 is reduced to the $37.5 settlement payment. NNI made the settlement payment of $37.5 on February 22, 2010.

Income Taxes — Equity Investees

As of March 31, 2010, the Equity Investees’ net deferred tax asset was $9, attributable to its joint venture in Turkey.

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

As discussed above, the Canadian Debtors entered into the Settlement Agreement in relation to the Canadian registered pension plans, post-retirement benefits and post-employment benefits. See “Executive Overview — Creditor Protection Proceedings — Settlement Agreement with Former and Disabled Canadian Employee Representatives”. The Canadian registered pension plans will be transferred to a new administrator on September 30, 2010. Benefit payments by us in the Canadian post-retirement benefit plan and the Canadian long-term disability plan will cease on December 31, 2010.

As a result of the approved cessation of post-retirement benefit payments on December 31, 2010, we recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (ASC 715-60), which required a derecognition of the liability and deferred actuarial gains totaling $432 to earnings in reorganization items in the first quarter of 2010. We have also recorded in earnings in reorganization items a charge of $416 representing our current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years benefits they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

In March 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care Education and Affordability Reconciliation Act (the Acts). The Acts contain provisions that could impact our accounting for retiree medical benefits in future periods. However, the ultimate extent of that impact, if any, on us cannot be determined until final regulations are promulgated under the Acts and additional interpretations of the Acts become available. we will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. Based on the analysis to date of the provisions in the Acts for which the impacts are reasonably determinable, a re-measurement of our post-retirement benefit plan liabilities is not required at this time.

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

For 2010, our expected rate of return on plan assets is 7.0% for defined benefit pension plans. Also for 2010, our discount rate on a weighted-average basis for pension expenses decreased from 7.1% to 5.8% for the defined benefit pension plans and remained unchanged from 2009 for post-retirement benefit plans at 6.0%, prior to the remeasurement discussed below. We will continue to evaluate our expected long-term rates of return on plan assets and discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. There is no assurance that the pension plan assets will be able to earn the expected rate of return. Shortfalls in the expected return on plan assets would increase future funding requirements and expense. For a sensitivity analysis of changes in these assumptions, please refer to our 2009 Annual Report — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates — Pension and Post-retirement Benefits.

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

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, we remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the first quarter of 2010 in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement”. Curtailment gains of $6 and $7 were recorded to the statement of operations in the U.S. and Canada, respectively. As a result of these remeasurements, we changed our post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 5.9% from 6.0% at December 31, 2009. In addition, as a result of the remeasurements, we were required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement dates. For the U.S, the net cumulative annual effect of these adjustments was to decrease post-retirement liabilities by $3 and accumulated other comprehensive loss (before tax) by $3. For Canada, the cumulative annual effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $15 and accumulated other comprehensive loss (before tax) by $18.

Assuming current funding rules and current plan design, estimated 2010 cash contributions to our defined benefit pension plans and our post-retirement benefit plans are approximately $22 and $45, respectively. Our 2010 cash contributions to these plans are significantly impacted as a result of the Creditor Protection Proceedings. We continue to evaluate our pension and post-retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

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

Cash contributions in 2010 to these plans have been significantly impacted as a result of the Creditor Protection Proceedings. As a result of the U.K. Administration Proceedings, following the contribution in January 2009, all further contributions to its UK defined benefit pension plan have ceased pursuant to the direction of the U.K. Administrators, which is reflected in the numbers above. We continue to evaluate our pension obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,100 as at January 2009. In January 2010, The Pensions Regulator under The Pensions Act 2004 (U.K.) (U.K. Statute) purported to issue a “warning notice” (Warning Notice) to certain Nortel entities, including Canadian Debtors and U.S. Debtors. The Pensions Regulator is a governmental agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to issue a financial support direction (FSD) under the U.K. Statute directing affiliates of NNUK to provide financial support for the U.K. defined benefit pension plan. In the

Warning Notice, The Pensions Regulator identifies certain Nortel entities, including NNC, NNL, NNI and NNCI as targets of a procedure before a determination panel of The Pension Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing that the automatic stay of the U.S. Bankruptcy Code is enforceable against the trustee of the U.K. defined benefit pension plan and the PPF and is fully applicable to the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator has appealed the decision of the Canadian Court. That appeal will be heard on June 16, 2010, by the Ontario Court of Appeal. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”. That motion will be heard May 31, 2010. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending.

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

At each reporting date, we evaluate our accruals related to workforce reduction charges, contract settlement and lease costs and plant and equipment write downs to ensure that these accruals are still appropriate. As of March 31, 2010, we had $136 in accruals related to workforce reduction charges and $58 related to contract settlement and lease costs. In addition, as of March 31, 2010, the Equity Investees had accruals of $130 related to workforce reduction charges and $77 related to contract settlement and lease costs. These accruals included significant estimates, primarily related to sublease income over the lease terms and other costs for vacated properties. In certain instances, we may determine that these accruals are no longer required because of efficiencies in carrying out our workforce reduction plans. Adjustments to workforce reduction accruals may also be required when employees previously identified for separation do not receive severance payments because they are no longer employed by us or were redeployed due to circumstances not foreseen when the original plan was initiated. In these cases, we reverse any related accrual to earnings when it is determined it is no longer required. Alternatively, in certain circumstances, we may determine that certain accruals are insufficient as new events occur or as additional information is obtained. In these cases, we would increase the applicable existing accrual with the offset recorded against earnings. Increases or decreases to the accruals for changes in estimates are classified within our cost of revenues, SG&A and R&D and were previously classified within special charges in the statement of operations.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. Please see note 3 to the accompanying unaudited condensed consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2010.

Recent Accounting Pronouncements

For detailed information regarding recent accounting pronouncements and the impact thereof on our financial statements, see note 1 to the accompanying unaudited condensed consolidated financial statements.

Outstanding Share Data

As of May 7 2010, we had 498,206,366 NNC common shares outstanding.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of March 31, 2010, the accruals on the consolidated balance sheet for environmental matters were $10. Based on information available as of March 31, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities underway at 7 sites that are either currently or previously owned. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $10.

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

For a discussion of environmental matters, see note 23, to the accompanying unaudited condensed consolidated financial statements.

Legal Proceedings

For a discussion of our legal proceedings, see the Legal Proceedings section of this report.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO) John M. Doolittle, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at March 31, 2010. Based on this evaluation, management, including the CFO, have concluded that our disclosure controls and procedures as at March 31, 2010 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted SOP 90-7. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. During the first quarter of 2010, we completed two additional business divestitures and continue to implement processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes continued to materially affect our internal control over financial reporting during the first quarter of 2010 or are reasonably likely to continue to materially affect our internal control over financial reporting. Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, while maintaining effective control over financial reporting.

PART II

OTHER INFORMATION

Capitalized terms used in this Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 1.	Legal Proceedings

Creditor Protection Proceedings: As discussed in “Executive Overview — Creditor Protection Proceedings” in the MD&A section of this report, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. One of our French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and Nortel Networks (CALA) Inc. filed a voluntary petition for relief under Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

The Pensions Regulator “Warning Notice”: In January 2010, The Pensions Regulator under The Pensions Act 2004 (U.K.) (U.K. Statute) purported to issue a “warning notice” (Warning Notice) to certain Nortel entities, including Canadian Debtors and U.S. Debtors. The Pensions Regulator is a governmental agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to issue a financial support direction (FSD) under the U.K. Statute directing affiliates of NNUK to provide financial support for the U.K. defined benefit pension plan. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including NNC, NNL, NNI and NNCI as targets of a procedure before a determination panel of The Pensions to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing that the automatic stay of the U.S. Bankruptcy Code is enforceable against the trustee of the U.K. defined benefit pension plan and the PPF and is fully applicable to the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator has appealed the decision of the Canadian Court. That appeal will be heard on June 16, 2010, by the Ontario Court of Appeal. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”. That motion will be heard May 31, 2010. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending.

Other than referenced above, there have been no material developments in our material legal proceedings as previously reported in our 2009 Annual Report. For additional discussion of other material legal proceedings, see “Contingencies” in note 23 of the accompanying unaudited condensed combined and consolidated financial statements.

ITEM 1A.	Risk Factors

Certain statements in this report may contain words such as “could”, “expect”, “may”, “should”, “will”, “anticipate”, “believe”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings are having a direct impact on our business and are exacerbating these risks and uncertainties. In particular, the risks described herein and in our 2009 Annual Report could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our 2009 Annual Report which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2009 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and liquidity. The risks described in our 2009 Annual Report have not materially changed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the three-month period ended March 31, 2010, no NNC common shares were issued in accordance with the settlement. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

Exhibit No.	Description

10.1	Nortel Networks Limited Special Incentive Plan with effect from January 1, 2010.

10.2	Nortel Networks Limited Annual Incentive Plan for Nortel Business Services and Corporate Group as amended on March 10, 2010 with effect from January 1, 2010.

10.3	Nortel Networks Limited Annual Incentive Plan for Business Units as amended on March 10, 2010 with effect from January 1, 2010.

10.4	John Doolittle letter agreement dated February 16, 2010 confirming position of Senior Vice President, Finance and Corporate Services.

10.5*	Amendment No. 3 dated March 15, 2010 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009, filed as Exhibit 99.6 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 25, 2010.

10.6*	Amendment No. 4 dated March 15, 2010 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009, filed as Exhibit 99.7 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 25, 2010.

10.7*	Amendment No. 5 dated March 15, 2010 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009, filed as Exhibit 99.8 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 25, 2010.

31	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS CORPORATION

(Registrant)

Chief Financial Officer	Chief Accounting Officer

/S/ JOHN M. DOOLITTLE	/S/ CLARKE E. GLASPELL
John M. Doolittle Senior Vice-President, Corporate Services and Chief Financial Officer	Clarke Glaspell Controller

Date: May 14, 2010