Form 10-Q
period 2010-06-30
NORTEL NETWORKS CORP
filed 2010-08-13
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 6, 2010.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009 (a)	2010	2009 (a)
Revenues:
Products	$116	$934	$406	$1,717
Services	29	75	101	146

Total revenues	145	1,009	507	1,863

Cost of revenues:
Products	130	517	371	992
Services	9	23	33	51

Total cost of revenues	139	540	404	1,043

Gross profit	6	469	103	820
Selling, general and administrative expense	135	135	301	353
Research and development expense	21	181	103	401
Amortization of intangible assets	—	(1)	—	(1)
Loss (gain) on sales of businesses and sales and impairments of assets	1	(16)	3	(16)
Other operating expense (income) — net (note 6)	(96)	8	(156)	(3)

Operating earnings (loss)	(55)	162	(148)	86
Other income (expense) — net (note 6)	(28)	6	32	(40)
Interest expense (contractual interest expense for the three and six months ended June 30, 2010 was $78 and $156, respectively (2009 — $77 and $157, respectively)) Long-term debt	(75)	(74)	(150)	(149)
Other	—	—	—	(1)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net loss of associated companies and Equity Investees	(158)	94	(266)	(104)
Reorganization items — net (note 5)	(1,387)	(58)	(891)	(66)

Earnings (loss) from continuing operations before income taxes, and equity in net loss of associated companies and Equity Investees	(1,545)	36	(1,157)	(170)
Income tax benefit (expense)	41	(17)	33	(13)

Earnings (loss) from continuing operations before equity in net loss of associated companies and Equity Investees	(1,504)	19	(1,124)	(183)
Equity in net earnings (loss) of associated companies — net of tax	—	1	(1)	(1)
Equity in net loss of Equity Investees (note 22)	(30)	(167)	(50)	(289)

Net loss from continuing operations	(1,534)	(147)	(1,175)	(473)
Net earnings (loss) from discontinued operations — net of tax (note 4)	35	(119)	33	(294)

Net loss	(1,499)	(266)	(1,142)	(767)
Income attributable to noncontrolling interests	(5)	(8)	(7)	(14)

Net loss attributable to Nortel Networks Corporation	$(1,504)	$(274)	$(1,149)	$(781)

Basic loss per common share — continuing operations	$(3.09)	$(0.31)	$(2.37)	$(0.98)

Diluted loss per common share — continuing operations	$(3.09)	$(0.31)	$(2.37)	$(0.98)

Total basic loss per common share	$(3.02)	$(0.55)	$(2.30)	$(1.57)

Total diluted loss per common share	$(3.02)	$(0.55)	$(2.30)	$(1.57)

(a)	The 2009 results have been recast to reflect the equity method of accounting for the Equity Investees. See note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,668	$1,998
Short-term investments	—	18
Restricted cash and cash equivalents	186	92
Accounts receivable — net	254	625
Inventories — net	53	183
Deferred income taxes — net	—	24
Other current assets	352	348
Assets held for sale (note 8)	232	272
Assets of discontinued operations (note 4)	37	148

Total current assets	2,782	3,708
Restricted cash	3,011	1,928
Investments	—	117
Plant and equipment — net	203	688
Goodwill	—	9
Intangible assets — net	—	51
Deferred income taxes — net	—	10
Other assets	147	177

Total assets	$6,143	$6,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$170	$294
Payroll and benefit-related liabilities	97	128
Contractual liabilities	83	93
Restructuring liabilities (notes 10 and 11)	7	4
Other accrued liabilities (note 6)	227	660
Liabilities held for sale (note 8)	—	205
Liabilities of discontinued operations (note 4)	38	53

Total current liabilities	622	1,437
Long-term liabilities
Long-term debt	41	41
Investment in net liabilities of Equity Investees (note 22)	—	534
Deferred income taxes — net	—	7
Other liabilities (note 6)	64	226

Total long-term liabilities	105	808
Liabilities subject to compromise (note 20)	8,589	7,358
Liabilities subject to compromise of discontinued operations	117	129

Total liabilities	9,433	9,732

Guarantees, commitments, contingencies and subsequent events (notes 2, 14, 16, 23 and 24)

SHAREHOLDERS’ DEFICIT
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 498,206,366 as of June 30, 2010 and December 31, 2009 respectively	35,604	35,604
Additional paid-in capital	3,596	3,623
Accumulated deficit	(43,025)	(41,876)
Accumulated other comprehensive loss	(79)	(1,124)

Total Nortel Networks Corporation shareholders’ deficit	(3,904)	(3,773)
Noncontrolling interests	614	729

Total shareholders’ deficit	(3,290)	(3,044)

Total liabilities and shareholders’ deficit	$6,143	$6,688

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Six Months Ended June 30,
	2010	2009 (a)
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Corporation	$(1,149)	$(781)
Net (earnings) loss from discontinued operations — net of tax	(33)	294
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	36	101
Non-cash portion of cost reduction activities	—	8
Equity in net loss of associated companies — net of tax	1	1
Equity in net loss of Equity Investees (note 22)	50	289
Share-based compensation expense	—	73
Deferred income taxes	(6)	7
Pension and other accruals	53	22
Gain on sales of businesses and impairments of assets — net	2	(12)
Income attributable to noncontrolling interests	7	14
Reorganization items — non cash	798	62
Other — net	392	(207)
Change in operating assets and liabilities: Other (note 6)	4	278

Net cash from (used in) operating activities — continuing operations	155	149
Net cash from (used in) operating activities — discontinued operations	(341)	(52)

Net cash from (used in) operating activities	(186)	97

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(7)	(19)
Proceeds on disposals of plant and equipment	—	87
Change in restricted cash and cash equivalents	(1,178)	(43)
Decrease in short and long-term investments	24	40
Acquisitions of investments and businesses — net of cash acquired	(2)	—
Proceeds from the sales of investments and businesses and assets — net	970	6

Net cash from (used in) investing activities — continuing operations	(193)	71
Net cash from (used in) investing activities — discontinued operations	167	10

Net cash from (used in) investing activities	(26)	81

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(11)	(6)
Decrease in notes payable	—	(41)
Repayments of capital leases	(3)	(5)

Net cash used in financing activities — continuing operations	(14)	(52)
Net cash used in financing activities — discontinued operations	(77)	(29)

Net cash used in financing activities	(91)	(81)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	10
Reduction of cash and cash equivalents of deconsolidated subsidiaries	(26)	—

Net cash from (used in) continuing operations	(79)	178
Net cash from (used in) discontinued operations	(251)	(71)

Net increase (decrease) in cash and cash equivalents	(330)	107
Cash and cash equivalents at beginning of the period	1,998	2,397
Less cash and cash equivalents of Equity Investees	—	(761)

Adjusted cash and cash equivalents at beginning of the period	1,998	1,636
Cash and cash equivalents at end of the period	1,668	1,743
Less cash and cash equivalents of discontinued operations at end of the period	—	(301)

Cash and cash equivalents of continuing operations at end of the period	$1,668	$1,442

(a)	The 2009 results have been recast to reflect the equity method of accounting for the Equity Investees. See note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of presentation

All monetary amounts in these notes to the condensed consolidated financial statements are in millions, except per share amounts, and in United States (“U.S.”) Dollars unless otherwise stated.

Nortel Networks Corporation

Prior to Nortel’s significant business divestitures (see note 2), Nortel Networks Corporation (“Nortel” or “NNC”) was a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies spanned access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consisted of hardware, software and services. Nortel designed, developed, engineered, marketed, sold, licensed, installed, serviced and supported these networking solutions worldwide. As further discussed in note 2, Nortel is currently focused on the remaining work under the Creditor Protection Proceedings (as defined in note 2), including the sale of the remaining businesses, providing transitional services to the purchasers of Nortel’s businesses and ongoing restructuring matters.

Nortel Networks Limited (“NNL”) is Nortel’s principal direct operating subsidiary and its results are consolidated into Nortel’s results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in noncontrolling interests in the condensed consolidated balance sheets.

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

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, inventory provisions, product warranties, estimated useful lives of intangible assets and plant and equipment, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, contingencies and pre-petition liabilities.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and six months ended June 30, 2010 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2009 Annual Report”) and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

As further described in note 2, beginning on the Petition Date, Nortel and certain of its subsidiaries in Canada, the United States (“U.S.”), and in certain Europe, the Middle East and Africa (“EMEA”) countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. The unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; (d) as to operations, the effect of any future changes that may be made in Nortel’s business; or (e) as to divestiture proceeds held in escrow by NNL, the final allocation of these proceeds as between various Nortel legal entities, including entities that are not consolidated in these condensed consolidated financial statements, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

The ongoing Creditor Protection Proceedings and completed and any future divestitures of Nortel’s businesses and assets raise substantial doubt as to whether Nortel will be able to continue as a going concern. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Nortel has continued to operate its remaining businesses by renewing and seeking to grow its business with existing customers, competing for new customers, continuing research and development (“R&D”) investments in product portfolios until the related businesses or assets are sold, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the unaudited condensed consolidated financial statements.

Comparative Figures

Certain of Nortel’s subsidiaries in EMEA, Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”) and Nortel Networks (Ireland) Limited (collectively, “EMEA Subsidiaries”) and their subsidiaries (collectively, the “Equity Investees”), had been accounted for under the equity method from January 14, 2009 (“Petition Date”) until May 31, 2010 at which date Nortel concluded that it no longer exercised significant influence over the operating and financial policies of the EMEA Subsidiaries due to the significance of the completed dispositions, the ongoing role and decision making authority of the U.K. Administrators, and as Nortel is not committed to provide further support to the Equity Investees. Commencing June 1, 2010, Nortel accounts for its investments in the EMEA Subsidiaries as an investment by the cost method. As a result, the financial position and results of operations of the Equity Investees are not reflected in these consolidated results after May 31, 2010.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

In its quarterly reports for the periods ended March 31, 2009 and June 30, 2009, Nortel had presented condensed combined and consolidated financial statements, which combined the financial position, results of operations and cash flows of the Equity Investees on a line-by-line basis. Based on its ongoing review of the applicable accounting guidance and after discussions with staff of the SEC, Nortel concluded that the presentation of the Equity Investees under the equity method was more appropriate for these periods and had reflected the results of the Equity Investees using the equity method commencing with the quarterly report for the period ended September 30, 2009. Nortel has reflected the results of the Equity Investees using the equity method for the comparative periods ended June 30, 2009. The change in presentation to the equity method of accounting did not affect the reported amount of net earnings (loss) for those periods, but affected the financial statement presentation as the results of operations of the Equity Investees were presented on a net basis within a single line in the statements of operations and cash flows respectively. For additional information on the Equity Investees see note 22.

Certain 2009 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current presentation. Certain 2009 results have been recast to reflect the equity method of accounting for the Equity Investees and discontinued operations. See note 4.

Liquidation of Subsidiaries

With the completed sales of substantially all of Nortel’s businesses, Nortel is focused on maximizing proceeds and cash flows with respect to remaining assets. This includes the winding up of Nortel’s remaining operations and subsidiaries globally, which can involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Events may impact when, and if, an entity is deemed to be in liquidation including local statutory requirements and court approvals. As such approvals and events occur, Nortel will evaluate whether a change in basis of accounting is appropriate, and in all such cases, Nortel will assess the carrying values of those entities’ assets when it appears likely entities will be approved for liquidation. Generally, Nortel expects that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity prospectively on a cost investment basis. Nortel recorded a gain of $8 and a loss of ($74) for the three and six months ended June 30, 2010, respectively, related to the liquidation of two entities in the CALA region, which are included in reorganization items. Subsequent to June 30, 2010, events have occurred resulting in certain additional entities being placed in liquidation or pending approval to be liquidated.

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its businesses. To date, Nortel has completed a number of divestitures including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd., to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components (“Packet Core Assets”) to Hitachi, Ltd. (“Hitachi”); (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd. (“Radware”); (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corp. (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); and (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson.

Since June 2009, approximately $3,176 in net proceeds have been generated through the completed sales of businesses. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

period of 12 to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of Nortel’s accounts receivable, inventory and real estate assets, independent of the TSAs.

A core corporate group (“Corporate Group”) was also established in 2009 and is currently focused on a number of key actions, including the sale of remaining businesses and assets as well as exploring strategic alternatives to maximize the value of Nortel’s intellectual property. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the Creditor Protection Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to Nortel’s affiliates around the world while completing the orderly wind down of the remaining operations.

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

CCAA Proceedings

On January 14, 2009 (“Petition Date”), Nortel, NNL and certain other Canadian subsidiaries (“Canadian Debtors”) obtained an initial order (“Initial Order”) from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”), which has since been extended to October 29, 2010 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until October 29, 2010, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings (as defined below) and the CCAA Proceedings on matters of concern to both courts.

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and long-term disability benefits effective as of August 31, 2010. The U.S. Debtors filed a notice of withdrawal of this motion with the U.S. Bankruptcy Court on July 16, 2010. It is possible that the U.S. Debtors will seek modification or termination of some or all of these benefits at a later time.

On July 12, 2010, the U.S. Debtors filed their proposed plan of reorganization (the “Plan”) under Chapter 11 with the U.S. Court. Pursuant to the Plan, each U.S. Debtor will either be reorganized to the extent the U.S. Debtors determine it is necessary or beneficial to do so for the purpose of fulfilling its obligations under the asset sale agreements and TSAs, selling or otherwise disposing of its assets and fulfilling its obligations under the Plan, or will be liquidated. The U.S. Debtors have requested that their time to file a disclosure statement for the Plan be extended through September 3, 2010. The effectiveness of the Plan and the U.S. Debtors’ exit of the Chapter 11 Proceedings is subject to several conditions, including the filing and U.S. Court approval of a disclosure statement, obtaining the requisite number of votes in favor of the Plan from the solicited creditors of each U.S. Debtor, confirmation of the Plan by order of the U.S. Court and the satisfaction of other conditions precedent.

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

Certain of Nortel’s Israeli subsidiaries (“Israeli Debtors”) have commenced separate creditor protection proceedings in Israel (“Israeli Administration Proceedings”). On January 19, 2009, an Israeli court (“Israeli Court”) appointed administrators over the Israeli Debtors (“Israeli Administrators”). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. Under Israeli law, the Israeli Administration Proceedings are usually ended with either a scheme of arrangement, which returns an Israeli debtor to solvency, or a liquidation. On November 24, 2009, the Israeli Court approved a scheme of arrangement for the Israeli Debtors but resolved in subsequent applications to extend the appointment of the Israeli Administrators with respect to the Israeli Debtors and provide the Israeli Administrators with the same scope of responsibilities and authorities granted to them under the stay of proceedings order.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (“French Court”) ordered the commencement of secondary proceedings in respect of NNSA (“French Secondary Proceedings”). The French Secondary Proceedings consist of liquidation proceedings during which NNSA continued to operate as a going concern for an initial period of three months. On August 20, 2009, the French Court extended the French Secondary Proceedings until November 28, 2009. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French administrator (“French Administrator”) and a French liquidator (“French Liquidator”) have been appointed and are in charge of the day-to-day affairs and continuing business of NNSA in France. On February 16, 2010, the French Court approved an order to suspend the liquidation operations relating to the sale of the assets and/or businesses of NNSA until the earlier of May 31, 2010 or the filing by Kapsch with the French Court of a letter stating that its bid for the GSM/GSM-R assets of NNSA was unconditional. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator. On March 25, 2010, the French Court lifted the suspension of the liquidation operations and, following the approval by the French Court on March 30, 2010 of the offer submitted by Kapsch to acquire the GSM/GSM-R assets of NNSA, NNSA was authorized to continue its business operations until May 7, 2010. As of May 7, 2010, NNSA was no longer authorized to continue its business operations and the liquidation proceedings are ongoing.

The current Canadian Debtors, U.S. Debtors, EMEA Debtors and Israeli Debtors are together referred to as the “Debtors”; the CCAA Proceedings, the Chapter 11 Proceedings, the U.K. Administration Proceeding, the Israeli Administration Proceedings and the French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”.

Significant Business Divestitures — Year to Date 2010 Developments

Optical Networking and Carrier Ethernet Businesses

On March 19, 2010, NNC announced that it, NNL, and certain of its subsidiaries, including NNI and NNUK, had completed the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

businesses to Ciena and that Ciena had elected, as permitted by the terms of the sale, to replace the $239 principal amount of convertible notes with cash consideration of $244, and thus pay an all cash purchase price of approximately $774. The purchase price was decreased at closing for a working capital adjustment of approximately $62. The purchase price has been finalized and the sales proceeds were subject to a further working capital downward adjustment of $19 in the second quarter of 2010. The related Optical Networking and Carrier Ethernet businesses’ financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $557 in the six months ended June 30, 2010.

GSM/GSM-R Business

On March 31, 2010, NNC announced that it had completed the sale of substantially all of the assets of its global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The purchase price with respect to the sale to Ericsson has been finalized and the sales proceeds were subject to a working capital downward adjustment of $6. The purchase price with respect to the sale to Kapsch is also subject to a further working capital adjustment pending finalization between the parties. The related GSM/GSM-R business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S.GAAP. Nortel recognized a gain on disposal of $113 in the six months ended June 30, 2010.

CVAS Business

On May 28, 2010, Nortel announced that it had completed the sale of substantially all of its assets of the CVAS business globally to GENBAND U.S. LLC for a purchase price of $282, subject to balance sheet and other adjustments currently estimated at approximately $100, resulting in net proceeds of approximately $182. The related financial results of operations of the CVAS business have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $196 in the second quarter of 2010.

LGN Joint Venture

On April 20, 2010, Nortel announced that it had entered into a share purchase agreement with Ericsson for the sale of its 50% plus 1 share interest in LGN for $242 in cash, subject to certain purchase price adjustments. Approval of the Ontario Superior Court of Justice was obtained on May 3, 2010. On June 29, 2010, Nortel announced that NNL had completed the sale of its 50% plus 1 share interest in LGN to Ericsson. The related financial results of operations of LGN have been classified as discontinued operations retrospectively (see note 4) beginning in the second quarter of 2010 as they met the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $53 in the second quarter of 2010.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things: (i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are expected to materially change, the purchase price associated with the divestitures discussed above (other than as described above). Nortel has finalized the purchase price with respect to the sale of its CDMA business and LTE assets, and Optical Networking and Carrier Ethernet businesses.

Transition Services Agreements

Nortel has entered into TSAs in connection with certain of the completed divestitures discussed above and is contractually obligated under such TSAs to provide transition services to certain purchasers of its businesses and assets.

In connection with the sale of substantially all of its CDMA business and LTE Access assets in 2009, Nortel entered into a TSA with Ericsson pursuant to which Nortel agreed to provide certain transition services for a period of up to 24 months after closing of the transaction.

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

In connection with the sale of substantially all of its CVAS business, Nortel entered into a TSA with GENBAND pursuant to which Nortel agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group and other stakeholders as appropriate (including the French Administrator, the French Liquidator and the Israeli Administrators as necessary), and any proposed divestiture may be subject to the approval of affected stakeholders and the relevant courts. There can be no assurance that any further proposed sale or divestiture will be developed, confirmed or approved, where required, by any of the relevant courts or affected stakeholders.

Divestiture Proceeds Received

As at June 30, 2010, of the approximately $3,176 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,083 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$908 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$616 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of Nortel’s North American GSM business;

(g)	$21 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

(h)	$155 from the sale of substantially all of the assets of Nortel’s CVAS business;

(i)	$214 from the sale of Nortel’s 50% plus 1 share interest in LGN; and

(j)	$4 from the sale of various Nortel business assets.

Of the $3,083 in proceeds received from divestitures as of June 30, 2010, approximately $2,797 is being held in escrow and an additional $214, reflecting proceeds from the sale of LGN, is included in restricted cash which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of proceeds held in escrow among the various Nortel legal entities, including entities that are not consolidated in the condensed consolidated financial statements, has not yet occurred and may be materially different from the NNC classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As at June 30, 2010, a further $239 in the aggregate was expected to be received in connection with the divestitures of substantially all of Nortel’s CDMA business and LTE Access assets, ES business, including the

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

shares of DiamondWare, Ltd. and NGS, the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, substantially all of the assets of Nortel’s global GSM/GSM-R and CVAS businesses and its 50% plus 1 share interest in LGN, subject to the satisfaction of various conditions including performance under the TSAs. As the conditions are satisfied, amounts receivable will be recognized as additional gains on sales. With the exception of further amounts received in relation to the LGN sale, such amounts, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to June 30, 2010, Nortel’s escrow agent has received $11 of the $239.

Business Operations

During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the remaining businesses and operations of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation while Nortel continues to focus on the sale of remaining businesses and assets. Nortel has continued to engage with its existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and Nortel’s divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, Nortel established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

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

Contracts

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the Initial Order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of Nortel’s obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators and, in the case of NNSA, the French Administrator and the French Liquidator decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of that administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform under any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

Creditor Protection Proceeding Claims

On August 4, 2009, the U.S. Court approved a claims process in the U.S. for claims that arose prior to the Petition Date. Pursuant to this claims process, proofs of claim, except in relation to NNCI, had to be received by

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 for additional information about claims.

Interim and Final Funding and Settlement Agreements

Historically, Nortel has deployed its cash through a variety of intercompany borrowing and transfer pricing arrangements to allow it to operate on a global basis and to allocate profits, losses and certain costs among the corporate group. In particular, the Canadian Debtors have continued to allocate profits, losses and certain costs, among the corporate group through transfer pricing agreement payments (“TPA Payments”). Other than one $30 payment made by NNI to NNL in respect of amounts that Nortel believes are owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

well as the EMEA Debtors (other than NNSA), entered into an IFSA dated June 9, 2009 under which NNI paid $157 to NNL, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. A portion of this funding may be repayable by NNL to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009.

On December 23, 2009, Nortel announced it, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors entered into a Final Canadian Funding and Settlement Agreement (“FCFSA”). The FCFSA provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under Nortel’s transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063 (“FCFSA Claim”), which claim will not be subject to any offset. The FCFSA also provides that NNI will pay to NNL approximately $190, which has been received, over the course of 2010, which amount includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL, on their behalf, for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of Nortel’s various businesses.

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

In addition, in consideration of a settlement payment of $37.5, the United States Internal Revenue Service (“IRS”) released all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,000 was reduced to the $37.5 settlement payment. This settlement was a condition of the FCFSA and was approved by the U.S. Court on January 21, 2010. NNI made the settlement payment to the IRS on February 22, 2010.

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals.

Other Contracts and Debt Instruments

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to October 29, 2010. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

serving as directors on the boards and as officers or agents of the Cascade Subsidiaries and their successors, if any, for any claims resulting from their service as a director, officer or agent of a Cascade Subsidiary, subject to limited exceptions. The Trust was approved by the Canadian Court and the U.S. Court on March 31, 2010.

Workforce Reductions; Employee Compensation Program Changes

Nortel has taken and expects to take further, ongoing workforce and other cost reduction actions as it works through the Creditor Protection Proceedings. On the Petition Date, Nortel employed approximately 30,300 employees globally. Through the sales of Nortel’s businesses and cost reduction activities, including the 5,000 net reductions announced on February 25, 2009, Nortel has reduced the workforce to approximately 2,300 employees as of June 30, 2010. Given the Creditor Protection Proceedings, Nortel has discontinued all remaining activities under its previously announced restructuring plans as of the Petition Date. For further information, see the “Post-Petition Date Cost Reduction Activities” note 11 of this report.

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

The Settlement Agreement provides that Nortel will continue to administer the Nortel Networks Negotiated Pension Plan and the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan (“Canadian Pension Plans”) until September 30, 2010, at which time these Canadian Pension Plans will be transitioned, in accordance with the Ontario Pension Benefits Act, to a new administrator appointed by the Office of the Superintendent of Financial Services. Nortel and the Canadian Monitor will take all reasonable steps to complete the transfer of the administration of the Canadian Pension Plans to the new administrator. Nortel will continue to fund these Canadian Pension Plans consistent with the current service and special payments it had been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter has and will continue to make current service payments until September 30, 2010.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

The Settlement Agreement also provides that Nortel will establish a fund of CAD$4.2 for termination payments of up to CAD$0.003 per employee to be made to eligible terminated employees as an advance against their claims under the CCAA Proceedings.

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

A group of 39 LTD beneficiaries sought leave to appeal the Canadian Court’s approval of the Settlement Agreement to the Ontario Court of Appeal. The leave motion was denied and the motion was dismissed by the Ontario Court of Appeal on May 31, 2010.

See note 13 for further information on Nortel’s pension and employee benefits plans.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of FASB ASC 852 — Reorganizations (“ASC 852”) and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors that are included in the condensed consolidated financial statements as at June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009. The condensed combined statements of operations exclude the Canadian Debtors’ and U.S. Debtors’ interests in the results of operations of non-Debtor subsidiaries.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s consolidated non-Debtor subsidiaries and affiliates have not been eliminated in the Canadian Debtors’ and U.S. Debtors’ financial statements.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three and six months ended June 30, 2010, Nortel has continued to accrue for interest expense of $74 and $147, respectively (three and six months ended June 30, 2009 — $69 and $140, respectively), in its normal course of operations related to debt issued by NNC and NNL in Canada until Nortel obtains a claims determination order and adjudicates the claims. However, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized and, as a result interest payable on debt issued by the U.S.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Debtors, including NNI, has not been accrued. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors.

Foreign Currency Denominated Liabilities

ASC 852 requires pre-petition liabilities of the Canadian Debtors and U.S. Debtors that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. For foreign currency denominated liabilities, the CCAA requires allowable claims to be denominated at the exchange rate in effect as of the Petition Date unless otherwise provided for in a court-approved plan. The claims process approved by the Canadian Court provides that foreign currency denominated claims must be calculated by the Canadian Monitor in Canadian dollars using a January 13, 2009 exchange rate. However, the claims process order specifically recognizes the ability of the Canadian Debtors to utilize a different exchange rate in any proposed plan. Therefore, given the impact that fixing exchange rates may have on the amounts ultimately settled, in Canada, foreign currency denominated balances, including Nortel’s U.S. dollar denominated debt, will not be accounted for using the Petition Date exchange rate but rather will continue to be accounted for in accordance with FASB ASC 830 “Foreign Currency Matters (“ASC 830”). To date, the Canadian Debtors have not developed any plan or proposed an alternative exchange rate and any plan would be subject to creditor approval prior to the Canadian Court’s approval. Foreign currency denominated pre-petition liabilities of the U.S. Debtors have generally been fixed at the exchange rate in effect on the Petition Date in accordance with local laws.

Cash Restrictions

As a result of the Creditor Protection Proceedings, cash and cash equivalents are generally available to fund operations in particular jurisdictions, but generally are not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific agreements approved by the U.S. Court and/or Canadian Court, as applicable.

Certain proceeds from the divestiture sales, as discussed in note 2, are being held in escrow until the jurisdictions can determine the proceeds allocations and are not available to fund operations.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENT OF OPERATIONS (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Product revenues:
Third party	$58	$672	$283	$1,263
Non-Debtor subsidiaries	6	92	30	199
Inter-Debtor	—	—	—	—
Service revenues (Third party)	31	94	106	180

Total revenues	95	858	419	1,642
Product cost of revenues:
Third party	81	313	275	648
Non-Debtor subsidiaries	6	91	31	170
Inter-Debtor	—	—	—	—
Service cost of revenues (Third party)	14	53	44	103

Total cost of revenues	101	457	350	921

Gross profit	(6)	401	69	721

Selling, general and administrative expense	105	113	260	432
Research and development expense	24	179	107	400
Other charges	(3)	(4)	1	(4)
(Gain) loss on sales of businesses and assets and impairment of assets	—	(10)	28	(11)
Other operating expense (income) — net	(84)	(1)	(135)	(1)

Operating earnings (loss)	(48)	124	(192)	(95)
Other income (expense) — net	(8)	(49)	97	(106)
Interest expense
Long-term debt	(74)	(72)	(148)	(145)
Other	—	—	—	(1)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net loss of debtor companies	(130)	3	(243)	(347)
Reorganization items — net	(549)	(58)	132	(619)

Loss from continuing operations before income taxes and equity in net loss of debtor companies	(679)	(55)	(111)	(966)
Income tax benefit (expense)	37	1	30	(6)

Loss from continuing operations before equity in net loss of debtor companies	(642)	(54)	(81)	(972)
Equity in net loss of associated companies — net of tax	(41)	(257)	(72)	(389)

Net loss from continuing operations attributable to Debtors, including noncontrolling interests	(683)	(311)	(153)	(1,361)
Net earnings (loss) from discontinued operations — net of tax	46	(80)	32	(213)

Net loss attributable to Debtors including noncontrolling interests	(637)	(391)	(121)	(1,574)
Income attributable to noncontrolling interests	(2)	(2)	(4)	(6)

Net loss attributable to Debtors	$(639)	$(393)	$(125)	$(1,580)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED BALANCE SHEET (unaudited)

(Millions of U.S. Dollars)

	June 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,090	$1,132
Short-term investments	—	18
Restricted cash and cash equivalents	105	80
Accounts receivable — net:
Third parties	62	224
Non-Debtor subsidiaries	463	570
Debtor subsidiaries	—	—
Inventories — net	23	68
Other current assets	272	258
Assets held for sale	232	234
Assets of discontinued operations	25	120

Total current assets	2,272	2,704
Restricted cash	3,011	1,928
Investments	—	24
Investments in non-Debtors / Debtor subsidiaries	382	311
Plant and equipment — net	128	566
Other assets	172	155

Total assets	$5,965	$5,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$40	$99
Trade and other accounts payable to non-Debtor subsidiaries	138	198
Payroll and benefit-related liabilities	81	97
Contractual liabilities	3	4
Restructuring liabilities	6	3
Other accrued liabilities	142	331
Liabilities held for sale	—	178
Liabilities of discontinued operations	30	43

Total current liabilities	440	953
Long-term liabilities
Other liabilities	47	62

Total long-term liabilities	47	62
Liabilities subject to compromise	9,198	9,015
Liabilities subject to compromise of discontinued operations	117	129

Total liabilities	9,802	10,159

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(4,388)	(5,018)
Noncontrolling interests in Debtors	551	547

Total shareholders’ deficit	(3,837)	(4,471)

Total liabilities and shareholders’ deficit	$5,965	$5,688

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

(Millions of U.S. Dollars)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Cash flows from (used in) operating activities
Net loss	$(125)	$(1,580)
Net (earnings) loss from discontinued operations	(32)	213
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items — net	(225)	625
Other adjustments (a)	544	698

Net cash from (used in) operating activities — continuing operations	162	(44)
Net cash from (used in) operating activities — discontinued operations	(239)	(15)

Net cash from (used in) operating activities	(77)	(59)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(7)	(13)
Proceeds on disposal of plant and equipment	—	86
Change in restricted cash and cash equivalents	(1,110)	(40)
Decrease in short and long-term investments	24	40
Proceeds from the sales of investments and businesses — net	883	29

Net cash from (used in) investing activities — continuing operations	(210)	102
Net cash from (used in) investing activities — discontinued operations	239	15

Net cash from (used in) investing activities	29	117

Cash flows from (used in) financing activities
Repayments of capital lease obligations	(3)	(4)

Net cash from (used in) financing activities — continuing operations	(3)	(4)
Net cash from (used in) financing activities — discontinued operations	—	—

Net cash from (used in) financing activities	(3)	(4)

Effect of foreign exchange rate changes on cash and cash equivalents	9	6

Net cash from (used in) continuing operations	(42)	60
Net cash from (used in) discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	(42)	60
Cash and cash equivalents at beginning of the period	1,132	861

Cash and cash equivalents at end of the period	1,090	921
Less cash and cash equivalents of discontinued operations at end of the period	—	—

Cash and cash equivalents of continuing operations at end of the period	$1,090	$921

(a)	The operating section of the condensed combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items — net.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

4. Discontinued Operations

ES

On December 18, 2009 Nortel completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. to Avaya for $908 in cash, with an additional pool of $15 reserved for an employee retention program, subject to certain purchase price adjustments and withholding taxes. As a result of the sale, Nortel recognized a gain of $756 in the fourth quarter of 2009.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table summarizes certain financial information of the ES business, which includes DiamondWare, Ltd. and NGS for the presented periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operations
Total revenues	$5	$389	$12	$711

Loss from discontinued operations before income taxes	$(9)	$(127)	$(9)	$(324)
Income tax benefit (expense)	—	—	—	—
Income attributable to noncontrolling interests	—	—	—	—

Net loss from discontinued operations — net of taxes	$(9)	$(127)	$(9)	$(324)

The ES operating results for the three and six months ended June 30, 2010 and 2009 exclude the ES business results of the Equity Investees. The net loss from discontinued operations for the six months ended June 30, 2010 and 2009 includes a goodwill impairment loss of nil and $48, respectively.

Certain assets and liabilities related to the ES business were not transferred to Avaya and continue to be classified as assets and liabilities of discontinued operations. These assets and liabilities are expected to be reduced as the Creditor Protection Proceedings progress. The remaining assets and liabilities related to the operations of the ES business for the periods presented are as follows:

	June 30, 2010	December 31, 2009
Assets
Accounts receivable — net	$15	$103
Inventories — net	8	10
Other current assets	14	31
Plant and equipment — net	—	4

Assets of discontinued operations	$37	$148

Liabilities
Trade and other accounts payable	$20	$9
Employee related liabilities	1	13
Contractual liabilities	1	—
Other current liabilities	16	31

Liabilities of discontinued operations	$38	$53

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

nature and significance of these cash flows arising from transition services Nortel expects to provide to Avaya and has determined that they do not preclude the recognition and presentation of this business component as discontinued operations for the periods presented. Nortel does not expect to have any significant continuing involvement with the ES business after the disposition.

LGN

On June 29, 2010, Nortel completed the sale of NNL’s 50% plus 1 share interest in LGN to Ericsson for $242 in cash, subject to certain purchase price adjustments and taxes. As a result of the sale, Nortel recognized a gain of $53 in the second quarter of 2010.

The following table summarizes certain financial information of the LGN business for the presented periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operations
Total revenues	$88	$199	$210	$387

Earnings (loss) from discontinued operations before income taxes	$(18)	$27	$(16)	$71
Income tax benefit (expense)	6	(17)	2	(24)
Equity in net earnings (loss) of associated companies — net of tax	—	—	—	1
Income attributable to noncontrolling interests	3	(2)	3	(18)

Net earnings (loss) from discontinued operations before disposal — net of taxes	$(9)	$8	$(11)	$30

Disposal
Gain on disposal before income taxes	$84	$—	$84	$—
Income tax benefit (expense)	(31)	—	(31)	—

Gain on disposal, net of taxes	$53	$—	$53	$—

Net earnings (loss) from discontinued operations — net of taxes	$44	$8	$42	$30

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

5. Reorganization Items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Professional fees (a)	$(43)	$(30)	$(81)	$(53)
Interest income (b)	3	4	7	10
Lease repudiation (c)	(3)	(1)	(3)	23
Employee incentive plans (d)	(12)	(13)	(21)	(17)
Penalties (e)	—	(9)	—	(14)
Post-retirement and post-employment plans (f)	(29)	—	6	—
Settlements (g)	—	—	(2)	—
Gain (loss) on deconsolidation (h)	8	—	(74)	—
Gain on divestitures (i)	225	—	865	—
Asset impairments (j)	(113)	—	(138)	—
NNUK pension guarantee (k)	(634)	—	(634)	—
EMEA deconsolidation adjustment (l)	(763)	—	(763)	—
Other (m)	(26)	(9)	(53)	(15)

Total reorganization items — net	$(1,387)	$(58)	$(891)	$(66)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes amounts related to the Settlement Agreement. See note 13.
(g)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities. See note 20 for further information on settlements.
(h)	Relates to deconsolidation of certain entities in connection with the Creditor Protection Proceedings.
(i)	Relates to the gains on various divestitures. See note 2.
(j)	Relates to impairments on certain long-lived assets. See note 8.
(k)	Relates to the NNUK pension guarantees. See note 14.
(l)	Relates to the change due to the deconsolidation of the Equity Investees and the application of the cost method of accounting. See notes 1, 18 and 22 for further information.
(m)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and foreign exchange.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel received $791 relating to reorganization items in the six months ended June 30, 2010, attributable to $881 received for various divestitures and $3 for interest income, partially offset by $77 paid for professional fees and $16 paid for employee incentive plans.

Nortel paid $25 relating to reorganization items in the six months ended June 30, 2009, attributable to $32 paid for professional fees, partially offset by $7 received in interest income.

6. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the condensed consolidated statements of operations and cash flows for three and six months ended June 30, 2010 and 2009, and the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

Condensed consolidated statements of operations

Other operating expense (income) — net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Royalty license income — net	$(3)	$—	$(6)	$(4)
Litigation charges (recovery) — net	—	—	(3)	—
Billings under transition services agreements	(92)	—	(149)	—
Other — net	(1)	8	2	1

Other operating expense (income) — net	$(96)	$8	$(156)	$(3)

Other income (expense) — net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gain (loss) on sale and impairment of investments	$8	$—	$8	$(1)
Rental income	16	—	29	—
Currency exchange gain (loss) — net	(44)	5	—	(32)
Other — net	(8)	1	(5)	(7)

Other income (expense) — net	$(28)	$6	$32	$(40)

Condensed consolidated balance sheets

Cash and cash equivalents:

Included in cash at June 30, 2010 and December 31, 2009 is $13 and $24, respectively, collected by Nortel on behalf of purchasers related to transferred receivables as part of the various divestitures.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Restricted cash:

Restricted cash includes, in part, $72 and nil as of June 30, 2010 and December 31, 2009, respectively, related to assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel. The employee benefit trust investments of $73 were classified as a long-term investment at December 31, 2009 and reclassified to restricted cash as of June 30, 2010 due to the sale and reinvestment of the proceeds into cash equivalents.

Accounts receivable — net:

	June 30, 2010	December 31, 2009
Trade receivables	$257	$593
Notes receivable	3	3
Contracts in process	5	45

	265	641
Less: provisions for doubtful accounts	(11)	(16)

Accounts receivable — net	$254	$625

Inventories — net:

	June 30, 2010	December 31, 2009
Raw materials	$31	$53
Work in process	3	2
Finished goods	96	157
Deferred costs	22	144

	152	356
Less: provision for inventories	(99)	(129)

Inventories and long-term deferred costs — net	53	227
Less: long-term deferred costs (a)	—	(44)

Inventories — net	$53	$183

(a)	Long-term portion of deferred costs is included in other assets.

At June 30, 2010 and December 31, 2009, inventory included approximately $69, of which a portion is included in assets held for sale, and $153, respectively, of gross inventory on consignment. See note 8.

Other current assets:

	June 30, 2010	December 31, 2009
Prepaid expenses	$35	$54
Income taxes recoverable	44	30
Current investments	26	10
Other	247	254

Other current assets	$352	$348

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Plant and equipment — net:

	June 30, 2010	December 31, 2009
Cost:
Buildings	$116	$686
Machinery and equipment	522	752
Assets under capital lease	75	153
Sale lease-back assets	49	49

	762	1,640

Less accumulated depreciation:
Buildings	(75)	(262)
Machinery and equipment	(421)	(586)
Assets under capital lease	(52)	(93)
Sale lease-back assets	(11)	(11)

	(559)	(952)

Plant and equipment — net	$203	$688

Intangible assets — net:

	June 30, 2010	December 31, 2009
Cost	$—	$103
Less: accumulated amortization	—	(52)

Intangible assets — net	$—	$51

Other assets:

	June 30, 2010	December 31, 2009
Long-term deferred costs	$—	$44
Long-term inventories	2	6
Debt issuance costs	43	49
Financial assets	47	49
Other	55	29

Other assets	$147	$177

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other accrued liabilities:

	June 30, 2010	December 31, 2009
Outsourcing and selling, general and administrative related provisions	$53	$67
Customer deposits	6	6
Product-related provisions	13	22
Warranty provisions (note 14)	2	58
Deferred revenue	41	138
Advance billings in excess of revenues recognized to date on contracts (a)	14	76
Miscellaneous taxes	2	8
Income taxes payable	40	41
Deferred income taxes	—	14
Tax uncertainties (note 12)	—	83
Other	56	147

Other accrued liabilities	$227	$660

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	June 30, 2010	December 31, 2009
Pension benefit liabilities	$—	$6
Post-employment and post-retirement benefit liabilities	7	8
Restructuring liabilities (notes 10 and 11)	4	4
Deferred revenue	—	71
Tax uncertainties (note 12)	17	89
Other long-term provisions	36	48

Other liabilities	$64	$226

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Condensed consolidated statements of cash flows

Change in operating assets and liabilities — net:

	Six Months Ended June 30,
	2010	2009
Accounts receivable — net	$221	$243
Inventories — net	36	66
Deferred costs	5	52
Income taxes	(67)	(8)
Accounts payable	(45)	48
Payroll, accrued and contractual liabilities	(34)	(51)
Deferred revenue	26	33
Advance billings in excess of revenues recognized to date on contracts	(71)	(78)
Restructuring liabilities	(13)	(21)
Other	(54)	(6)

Change in operating assets and liabilities (a)	$4	$278

(a)	The changes in liability amounts noted above include obligations that are subject to compromise.

Interest and taxes paid:

	Six Months Ended June 30,
	2010	2009
Cash interest paid	$4	$9
Cash taxes paid	$45	$4
Net payment (receipt) for reorganization items (note 5)	$(791)	$25

7. Goodwill

In the six months ended June 30, 2009, Nortel recorded $48 of impairment loss related to the NGS reporting unit prior to its reclassification to discontinued operations.

8. Assets and liabilities held for sale

As of June 30, 2010, Nortel had $232 of long-lived assets classified as held for sale as a result of reaching the appropriate stage in the various sales processes. During the three and six months ended June 30, 2010, Nortel recorded impairment charges of $113 and $138, respectively, as a result of the fair value less estimated costs to sell being less than the carrying value of those assets.

9. Segment information

Segment descriptions

In the first quarter of 2010, Nortel completed the sale of substantially all of the Optical Networking and Carrier Ethernet businesses to Ciena, which were included in the MEN segment, and the sale of substantially all

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

of the GSM/GSM-R business to Ericsson and Kapsch, which was included in the WN segment. In the second quarter of 2010, Nortel completed the sale of substantially all of the CVAS business to GENBAND, which was included in our CVAS segment, and the sale of NNL’s interest in LGN to Ericsson.

Prior to the quarter ended June 30, 2010, the LGN business was a reportable segment. As discussed in note 4, NNL completed the sale of its interest in LGN to Ericsson in the second quarter of 2010. The LGN financial results of operations have been classified as discontinued operations as of June 30, 2010 and, accordingly, are no longer presented as a segment.

As of June 30, 2010, Nortel’s three reportable segments were WN, CVAS and MEN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of June 30, 2010, WN includes the residual CDMA, and GSM businesses.

•

The CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers. As of June 30, 2010, CVAS includes the residual CVAS business.

•

The MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes Optical Networking, Carrier Ethernet switching, and multiservice switching (“MSS”) products and related services. As of June 30, 2010, MEN includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business.

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

In the first quarter of 2010, Nortel’s then Chief Restructuring Officer (“CRO”) (effective March 21, 2010 and for the remainder of the first quarter of 2010, the CRO’s title was changed to Special Advisor) and the President of NBS were both identified as Chief Operating Decision Makers in assessing the performance of and allocating resources to Nortel’s operating segments. The CRO was responsible for the remaining businesses and the President of NBS was responsible for the contracts included in operating segments that did not transfer to the purchasers of the divested businesses. As a result of the departure of the CRO, the Chief Strategy Officer and Business Unit President became the Chief Operating Decision Maker (“CODM”) in the second quarter of 2010 responsible for the remaining businesses, while the President of NBS continues to be the CODM responsible for the contracts included in operating segments that did not transfer, as noted above. In the second quarter 2010, the primary financial measure used by the CRO and the President of NBS was Management Operating Margin

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(“Management OM”). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. The financial information for Nortel’s business segments presented below includes the results of the Equity Investees as if they were consolidated, which is consistent with the way Nortel manages its business segments. However, as discussed in note 1, under U.S. GAAP, the Equity Investees are accounted for under the equity method of accounting as of the Petition Date until May 31, 2010. Commencing June 1, 2010, the EMEA Subsidiaries are accounted for by the cost method.

Segments

The following tables set forth information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment revenues
WN	$47	$757	$215	$1,325
CVAS	89	163	243	332
MEN	97	333	313	693

Total reportable segments	233	1,253	771	2,350
Other	4	3	8	5

Total segment revenues	237	1,256	779	2,355
Less: Equity Investees — equity method revenues	(63)	(247)	(243)	(492)
Less: Equity Investees — cost method revenues	(29)	—	(29)	—

Total consolidated revenues	$145	$1,009	$507	$1,863

Management OM
WN	$9	$220	$64	$280
CVAS	(33)	(7)	(41)	(25)
MEN	29	27	20	69

Total reportable segments	5	240	43	324
Other	(200)	(166)	(418)	(412)

Total Management OM	(195)	74	(375)	(88)

Impact of deconsolidation of Equity Investees	(45)	(79)	(74)	(154)
Amortization of intangible assets	—	(1)	—	(1)
Loss (gain) on sales of businesses and sales and impairments of assets	1	(16)	3	(16)
Other operating expense (income) — net	(96)	8	(156)	(3)

Operating earnings (loss)	(55)	162	(148)	86
Other income (expense) — net	(28)	6	32	(40)
Interest expense	(75)	(74)	(150)	(150)
Reorganization items — net	(1,387)	(58)	(891)	(66)
Income tax benefit (expense)	41	(17)	33	(13)
Equity in net gain (loss) of associated companies — net of tax	—	1	(1)	(1)
Equity in net loss of Equity Investees	(30)	(167)	(50)	(289)

Net loss from continuing operations	$(1,534)	$(147)	$(1,175)	$(473)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel had no customer that generated more than 10% of total consolidated revenues for the three months ended June 30, 2010. Nortel had one customer, AT&T that generated revenues of approximately 12% of total consolidated revenues for the six months ended June 30, 2010. For the three and six months ended June 30, 2009, Nortel had one customer, Verizon Communications Inc., that generated revenues of approximately 25% and 22%, respectively, of total consolidated revenues. Although these revenues were generated primarily within the WN segment, they were also from Nortel’s other reportable segments.

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

During the six months ended June 30, 2010, changes to the provision were as follows:

	November 2008 Restructuring Plan	2008 Restructuring plan	2007 Restructuring plan	2004 and 2001 Restructuring Plan	Total
Workforce Reduction
Provision balance as of December 31, 2009	$27	$18	$10	$—	$55
Revisions to prior accruals	(3)	(2)	—	—	(5)

Provision balance as of June 30, 2010	$24	$16	$10	$—	$50

Contract Settlement and lease costs
Provision balance as of December 31, 2009	$—	$4	$7	$17	$28
Current period charges	—	—	—	1	1
Revisions to prior accruals	—	—	(1)	—	(1)
Current period utilization	—	—	(1)	—	(1)

Provision balance as of June 30, 2010	$—	$4	$5	$18	$27

Total provision balance as of June 30, 2010 (a)	$24	$20	$15	$18	$77

(a)	As of June 30, 2010 and December 31, 2009, the short-term provision balances were $3 and $2, respectively, and the long-term provision balances were $2 and $4, respectively, and the liabilities subject to compromise balances were $72 and $76, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the three and six months ended June 30, 2010 and 2009 the charge (recovery) by profit and loss category was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$(1)	$—	$(1)	$(7)
Selling, general and administrative	(2)	—	(3)	(10)
Research and development	(1)	—	(1)	(3)
Reorganization items — lease repudiation	—	—	—	(34)
Other	—	(26)	—	(25)

Total charge (recovery) excluding discontinued operations	(4)	(26)	(5)	(79)
Discontinued operations	(2)	—	(2)	—

Total charge (recovery) including discontinued operations	$(6)	$(26)	$(7)	$(79)

The following table sets forth the charge (recovery) incurred for each of Nortel’s cost reduction plans by segment during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
WN	$(4)	$(17)	$(5)	$(45)
CVAS	—	(3)	—	(13)
MEN	—	(6)	—	(21)

Total charges	$(4)	$(26)	$(5)	$(79)

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Workforce Reduction Activities

On February 25, 2009, Nortel announced a workforce reduction plan to reduce its global workforce by approximately 5,000 net positions which, upon completion, was expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance classified as a liability subject to compromise. Included in these amounts are actions related to the Equity Investees (see note 22). On a consolidated basis, absent amounts related to the Equity Investees, the plan was expected to result in total charges to earnings of approximately $168 with expected and total cash outlays of approximately $77 with the balance classified as a liability subject to compromise.

Subsequent to the February 25, 2009 announcement, as Nortel continued to progress through the creditor protection proceedings additional workforce reductions were deemed necessary to achieve the broader cost reduction initiative. On a consolidated basis, absent amounts related to Equity Investees, the incremental workforce reductions were expected to result in charges to earnings and cash outlays of $176 and $89, respectively, with the balance being classified as subject to compromise.

On a consolidated basis, absent amounts related to the Equity Investees, Nortel completed all 2009 announced workforce reductions discussed above resulting in a net workforce reduction of 4,625 with charges to earnings and cash outlays of approximately $117 and $38, respectively, with the balance being classified as subject to compromise.

Three and six months ended June 30, 2010

In addition to the concluded 2009 workforce reduction plans discussed above, Nortel has continued workforce reduction initiatives during 2010. For the three and six months ended June 30, 2010, approximately $17 and $31, respectively, of the total charges relating to the net workforce reduction of 470 and 1,030 positions, respectively, were incurred. For the three and six months ended June 30, 2010, Nortel incurred workforce reduction recovery of nil and $2, respectively and charges of $3 and $65, respectively, for discontinued operations. As Nortel continues to progress through the Creditor Protection Proceedings, Nortel expects to incur charges and cash outlays related to workforce and other cost reduction strategies. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

During the six months ended June 30, 2010 changes to the provision balances were as follows:

Provision balance as of December 31, 2009	$70
Other charges	36
Revisions to prior accruals	(5)
Cash drawdowns	(9)
Foreign exchange and other adjustments	1

Provision balance as of June 30, 2010 (a)	$93

(a)	As of June 30, 2010, $91 was included in liabilities subject to compromise, the short-term provision balance was $2, and the long-term provision balance was nil.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the three and six months ended June 30, 2010 and 2009 workforce reduction charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$4	$7	$11	$20
SG&A	7	7	13	24
R&D	6	3	7	11
Other	—	—	—	—

Total workforce reduction charge	$17	$17	$31	$55

The following table sets forth charges incurred for workforce reductions by segment during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
WN	$2	$10	$3	$35
CVAS	14	5	21	16
MEN	1	2	7	4

Total charges	$17	$17	$31	$55

Other Cost Reduction Activities

During the three and six months ended June 30, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $3 and $6, respectively, which were recorded against SG&A and reorganization items. During the three and six months ended June 30, 2010, Nortel recorded plant and equipment write downs of nil and $11, respectively, against SG&A and reorganization items, and additional charges of $2 and $13, respectively, against reorganization items for lease repudiations and other contract settlements. As of June 30, 2010, Nortel’s real estate and other cost reduction balances were approximately $32, of which $29 is classified as subject to compromise.

12. Income taxes

During the six months ended June 30, 2010, Nortel recorded a tax recovery of $33 on loss from continuing operations before income taxes and equity in net loss of associated companies and Equity Investees of $1,157. The tax recovery of $33 is largely comprised of $9 of income taxes on current year profits in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $14 and the reversal of previously accrued income taxes and interest of $28.

During the six months ended June 30, 2009, Nortel recorded a tax expense of $13 on loss from continuing operations before income taxes and equity in net loss of associated companies and Equity Investees of $170. The tax expense of $13 was largely comprised of $6 of income taxes in profitable jurisdictions and the provision of $21 relating to uncertain tax positions. This was offset by revisions to prior year estimates of $14. Previously included in continuing operations, Nortel reallocated to discontinued operations tax expense of $6 relating to the accrual of the deferred tax liability associated with NNL’s investment in LGN.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

As of June 30, 2010, Nortel’s net deferred tax assets were $nil. In June 2009, Nortel concluded that the sale of Nortel’s remaining businesses was the best path forward. As described in note 2, Nortel disposed of substantially all of its CDMA business and LTE Access assets to Ericsson, its Packet Core Assets to Hitachi, substantially all of the assets of the ES business to Avaya, substantially all of the assets of the Optical Networking and Carrier Ethernet businesses to Ciena, substantially all of the assets of the GSM/GSM-R business to Ericsson and Kapsch and substantially all of the assets of the CVAS business to GENBAND. Nortel has entered into TSA with the buyers of these businesses and, as described in note 2, is in the process of selling its remaining businesses and assets. Certain of these dispositions have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. Although these additional dispositions are estimated to generate gains in 2010, due to the significant uncertainty concerning the forecasted income for 2010 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of any remaining transactions, this positive evidence does not outweigh the significant negative evidence that exists and therefore, Nortel continues to conclude that as at June 30, 2010 a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions.

At December 31, 2009, Nortel’s net deferred tax asset was $13, which included a net deferred tax asset of $20 in Korea, offset by a deferred tax liability of $7 associated with NNL’s investment in LGN. As at June 30, 2010, the net deferred tax assets decreased from $13 to $nil, mainly due the sale of the Company’s interest in the LGN joint venture.

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

Nortel had approximately $1,871 and $1,004 of total gross unrecognized tax benefits as of December 31, 2009 and June 30, 2010, respectively. As of June 30, 2010, of the total gross unrecognized tax benefits in its consolidated entities, $15 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The net decrease of $867 since December 31, 2009 resulted from $813 from the resolution and settlement of the 2001 through 2005 Advance Pricing Arrangements (“APA”) between Canada and the U.S, $37.5 from the settlement payment made to the IRS on February 22, 2010, $22, $8 and $6 from the deconsolidation of its Brazil entity, its Colombia entity and the LGN joint venture, respectively and by a decrease of $1 from changes to the measurement of existing uncertain tax positions for changes to foreign exchange rates and other measurement criteria. This was offset by an increase of $21 from adjustments to prior year uncertain tax positions, mainly attributable to the finalization of amended tax returns and filing positions in Canada.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2010, Nortel recognized approximately $2 related to interest, penalties and foreign exchange losses, which was offset by a decrease of $56, $13 and $2 for the deconsolidation of its Brazil entity, its Colombia entity and the LGN joint venture, respectively. Nortel had accrued approximately $10 and $79 for the payment of interest and penalties as of June 30, 2010 and December 31, 2009, respectively.

Nortel believes it is reasonably possible that $123 of its gross unrecognized tax benefit will decrease during the twelve months ending June 30, 2011 with such amounts attributable to possible decreases from the potential settlement of audit exposures of $120 in Canada and $3 in various jurisdictions.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel is subject to tax examinations in all major taxing jurisdictions in which it continues to operate and Nortel regularly assesses the status and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Other than the U.S., Nortel’s 2000 through 2009 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding APAs affecting these periods and ongoing audit activity. Specifically, the tax authorities in Canada are close to completing an audit in respect of non-refundable investment tax credits claimed by NNL in its 2002 tax year. It is expected that this audit will result in a substantial denial of NNL’s non-refundable investment tax credit claim and NNL has reduced its investment tax credit balance and related valuation allowance to reflect the more likely than not audit outcome. We are in the process of assessing the anticipated 2002 audit and the impact on future non-refundable investment tax credits. NNL has not decreased future period investment tax credit claims as a result of the 2002 tax audit. However, since these investment tax credits are not refundable, can only be applied against taxes payable and these balances have a full valuation allowance, any potential audit adjustments are not expected to result in any charge to tax expense. Nortel believes that it has adequately provided for other tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

Nortel had previously entered into APAs with the U.S. and Canadian taxation authorities in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the 2001 through 2005 taxation years (“2001-2005 APA”). In February 2010, Nortel and the U.S. and Canadian taxing authorities settled and executed the 2001-2005 APA resulting in a reallocation of losses from NNI to NNL in the amount of $2,000. The agreement between the tax authorities makes no mention of an appropriate transfer pricing method for the 2001-2005 APA. Nortel continues to apply the transfer pricing methodology proposed in the 2001-2005 APA requests to the other parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

Although Nortel continues to apply the transfer pricing methodology that was requested in the previously withdrawn 2007-2010 APA to the 2006 through to the 2008 taxation years, the ultimate outcome is uncertain and the ultimate reallocation of losses cannot be determined at this time. Other than in the U.S., there could be a further material shift in historical earnings between the above mentioned parties. If these matters are resolved unfavorably, they could have a material effect on Nortel’s consolidated financial position, results of operations and/or cash flows.

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

During the second quarter of 2010, NNL completed the process of amending a number of previously filed Canadian tax returns to reflect adjustments relating to various restatements of its financial statements and the 2001-2005 APA settlement described above. As a result of completing the filing these amended tax returns, NNL has released income tax liabilities in the amount of $28, mainly relating to previously accrued interest and other tax exposures that are no longer estimated to be payable due to the finalization of filing positions in the restated Canadian tax returns.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

13. Employee benefit plans

Plan Description

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans.

Nortel has defined contribution and investment programs available to substantially all of its North American employees. Additionally, Nortel has traditional defined benefit programs that are closed to new entrants. See below regarding the PBGC termination of the U.S. Retirement Income Plan on September 8, 2009. See note 2 regarding the transfer of administration of the Canadian registered defined benefit programs on September 30, 2010. Although these programs represent Nortel’s major retirement programs, Nortel also has smaller pension plan arrangements in other countries.

Nortel also provides other benefits, including post-retirement benefits and post-employment benefits. Employees previously enrolled in the capital accumulation and retirement programs offering post-retirement benefits are eligible for company sponsored post-retirement health care and/or death benefits, depending on age and/or years of service. See note 2 regarding the termination of the Canadian post-retirement benefits on December 31, 2010.

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

The PBGC has filed a proof of claim against NNI and each of the Debtors in the Chapter 11 Proceedings for the unfunded benefit liabilities of the Nortel Networks Retirement Income Plan, a defined benefit pension plan sponsored by NNI, (“U.S. Pension Plan”) in the amount of $546. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

certain Nortel entities not subject to the Creditor Protection Proceedings). Nortel has recorded a liability of $334 representing Nortel’s current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to these claims. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

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

As a result of the approved cessation of post-retirement benefit payments on December 31, 2010, Nortel recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (“ASC 715-60”), which required a derecognition of the liability and deferred actuarial gains totaling $432 in the first quarter of 2010 in reorganization items. Nortel has recorded in reorganization items a charge of $439 representing its current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years benefits they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

Impacts of workforce reductions and divestiture activities

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, Nortel remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the first quarter of 2010 in accordance with ASC 715-60. The curtailment and remeasurement impacts related to the Canadian post-retirement benefit obligations were recorded in addition to the Settlement Agreement impacts described above. Curtailment gains of $6 and $7 were recorded to the statement of operations in the U.S. and Canada, respectively. As a result of these remeasurements, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 5.9% from 6.0% at December 31, 2009. In addition as a result of the remeasurements, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of these adjustments was to decrease post-retirement liabilities by $3 and accumulated other comprehensive loss (before tax) by $3. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $15 and accumulated other comprehensive loss (before tax) by $18.

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, Nortel remeasured the post-retirement benefit obligation for the U.S. and recorded the impacts of this remeasurement in the second quarter of 2010 in accordance with ASC 715-60. A curtailment gain of $4 was recorded to the statement of operations in the U.S. in the second quarter of 2010. As a result of this remeasurement, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs for the U.S. This resulted in a change in the weighted average post-retirement discount rate to 5.4% from 5.9% at March 31, 2010. In addition, as a result of the remeasurement, Nortel was required to

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. The effect of these adjustments was to increase post-retirement liabilities by $5 and accumulated other comprehensive loss (before tax) by $9.

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

Pension and Post Retirement Benefits

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Pension expense:
Service cost	$3	$3	$6	$6
Interest cost	52	62	102	122
Expected return on plan assets	(38)	(59)	(76)	(116)
Amortization of prior service cost	1	1	1	1
Amortization of net losses (gains)	10	(1)	20	(1)
Curtailment, contractual and special termination losses (gains)	—	—	2	3
Settlement losses (gains)		1	(1)	2

Net pension expense	$28	$7	$54	$17

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Post-retirement benefit cost:
Service cost	$—	$1	$—	$2
Interest cost	3	9	11	17
Amortization of prior service cost	(1)	(3)	(2)	(5)
Amortization of net gains	—	(3)	(3)	(6)
Settlement gain	—	—	(68)	—
Curtailment gain	(4)	(13)	(381)	(13)

Net post-retirement benefit cost	$(2)	$(9)	$(443)	$(5)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

During the six months ended June 30, 2010 and 2009, contributions of $25 and $23, respectively, were made to the defined benefit plans and $19 and $19, respectively, to the post-retirement benefit plans. Nortel expects to contribute an additional $2 in 2010 to the defined benefit pension plans for a total contribution of $27, and an additional $25 in 2010 to the post-retirement benefit plans for a total contribution of $44.

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

The following table provides a summary of Nortel’s guarantees as of June 30, 2010:

	Carrying Amount of Liability	Maximum Potential Liability (n)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	8	8
Intellectual property indemnification obligations (c)	—	—
Lease agreements (d)	—	11
Receivable securitizations (e)	—	—
Other indemnification agreements
EDC Support Facility (f)	24	62
Specified price trade-in rights (g)	—	—
Global Class Action Settlement (h)	—	—
Sale lease-back (i)	—	4
Real estate indemnification (j)	—	—
Bankruptcy (k)	—	1
Real estate residual value guarantee (l)	21	21
UK Defined Benefit Plan guarantee (m)	651	651

Total	$705	$762

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(f)	Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC Support Facility. Approximately $24 has been paid out to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(g)	Nortel has identified specified price trade-in rights in certain customer arrangements that qualify as guarantees. These types of guarantees generally apply over a specified period of time and extend through to June 2010. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(h)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of June 30, 2010, Nortel has not made any significant payments to settle such obligations and does not expect to do so in the future.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(i)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(j)	On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain obligations that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(k)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(l)	On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.
(m)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has indemnified the trustees of the U.K. defined benefit pension plan on the insolvency of NNUK and consequent windup of such plan. Nortel has recorded liabilities of $501 and $150 for the Pension Guarantee and the insolvency guarantee, respectively, representing Nortel’s current best estimates of the expected allowed claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $755 and related to the insolvency guarantee of $150. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.
(n)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the condensed consolidated balance sheet as of June 30, 2010:

Balance as of December 31, 2009	$58
Payments	(18)
Warranties issued	17
Revisions	(36)
Included in business divestitures	(19)

Balance as of June 30, 2010	$2

15. Fair Value

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Long-term debt

Nortel’s publicly traded debt instruments are valued using quoted market prices and are classified as Level 1 in the fair value hierarchy. The carrying amount of Nortel’s publicly traded debt, which is included in liabilities subject to compromise, as at June 30, 2010 was $4,169.

The following table presents for each of the fair value hierarchy levels, the liabilities that are measurable at fair value on a recurring basis as of June 30, 2010:

	Fair Value	Level 1	Level 2	Level 3
Liabilities
Long-term debt	$3,177	$3,177	$—	$—

Total liabilities	$3,177	$3,177	$—	$—

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	June 30, 2010	December 31, 2009
Bid and performance-related bonds (a)	$29	$31
Other bonds (b)	1	19

Total bid, performance-related and other bonds	$30	$50

(a)	Net of restricted cash and cash equivalent amounts of $7 and $17 as of June 30, 2010 and December 31, 2009, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $17 and $16 as of June 30, 2010 and December 31, 2009, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $9 as of June 30, 2010. These commitments expire at various dates through to 2017.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

17. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted loss per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (a)	2009 (a)	2010 (a)	2009 (a)
	(Number of common shares in millions)
Net loss from continuing operations	$(1,539)	$(155)	$(1,182)	$(487)
Net earnings (loss) from discontinued operations	35	(119)	33	(294)

Net loss attributable to Nortel Networks Corporation	$(1,504)	$(274)	$(1,149)	$(781)
Basic weighted-average shares outstanding:
Issued and outstanding	499	499	499	499
Basic weighted-average shares outstanding	499	499	499	499
Weighted-average shares dilution adjustments:
Stock options and other share-based awards	—	—	—	—
1.75% Convertible Senior Notes	—	—	—	—
2.125% Convertible Senior Notes	—	—	—	—

Diluted weighted-average shares outstanding	499	499	499	499

Weighted-average shares dilution adjustments — exclusions:
Stock options and other share-based awards	—	—	—	12
4.25% Convertible Senior Notes	—	—	—	—
1.75% Convertible Senior Notes	18	18	18	18
2.125% Convertible Senior Notes	18	18	18	18
Basic loss per common share:
from continuing operations	$(3.09)	$(0.31)	$(2.37)	$(0.98)

from discontinued operations	$0.07	$(0.24)	$0.07	$(0.59)

Diluted loss per common share:
from continuing operations	$(3.09)	$(0.31)	$(2.37)	$(0.98)

from discontinued operations	$0.07	$(0.24)	$0.07	$(0.59)

(a)	As a result of the net loss for the three and six months ended June 30, 2010 and 2009, all potential dilutive securities in these periods are considered anti-dilutive.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

18. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the six months ended June 30, 2010:

	NNC Common Shares	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2009	$35,604	$3,623	$(41,876)	$(1,124)	$729	$(3,044)
Impact of Equity Investees	—	—	—	59	1	60
Net income (loss)	—	—	(1,149)	—	4	(1,145)
Impact of deconsolidated subsidiaries	—	—	—	967	—	967
Capital repayment by LGN	—	—	—	—	(80)	(80)
Dividend payment	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	126	(8)	118
Unrealized loss on investments — net	—	—	—	(21)	—	(21)
Unamortized pension and post-retirement actuarial losses and prior service cost — net (a)	—	—	—	(84)	—	(84)
Other	—	(27)	—	(2)	(25)	(54)

Balance as of June 30, 2010	$35,604	$3,596	$(43,025)	$(79)	$614	$(3,290)

(a)	This amount includes settlement and curtailment amounts for Canadian PRB.

The following are the components of comprehensive income (loss), net of tax, for the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings (loss) including noncontrolling interests	$(1,502)	$(264)	$(1,145)	$(749)
Other comprehensive loss adjustments:
Impact of Equity Investees	23	(11)	60	(105)
Impact of deconsolidated subsidiaries	967	—	967	—
Change in foreign currency translation adjustment	102	(20)	118	(38)
Unrealized loss on investments — net (a)	(15)	5	(21)	3
Unamortized pension and post-retirement actuarial losses and prior service cost — net	(1)	(21)	(84)	(25)

Comprehensive loss including noncontrolling interests	(426)	(311)	(105)	(914)
Comprehensive income attributable to noncontrolling interests	12	(18)	3	(30)

Comprehensive loss attributable to Nortel Networks Corporation	$(414)	$(329)	$(102)	$(944)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax of nil for the three and six months ended June 30, 2010 and 2009, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

19. Share-based compensation plans

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated, the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated and the Nortel Networks Corporation 2000 Stock Option Plan) and certain equity-based compensation plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)), whether vested or unvested, which include stock options, SARs, RSUs and PSUs granted to employees of the Equity Investees. As at December 31, 2009, all share-based compensation instruments were forfeited and/or cancelled. As at June 30, 2010, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. As a result of the cancellation and expiration of the plans in 2009, no related share-based compensation expenses were recognized in 2010.

Share-based compensation

The following table provides the share-based compensation expense for the three and six months ended June 30, 2009:

	Three Months Ended June 30	Six Months Ended June 30
Share-based compensation expense:
DSUs (a)	$—	$—
Options	—	44
RSUs (a)	—	34
PSU — rTSRs	—	7
PSU — Management OMs	—	1

Total share-based compensation expense reported — net of tax (b)	$—	$86	(c)

(a)	Compensation related to employer portion of RSUs and DSUs was net of tax of nil in each period.
(b)	Includes nil and $13 recorded in discontinued operations for the three and six months ended June 30, 2009, respectively.
(c)	Represents consolidated expense and excludes $15 related to the Equity Investees. See note 22.

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

unsecured claims and will be classified as liabilities subject to compromise. ASC 854 requires pre-petition liabilities of the debtor that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts.

Nortel has accounted for its Equity Investees under the equity method of accounting from the Petition Date to May 31, 2010. Therefore, the liabilities of the Equity Investees that are subject to compromise are not included in the consolidated results.

Liabilities subject to compromise consist of the following:

	June 30, 2010	December 31, 2009
Trade and other accounts payable	$426	$207
Restructuring liabilities	191	163
Long-term debt	4,247	4,306
Notes payable	170	—
Pension obligations	1,355	1,335
Postretirement obligations other than pensions	841	794
Other accrued liabilities	1,292	489
Other	67	64

Total liabilities subject to compromise	$8,589	$7,358

As at June 30, 2010, the Canadian Debtors and U.S. Debtors have received approximately 8,272 claims asserting approximately $36,169 in aggregate outstanding liquidated claims. Some of these claims are unliquidated, including NNUK’s unliquidated claims with respect to the Pension Guarantee (see note 2), and are therefore not reflected in the aggregate asserted claim amount above. This amount excludes the value of claims that have been withdrawn, expunged, or disallowed by the courts as of June 30, 2010. The Canadian Debtors and U.S. Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors and U.S. Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors and U.S. Debtors of filed proofs of claim.

Although the Canadian Debtors and U.S. Debtors have and may continue to object to various court filings made throughout the Creditor Protection Proceedings, as at June 30, 2010, 1,130 claims, including the IRS claim, had been objected to by the U.S. Debtors; however, as discussed in note 12, the IRS Claim has been withdrawn. As at June 30, 2010, objections to two claims were withdrawn and the courts entered orders disallowing 1,128 claims. As discussed in note 2 in connection with the FCFSA, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063, which claim will not be subject to any offset. Although the Canadian Court and U.S. Court have established bar dates, subject to exceptions, by which certain proofs of claim against the relevant Canadian Debtors and U.S. Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims are and may be permitted. In addition, the Canadian Debtors and U.S. Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. See note 2 for additional information on the claims processes.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Since the Petition Date, Nortel has and may continue to enter into court-approved and other agreements relating to settlement of certain pre-Petition Date claim amounts. As at June 30, 2010, the Canadian Debtors and U.S. Debtors have agreed to net payments and forgiveness of accounts receivables in certain circumstances of approximately $128 in the aggregate relating to certain asserted pre-Petition Date claims and related liabilities, subject to adjustment in certain circumstances and excluding liabilities Nortel is required to satisfy pursuant to local legislation and amounts Nortel has agreed to pay pursuant to the IFSA and the FCFSA. These agreements may also include the release of other disputed and unliquidated amounts as well as certain post-Petition Date claim amounts.

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

Transactions with related parties for the three and six months ended June 30 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
LGE (a)	$3	$3	$6	$6
Vertical Communications, Inc. (“Vertical”) (b)	2	2	6	5
Other	3	16	5	17

Total	$8	$21	$17	$28

Purchases:
LGE (a)	20	22	42	39
GNTEL Co., Ltd. (“GNTEL”) (c)	6	11	18	24
Other	3	2	6	7

Total	$29	$35	$66	$70

(a)	LGE holds a noncontrolling interest in LGN. Nortel’s sales and purchases to the date of the sale of its interest in LGN relate primarily to certain inventory-related items. As of December 31, 2009, accounts payable to LGE was $38.
(b)	LGN currently owns a noncontrolling interest in Vertical. Vertical supports LGN’s efforts to distribute Nortel’s products to the North American market.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(c)	Nortel held a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of December 31, 2009, accounts payable to GNTEL was nil.

Nortel made capital repayments of $80 and $29 to LGE during the three months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and December 31, 2009, accounts receivable from related parties were $1 and $8, respectively. As of June 30, 2010 and December 31, 2009, accounts payable to related parties were $1 and $40, respectively.

Transactions with the Equity Investees are also considered related party transactions prior to June 1, 2010. See note 22 for information on related party transactions involving the Equity Investees.

22. Investment in Equity Investees

As discussed in note 1, Nortel accounted for its interest in the Equity Investees under the equity method of accounting in accordance with ASC 323, from the Petition Date to May 31, 2010. The Equity Investees include the EMEA Subsidiaries as well as their subsidiaries, which include certain entities in EMEA as well as certain entities in Australia. Only certain of the entities included in the Equity Investees have filed for creditor protection at June 30, 2010. Under the equity method of accounting, Nortel recorded its initial investments at their estimated fair value as of the Petition Date, being the date the entities that comprise the Equity Investees were deconsolidated by Nortel. Nortel has subsequently recognized its interests in the losses and capital transactions of the Equity Investees and has given effect to the elimination of unrealized intercompany profits and losses arising from transactions between Nortel and its consolidated subsidiaries and entities that comprise the Equity Investees.

At March 31, 2010, Nortel’s net investment in the Equity Investees was in a net liability position. Until May 31, 2010, in accordance with ASC 323, Nortel had continued to recognize losses in excess of its net investment in the Equity Investees as it had been concluded that it was committed to provide support to the investees. On commencement of the application of the cost method; however, Nortel concluded that this was no longer applicable and has recognized a loss which is classified in reorganization items (see note 5) for the net impact of the cessation of equity accounting, reflecting the net carrying value of the investments. This loss is presented separately from the recognition of NNL’s estimated obligations under guarantees it has provided for the previously equity accounted for investees.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table summarizes financial information for the Equity Investees operations for the 2010 and 2009 periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (a)	2009	2010 (a)	2009
Revenues from continued operations	$63	$247	$243	$492
Revenues from discontinued operations	2	128	4	251

Total revenues	$65	$375	$247	$743

Gross profit	9	95	49	197
Selling, general and adminstrative expense	45	137	116	270
Research and development expense	1	38	8	65
Reorganization items	8	36	13	81
Investments and other (income) expense	(24)	19	(44)	34
Other	9	32	6	36

Net loss	$(30)	$(167)	$(50)	$(289)

(a)	The 2010 results only include the two and five months ended May 31 as the Equity Investees are accounted for under the cost method effective June 1, 2010.

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

The PPF assessment process can take up to two years, or longer, and will result in the PPF deciding whether it needs to take on the U.K. defined benefit pension plan or whether there are sufficient assets to secure equivalent or greater than PPF benefits through a “buy out” with an insurance company. If the PPF decides it needs to take on the U.K. defined benefit pension plan, the expected claim amount will be significantly more than the carrying amount of the liability. See note 14 for discussion of Nortel’s guarantees in relation to the U.K. defined benefit pension plan.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Pension expense for the Equity Investees for the six months ended June 30, 2010 and 2009 was $54 and $59, respectively. During the six months ended June 30, 2010 and 2009, contributions of $4 and $33, respectively, were made to the defined benefit plans in the Equity Investees. The 2010 results only include the two and five months ended May 31 as the Equity Investees are accounted for under the cost method effective June 1, 2010. Nortel expects to contribute an additional $3 in 2010 to the defined benefit pension plans in the Equity Investees for a total contribution of $7.

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

Reorganization items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the 2010 and 2009 periods related to the Equity Investees consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (a)	2009	2010 (a)	2009
Professional fees	$(12)	$(34)	$(39)	$(68)
Interest income	1	1	2	3
Lease repudiation	—	4	—	2
Employee incentive plans	(2)	(4)	(9)	(6)
Penalties	—	—	—	(8)
Settlements	—	—	(3)	—
Gain on divestitures	7	—	28	—
Other	(2)	(3)	8	(4)

Total reorganization items — net	$(8)	$(36)	$(13)	$(81)

(a)	The 2010 results only include the two and five months ended June 30 as the Equity Investees are accounted for under the cost method effective June 1, 2010.

Related party transactions

In the ordinary course of business, Nortel engages in transactions with the Equity Investees. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts. All material transactions between Nortel and the Equity Investees to May 31, 2010 have been eliminated in Nortel’s condensed consolidated financial statements.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The Equity Investees related party transactions with Nortel for the 2010 and 2009 periods consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (a)	2009	2010 (a)	2009
Sales	$4	$39	$21	$52
Purchases	10	56	46	102

(a)	The 2010 results only include the two and five months ended June 30 as the Equity Investees are accounted for under the cost method effective June 1, 2010.

As of June 1, 2010, the Equity Investees are being accounted for under the cost method; therefore, there are no related party balances as of June 30, 2010. As of December 31, 2009, accounts receivable and accounts payable were $56 and $405, respectively.

23. Contingencies

Creditor Protection Proceedings

As discussed in note 2, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. More recently, one of our French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and NNCI filed a voluntary petition for relief under Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

Pension Benefit Guaranty Corporation Complaint

The PBGC has filed a proof of claim against NNI and each of the U.S. Debtors for the unfunded benefit liabilities of the U.S. Pension Plan in the amount of $546. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). See note 13.

The Pensions Regulator “Warning Notice”

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,200 as at January 2009. In January 2010, The Pensions Regulator, purporting to act under The Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI as targets of a procedure before the determination panel of the Pensions Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending. On August 5, 2010, a U.S. Magistrate Judge issued a report and recommendation that the order of the U.S. Court be affirmed. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of The Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the determinations panel of The Pension Regulator issued a determinations notice indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On July 23, 2010, certain Nortel entities filed an appeal of the determinations notice with the U.K. appeal tribunal. As a result, as of the date hereof, no FSD has been issued. Nortel is of the view that the determinations notice and any FSD are null and void given the court decisions noted above.

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

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except as otherwise described herein, Nortel intends to defend the above actions, suits, claims and proceedings in which it is a defendant, litigating or settling cases where in management’s judgment it would be in the best interest of stakeholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of June 30, 2010, the accruals on the condensed consolidated balance sheet for environmental matters were $9. Based on information available as of June 30, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at six sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $9. At one additional site an agreement has been reached to settle obligations via the claims process. The amount is not material.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at two Superfund sites in the U.S. At both of the Superfund sites, Nortel is considered a de minimis potentially responsible party. A potentially responsible party within the meaning of CERCLA is generally considered to be a major contributor to the total hazardous waste at a Superfund site (typically 1% or more, depending on the circumstances). A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of Nortel’s share of the anticipated remediation costs associated with such Superfund sites is expected to be de minimis and is included in the environmental accruals of $9 referred to above. At one additional Superfund site an agreement has been reached to settle obligations via the claims process. The amount is not material.

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

24. Subsequent events

In addition to the events identified in notes 1 and 2, the Company has evaluated subsequent events through the filing date and determined that no other significant events occurred which require disclosure.

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

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere herein as well as our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In recent years, we took a wide range of steps to attempt to address these issues, including a series of restructurings that reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. These restructuring measures, however, did not provide adequate relief from the significant pressures we were experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and prolonged recessionary period compounded the situation.

In addition, we made significant cash payments related to our restructuring programs, the Global Class Action Settlement (as defined in the Legal Proceedings section of our 2009 Annual Report), debt servicing costs and pension plans over the past several years. Due to the adverse conditions in the financial markets globally, the value of the assets held in our pension plans declined significantly resulting in significant increases to pension plan liabilities that could have resulted in a significant increase in future pension plan contributions. It became increasingly clear that the struggle to reduce operating costs during a time of decreased customer spending and massive global economic uncertainty was putting substantial pressure on our liquidity position globally, particularly in North America.

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

On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. To date, we have completed a number of divestitures including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components (Packet Core Assets) to Hitachi, Ltd. (Hitachi); (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd. (Radware); (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corp. (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); and (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)). In addition, NNL completed the sale of its 50% plus 1 share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc. (LGE), to Ericsson.

Throughout the creditor protection process we have worked with our advisors and stakeholders to conduct the sales of businesses and assets and other restructuring matters in a fair, efficient and responsible manner in order to maximize value for our creditors, and in almost all matters, resolution has been reached on a consensual basis. These activities have been and continue to be monitored closely by the courts, the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer (as defined below), the U.S. Creditors’ Committee, the Bondholder Group, each as defined below, and other creditor groups.

Since determining in June 2009 that selling our businesses was the best path forward, approximately $3,176 in net proceeds have been generated through the completed sales of businesses. To date, auctions for sale of four businesses have yielded $1,200 more in proceeds than initially set out in ‘stalking horse’ sale agreements. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Through the sales completed or announced to date, we have preserved 13,000 jobs for our employees with the purchasers of these businesses.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (NBS) was established in 2009 to provide global transitional services to purchasers of our businesses, in fulfillment of contractual obligations under transition services agreements (TSAs) entered into in connection with the sales of our businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology, R&D, human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of up to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of our accounts receivable, inventory and real estate assets, independent of the TSAs.

A core corporate group (Corporate Group) was also established in 2009 and is currently focused on a number of key actions, including the sale of remaining businesses and assets, as well as exploring strategic alternatives to maximize the value of our intellectual property. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the Creditor Protection proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to our affiliates around the world while completing the orderly wind down of the remaining operations.

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

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (Initial Order) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to October 29, 2010 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the Initial Order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (Canadian Monitor). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings. On August 14, 2009, the Canadian Court approved an order that permits the Canadian Monitor to take on an enhanced role with respect to the oversight of the business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings. On May 27, 2009 and July 22, 2009, representative counsel was appointed on behalf of the former employees of the Canadian Debtors and on behalf of the continuing employees of the Canadian Debtors, respectively (Representative Counsel). Our management and the Canadian Monitor meet regularly with Representative Counsel to provide status updates and share information with them that has been shared with the representatives of other major stakeholders.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until

October 29, 2010, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

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

On December 8, 2009, we announced that NNI had entered into an agreement with John Ray for his appointment as principal officer of each of the U.S. Debtors (U.S. Principal Officer) and to work with Nortel management, the Canadian Monitor, the U.K. Administrators and various retained advisors, in providing oversight of the conduct of the businesses of the U.S. Debtors in relation to various matters in connection with the Chapter 11 Proceedings. This appointment was approved by the U.S. Court on January 6, 2010.

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and long-term disability benefits effective as of August 31, 2010. The U.S. Debtors filed a notice of withdrawal of this motion with the U.S. Bankruptcy Court on July 16, 2010. It is possible that the U.S. Debtors will seek modification or termination of some or all of these benefits at a later time.

On July 12, 2010, the U.S. Debtors filed their proposed plan of reorganization (the Plan) under Chapter 11 with the U.S. Court. Pursuant to the Plan, each U.S. Debtor will either be reorganized to the extent the U.S. Debtors determine it is necessary or beneficial to do so for the purpose of fulfilling its obligations under the asset sale agreements and TSAs, selling or otherwise disposing of its assets and fulfilling its obligations under the Plan, or will be liquidated. The U.S. Debtors have requested that their time to file a disclosure statement for the Plan be extended through September 3, 2010. The effectiveness of the Plan and the U.S. Debtors’ exit of the Chapter 11 Proceedings is subject to several conditions, including the filing and U.S. Court approval of a disclosure statement, obtaining the requisite number of votes in favor of the Plan from the solicited creditors of each U.S. Debtor, confirmation of the Plan by order of the U.S. Court and the satisfaction of other conditions precedent.

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

Certain of our Israeli subsidiaries (Israeli Debtors) have commenced separate creditor protection proceedings in Israel (Israeli Administration Proceedings). On January 19, 2009, an Israeli court (Israeli Court) appointed administrators over the Israeli Debtors (Israeli Administrators). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. Under Israeli law, the Israeli Administration Proceedings are usually ended with either a scheme of arrangement, which returns an Israeli debtor to solvency, or a liquidation. On November 24, 2009, the Israeli Court approved a scheme of arrangement for the Israeli Debtors but resolved in subsequent applications to extend the appointment of the Israeli Administrators with respect to the Israeli Debtors and provide the Israeli Administrators with the same scope of responsibilities and authorities granted to them under the stay of proceedings order.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (French Court) ordered the commencement of secondary proceedings in respect of NNSA. The French Secondary Proceedings consist of liquidation proceedings during which NNSA continued to operate as a going concern for an initial period of three months. On August 20, 2009, the French Court extended the French Secondary Proceedings until November 28, 2009. In accordance with the EC Regulation, the U.K. Administration Proceedings remain the main proceedings in respect of NNSA although a French administrator (French Administrator) and a French liquidator (French Liquidator) have been appointed and are in charge of the day-to-day affairs and continuing business of NNSA in France. On February 16, 2010, the French Court approved an order to suspend the liquidation operations relating to the sale of the assets and/or businesses of NNSA until the earlier of May 31, 2010 or the filing by Kapsch with the French Court of a letter stating that its bid for the GSM/GSM-R assets of NNSA was unconditional. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator. On March 25, 2010, the French Court lifted the suspension of the liquidation operations and, following the approval by the French Court on March 30, 2010 of the offer submitted by Kapsch to acquire the GSM/GSM-R assets of NNSA, NNSA was authorized to continue its business operations until May 7, 2010. As of May 7, 2010, NNSA was no longer authorized to continue its business operations and the liquidation proceedings are ongoing.

Significant Business Divestitures

CDMA and LTE Access Assets

On June 19, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI, had entered into a “stalking horse” asset sale agreement with Nokia Siemens Networks B.V. (NSN) for the planned sale of substantially all of our CDMA business and LTE Access assets for $650. This sale required a court-approved bidding process, known as a “stalking horse” or 363 Sale under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court in late June 2009. Competing bids were required to be submitted by July 21, 2009 and an auction with the qualified bidders was completed on July 24, 2009. Ericsson emerged as the successful bidder for a purchase price of $1,130, subject to certain post closing purchase price adjustments. The purchase price has been finalized for a purchase price adjustment of $1. We obtained U.S. Court and Canadian Court approvals for the sale to Ericsson on July 28, 2009. On November 13, 2009, we announced that following satisfaction of all closing conditions, the sale had concluded. Approximately 2,500 Nortel employees received offers of employment from Ericsson. In connection with this transaction, NNL and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to NSN.

Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the CDMA business and LTE Access assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the CDMA business and LTE Access assets was recognized as part of reorganization items in the fourth quarter of fiscal 2009. The related CDMA and LTE Access financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Packet Core Assets

On September 21, 2009, we announced that we planned to sell, by “open auction”, the Packet Core Assets of our WN business. The Packet Core Assets consist of software to support the transfer of data over existing wireless networks and the next generation of wireless communications technology including relevant non-patent intellectual property, equipment and other related tangible assets, as well as a non-exclusive license of certain relevant patents and other intellectual property. The Packet Core Assets exclude legacy packet core components for our GSM and Universal Mobile Telecommunications System (UMTS) businesses. On October 25, 2009, in accordance with court approved procedures, our principal operating subsidiary, NNL, and NNI, entered into an agreement with Hitachi for the sale of our Packet Core Assets for a purchase price of $10. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. On December 8, 2009, we announced that following satisfaction of all closing conditions, the sale was concluded. A gain on disposal of the Packet Core Assets was recognized as part of reorganization items in the fourth quarter of fiscal 2009. The related Packet Core financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

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

Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the ES business and NGS assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the ES business and NGS was recognized in the fourth quarter of fiscal 2009. The related ES business and NGS financial results of operations have been classified as discontinued operations for all periods presented as they met the definition of a component of an entity as required under U.S. GAAP. For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

Optical Networking and Carrier Ethernet Businesses

On October 7, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with Ciena for our North American, CALA and

Asian Optical Networking and Carrier Ethernet businesses, and an asset sale agreement with Ciena for the EMEA portion of our Optical Networking and Carrier Ethernet businesses for a purchase price of $390 in cash, and 10 million shares of Ciena common stock. These agreements include the planned sale of substantially all the assets of our Optical Networking and Carrier Ethernet businesses globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were ultimately required to be submitted by November 17, 2009. On November 22, 2009, in accordance with court approved procedures, we concluded an auction for the sale of these assets to Ciena, who emerged as the successful bidder, agreeing to pay $530 in cash, subject to certain post closing purchase price adjustments, plus $239 principal amount of Ciena convertible notes due June 2017. At a joint hearing on December 2, 2009, we obtained U.S. Court and Canadian Court approvals for the sale to Ciena. On March 19, 2010, we announced that we had completed the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena and that Ciena had elected, as permitted by the terms of the sale, to replace the $239 principal amount of convertible notes with cash consideration of $244, and thus pay an all cash purchase price of approximately $774. The purchase price was reduced at closing for a working capital adjustment of approximately $62. The purchase price has been finalized and the sales proceeds were subject to a further working capital downward adjustment of $19 in the second quarter of 2010.

The related Optical Networking and Carrier Ethernet businesses assets and liabilities were classified as held for sale beginning in the fourth quarter of 2009. We determined that the fair value less estimated costs to sell exceeded the carrying value of the Optical Networking and Carrier Ethernet businesses assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the Optical Networking and Carrier Ethernet businesses assets and liabilities has been recognized as part of reorganization items in the first quarter of 2010. The related Optical Networking and Carrier Ethernet businesses’ financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

GSM/GSM-R Business

On September 30, 2009, we announced that we planned to sell by “open auction” substantially all of the assets of our global GSM/GSM-R business. The sale included the transfer of specified patents predominantly used in the GSM business and the grant of non-exclusive licenses of other relevant patents. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were required to be submitted by November 16, 2009. An auction with the qualified bidders concluded on November 24, 2009, with Ericsson and Kapsch emerging as the successful bidders for the sale of these assets for a total purchase price of $103 in cash, subject to certain post closing purchase price adjustments. On November 18, 2009, Kapsch filed its bid for the GSM/GSM-R assets of NNSA with the French Administrator and the French Liquidator. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator and the French Court approved the sale to Kapsch on March 30, 2010. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson and Kapsch on December 2, 2009. On March 31, 2010, we announced that we had completed the sale of substantially all of the assets of our global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The purchase price with respect to the sale to Ericsson has been finalized and the sales proceeds were subject to a further working capital downward adjustment of $6 in the second quarter of 2010. The purchase price with respect to the sale to Kapsch is also subject to a further working capital adjustment pending finalization between the parties.

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

CVAS Business

On December 23, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with GENBAND for our North American, CALA and Asian CVAS business, and an asset sale agreement with GENBAND for the EMEA portion of CVAS business for a purchase price of $282, subject to balance sheet and other adjustments estimated at the time at approximately $100, resulting in estimated net proceeds of approximately $182. These agreements include the planned sale of substantially all the assets of the CVAS business globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the Canadian Court on January 6, 2010 and the U.S. Court on January 8, 2010. Competing bids were required to be submitted by February 23, 2010. No bids were received prior to the bid deadline. On February 24, 2010, we announced that we would not proceed to auction and would work towards closing the asset sale agreements with GENBAND. At a joint hearing on March 3, 2010, Nortel obtained U.S. Court and Canadian Court approval of the sale to GENBAND. On May 28, 2010, we announced that we had completed the sale of substantially all of the assets of the CVAS business to GENBAND.

The related CVAS business assets and liabilities were classified as held for sale beginning in the first quarter of 2010. We determined that the fair value less estimated costs to sell exceeded the carrying value of the CVAS business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. A gain on disposal of the CVAS business assets and liabilities has been recognized as part of reorganization items in the second quarter of 2010. The related CVAS business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

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

At the same time, NNL entered into a termination agreement with LGE, whereby the joint venture between LGE and NNL would terminate upon the share purchase by Ericsson being completed. Pursuant to this termination agreement LGE agreed to waive certain rights it has vis-à-vis the sale of NNL’s shares in LGN. In addition, certain Nortel ancillary agreements were terminated or amended and certain LGE ancillary agreements were terminated.

On June 29, 2010, we announced that NNL had completed the sale of its 50% plus one share interest in LGN to Ericsson.

In addition to the sale proceeds, prior to closing, NNL received approximately 50% of a capital reduction paid out by LGN to its shareholders, NNL and LGE, in the amount of 200 billion Korean Won (approximately CAD $181). NNL received CAD $83, net of withholding taxes.

The related financial results of operations of LGN have been classified as discontinued operations for all periods presented beginning in the second quarter of 2010 as they met the definition of a component of an entity as required under U.S. GAAP. For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements. A gain on disposal related to the sale of NNL’s interest in LGN has been recognized as part of discontinued operations in the second quarter of 2010.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things: (i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are expected to materially change, the purchase price associated with the divestitures discussed above, other than as noted above. We have finalized the purchase price with respect to the sales of our CDMA business and LTE Access assets, and Optical Networking and Carrier Ethernet businesses.

Transition Services Agreements

We have entered into TSAs in connection with certain of the completed divestitures discussed above. We are contractually obligated under such TSAs to provide transition services to certain purchasers of our businesses and assets, such as IT, order management, supply chain, service and technical support, finance, certain back office and legal services. We have, subject to certain limitations, agreed to indemnify purchasers for losses in connection with a breach of our obligations under the TSAs or for certain other claims or losses that might arise under the TSAs. We receive income from the TSAs, which is reported in our financial statements under “Billings under transition services agreements”.

In connection with the sale of substantially all of our CDMA business and LTE Access assets in 2009, we entered into a TSA with Ericsson pursuant to which we agreed to provide certain transition services for a period of up to 24 months after closing of the transaction.

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

In connection with the sale of substantially all of our CVAS business, we entered into a TSA with GENBAND pursuant to which we agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

Further Divestitures

The Creditor Protection Proceedings may result in additional sales or divestitures; however, we can provide no assurance we will be able to complete any further sale or divestiture on acceptable terms or at all. On February 18, 2009, the U.S. Court approved procedures for the sale or abandonment by the U.S. Debtors of assets with a de minimis value. The Canadian Debtors can generally take similar actions with the approval of the Canadian Monitor. In France, the French Administrator and French Liquidator have the ability to deal with assets of de minimis value in a similar way under statute. There is no formal concept of “abandonment of assets with a de minimis value” in the U.K. Administration Proceedings, although the U.K. Administrators will ordinarily not take any steps to deal with assets where there is no benefit to creditors in them doing so. As Nortel continues to advance in discussions to sell its other businesses, it will consult with the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group and other stakeholders as appropriate (including the French Administrator, the French Liquidator and the Israeli Administrators as necessary), and any proposed divestiture may be subject to the approval of affected stakeholders and the relevant courts. There can be no assurance that any further proposed sale or divestiture will be developed, confirmed or approved, where required, by any of the relevant courts or affected stakeholders.

Liquidation of Subsidiaries

With the completed sales of substantially all of our businesses, we are focused on maximizing proceeds and cash flows with respect to remaining assets. This includes the winding up of our remaining operations and subsidiaries globally, which can involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Events may impact when, and if, an entity is deemed to be in liquidation including local statutory requirements and court approvals. As such approvals and events occur, we will evaluate whether a change in basis of accounting is appropriate, and in all such cases, we will assess the carrying values of those entities’ assets when it appears likely entities will be approved for liquidation. Generally, we expect that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity on a cost investment basis. We recorded a gain of $8 and a loss of $74 for the three and six months ended June 30, 2010, respectively, related to two entities in the CALA region, which are included in reorganization items. Subsequent to June 30, 2010, events have occurred resulting in certain additional entities being placed in liquidation or pending approval to be liquidated. See note 5 of the accompanying unaudited condensed consolidated financial statements for additional information about reorganization items.

Divestiture Proceeds Received

As at June 30, 2010, of the approximately $3,176 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,083 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$908 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$616 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of our North American GSM business;

(g)	$21 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$155 from the sale of substantially all of our CVAS business;

(i)	$214 from the sale of NNL’s 50% plus one share interest in LGN; and

(j)	$4 from the sale of various Nortel business assets.

The accompanying unaudited condensed consolidated financial statements have been prepared by us. Of the $3,083 in proceeds received from divestitures as of June 30, 2010, approximately $2,797 is being held in escrow and an additional $214, reflecting proceeds from the sale of LGN, is included in restricted cash, which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in the condensed consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA (as defined below) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in the accompanying unaudited condensed consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding, the final allocation of divestiture proceeds.

As at June 30, 2010, a further $239 in the aggregate was expected to be received in connection with the divestitures of substantially all of our CDMA business and LTE Access assets, our ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of our Optical Networking and Carrier Ethernet businesses, our global GSM/GSM-R and CVAS businesses, and NNL’s interest in LGN, subject to the satisfaction of various conditions including performance under the TSAs. With the exception of further amounts received in relation to the LGN sale, such amounts, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to June 30, 2010, we have received $11 of the $239.

Business Operations

During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the remaining businesses and operations of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation while we continue to focus on the sale of remaining businesses and assets. We have continued to engage with our existing customer base in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and our divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, we established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in our global supply chain. This procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

Contracts

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the Initial Order of the Canadian Court, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators and, in the case of NNSA, the French Administrator and the French Liquidator decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of that administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform under any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

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

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2010 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings, other than as described in this report. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 of the accompanying unaudited condensed consolidated financial statements for additional information about claims.

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

On December 23, 2009, we announced we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors entered into a Final Canadian Funding and Settlement Agreement (FCFSA). The FCFSA provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL has agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063 (FCFSA Claim), which claim will not be subject to any offset. The FCFSA also provides that NNI will pay to NNL approximately $190, which has been received, over the course of 2010, which amount includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL, on their behalf, for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of our various businesses. On January 21, 2010, we obtained approvals from the Canadian Court and the U.S. Court of the FCFSA and the creation and allowance of the FCFSA Claim. In addition, we obtained various other approvals from the Canadian Court and U.S. Court including authorization for NNL and NNI to enter into advance pricing agreements with the U.S. and Canadian tax authorities to resolve certain transfer pricing issues, on a retrospective basis, for the taxable years 2001 through 2005. In addition, in consideration of a settlement payment of $37.5, the United States Internal Revenue Service (IRS) released all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,000 was reduced to the $37.5 settlement payment. This settlement was a condition of the FCFSA and was approved by the U.S. Court on January 21, 2010. NNI made the settlement payment to the IRS on February 22, 2010.

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the Asia-Pacific (APAC) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the APAC Agreement Subsidiaries net intercompany debt outstanding as of the Petition Date (Pre-Petition Intercompany Debt) to the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA). A further portion of the Pre-Petition Intercompany Debt will be repayable only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; [however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals.]

Export Development Canada Support Facility

Effective January 14, 2009, NNL entered into an agreement with EDC (Short-Term Support Agreement) to permit continued access by NNL to the EDC support facility (EDC Support Facility), for an interim period that was extended several times, for up to $30 of support based on its then-estimated requirements over the period. The EDC Support Facility provides for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. On June 18, 2009, NNL and EDC entered into a cash collateral agreement (Cash Collateral Agreement) in connection with the EDC Support Facility. NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which an aggregate of $3.5 has been released in the first six months of 2010, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. The Short-Term Support Agreement expired without further extension on December 18, 2009. Further access by NNL to the EDC Support Facility is at the sole discretion of EDC. NNL’s obligations under the EDC Support Facility are guaranteed by NNI and as of June 30, 2010, there was approximately $3 of outstanding support utilized under the EDC Support Facility. Subsequent to June 30, 2010, another $2 has been released and, as a result, the outstanding support utilized under the EDC Support Facility has been reduced to $1.

Other Contracts and Debt Instruments

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to October 29, 2010. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Flextronics

On January 14, 2009, we announced that NNL had entered into an amendment to arrangements (Amending Agreement) with a major supplier, Flextronics Telecom Systems, Ltd. (Flextronics). Under the terms of the Amending Agreement, NNL agreed to commitments to purchase $120 of existing inventory by July 1, 2009 and to make quarterly purchases of other inventory, and to terms relating to payment and pricing. Flextronics had notified us of its intention to terminate certain other arrangements upon 180 days’ notice (in July 2009) pursuant to the exercise by Flextronics of its contractual termination rights, while the other arrangements between the parties would continue in accordance with their terms. Following subsequent negotiations, we resolved various ongoing disputes and issues relating to the interpretation of the Amending Agreement and confirmed, among other things, our obligation to purchase inventory in accordance with existing plans of record of $25, which obligation was fulfilled in the first quarter of 2010. In addition, one of the supplier agreements with Flextronics was not terminated on July 12, 2009, as originally referenced in the Amending Agreement, but instead was extended to December 2009, with a further extension for certain products to September 2010.

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

Under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the NNL Directors’ Deferred Share Compensation Plan (DSC Plans), non-employee directors could elect to receive all or a portion of their compensation for services rendered as a member of the Nortel Boards, any committees thereof, and as board or committee chairperson, in share units, in cash or a combination of share units and cash. As part of the relief sought in the CCAA Proceedings, we requested entitlement to pay the directors their compensation in cash on a current basis, notwithstanding the terms of, or elections under the DSC Plans, during the period in which the directors continue as directors in the CCAA Proceedings. On the Petition Date, the Canadian Court granted an order providing that our directors are entitled to receive remuneration in cash on a then-current basis at then-current compensation levels less an overall $0.025 reduction. Without this court order, to the extent that directors had elected to receive their compensation in the form of share units, the directors would have received no compensation for their services on a go-forward basis. Since the Petition Date, share units credited under the DSC Plans have not been settled even though several directors have retired from the Nortel Boards. We do not expect to settle any share units held under the DSC Plans in the future. Directors may have an unsecured claim in the CCAA Proceedings with respect to their share unit holdings.

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

Workforce Reductions; Employee Compensation Program Changes

We have taken and expect to take further, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings. On the Petition Date, we employed approximately 30,300 employees globally. Through the sales of our businesses and cost reduction activities, including the 5,000 net reductions announced on February 25, 2009, we have reduced the workforce to approximately 2,300 employees as at June 30, 2010. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date. For further information, see the “Post-Petition Date Cost Reduction Activities” section of this report.

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

The Settlement Agreement provides that we will continue to administer the Nortel Networks Negotiated Pension Plan and the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan (Canadian Pension Plans) until September 30, 2010, at which time these Canadian Pension Plans will be transitioned, in accordance with the Ontario Pension Benefits Act, to a new administrator appointed by the Office of the Superintendent of Financial Services. We, as well as the Canadian Monitor, will take all reasonable steps to complete the transfer of the administration of the Canadian Pension Plans to the new administrator. We continued to fund these Canadian Pension Plans consistent with the current service and special payments we had been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter have and will continue to make current service payments until September 30, 2010.

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

The Settlement Agreement also provides that we will establish a fund of CAD$4.2 for termination payments of up to CAD$0.003 per employee to be made to eligible terminated employees as an advance against their claims under the CCAA Proceedings.

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

A group of 39 LTD beneficiaries sought leave to appeal the Canadian Court’s approval of the Settlement Agreement to the Ontario Court of Appeal. The leave motion was denied and the motion was dismissed by the Ontario Court of Appeal on May 31, 2010.

See note 13 in the accompanying unaudited condensed consolidated financial statements for further information on our pension and employee benefits plans.

Basis of Presentation and Going Concern Issues

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that that we will continue as a going concern. After consideration of the guidance available in Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 810 “Consolidation” (ASC 810) and ASC 852, the financial statements as of and for the three and six months ended June 30, 2010 have been presented on a basis that consolidates subsidiaries consistent with the basis of accounting applied in 2008 and prior except that, as disclosed further below, certain of our subsidiaries in EMEA, NNUK, NNSA and Nortel Networks (Ireland) Limited and their subsidiaries (collectively, EMEA Subsidiaries), have been accounted for under the equity method from the Petition Date up to May 31, 2010 as discussed below.

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

As further described above, beginning on the Petition Date, we and certain of our subsidiaries in Canada, the U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of the U.S., the U.K. and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. We continue to exercise control over our subsidiaries located in Canada, the U.S., CALA and Asia (other than entities in Australia which are wholly-owned subsidiaries of NNUK and therefore are included in the Equity Investees, as defined below), and our financial statements are prepared on a consolidated basis with respect to those subsidiaries. Based on our review of the applicable accounting guidance, we have determined that we did not exercise all of the elements of control over the EMEA Subsidiaries once they filed for creditor protection and, in accordance with ASC 810, were required to deconsolidate the EMEA Subsidiaries, as well as their subsidiaries (collectively, the Equity Investees). However, we continued to exercise significant influence over the operating and financial policies of the Equity Investees. As a result, from the Petition Date to May 31, 2010, we accounted for our interests in the Equity Investees under the equity method in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures” (ASC 323). On the Petition Date, the Equity Investees were in a net liability position. As the carrying values of the Equity Investees’ net liabilities were not considered to have differed materially from their estimated fair values and due to continuing involvement by us and our consolidated subsidiaries continuing involvement with the Equity Investees, including NNL’s guarantee of the U.K. pension liability (see “Liquidity and Capital Resources — Future Uses and Sources of Liquidity — Pension and post-retirement obligations” of the 2009 Annual Report), we concluded that the initial carrying value of our investment in these consolidated financial statements should reflect the Equity Investees’ net liabilities and no gain or loss was recognized on deconsolidation.

As of May 31, 2010, we determined that we no longer had significant influence over the operating and financial policies of the EMEA Subsidiaries due to the significance of the completed dispositions, the ongoing role and decision making authority of the U.K. Administrators, and as we are not committed to provide further support to the investees. As such, we have accounted for the Equity Investees as an investment using the cost method of accounting as of June 1, 2010 on a prospective basis. As a result, the financial position and results of operations of the Equity Investees are not reflected in these financial results after May 31, 2010. See note 1 to the accompanying unaudited condensed consolidated financial statements for further discussion of this change in accounting.

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

The ongoing Creditor Protection Proceedings and completed and proposed divestitures of our businesses and assets raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared using U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). While the Debtors have filed for and been granted creditor protection, the accompanying unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to operate our remaining businesses by renewing and seeking to grow our business with existing customers, competing for new customers, continuing research and development (R&D) investments in product portfolios until the related businesses or assets are sold, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. We have also continued our focus on cost containment and cost reduction initiatives during this time. It is our intention to continue to operate our businesses in this manner to maintain and maximize the value of our remaining businesses until they are sold or otherwise addressed. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the accompanying unaudited condensed consolidated financial statements.

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

As part of Nortel’s ongoing cost reduction activities, on March 11, 2010, NNC, NNL, NNI and NNCC each filed notifications under the U.S. Securities Exchange Act of 1934 (Exchange Act) indicating they had less than 300 holders of each of their respective series of outstanding debt securities and related guarantees as of January 1, 2010. As a result, NNC is no longer required to include supplemental condensed consolidating financial information regarding the guarantors and non-guarantors of the debt securities in the notes to the financial statements. On March 18, 2010, NNL also filed a notification to de-register its common stock under the Exchange Act, which relieves it of having to file certain periodic reports including Forms 10-K, 10-Q and 8-K. NNL remains a reporting issuer under applicable Canadian securities laws and, as a result, will remain subject to continuous disclosure requirements, including the filing of annual and quarterly financial statements and management’s discussion and analysis of financial results under applicable Canadian securities laws. On April 15, 2010, NNL obtained exemptive relief from the Canadian securities regulatory authorities permitting NNL to satisfy certain of its Canadian continuous disclosure requirements by filing certain disclosures prepared in accordance with specified U.S. disclosure requirements for its financial years ended or ending December 31, 2009 and 2010.

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

Our Business

In the first quarter of 2010, we completed the sale of substantially all of our Optical Networking and Carrier Ethernet businesses to Ciena, which were included in our MEN segment, and the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch, which was included in our WN segment. In the second quarter of 2010, we completed the sale of substantially all of our CVAS business to GENBAND, which was included in our CVAS segment, and the sale of NNL’s interest in LGN to Ericsson.

Prior to the quarter ended June 30, 2010, the LGN business was a reportable segment. As discussed above, NNL completed the sale of its interest in LGN to Ericsson in the second quarter of 2010. The LGN financial results of operations have been classified as discontinued operations as of June 30, 2010 and, accordingly, are no longer presented as a segment.

As of June 30, 2010, our three reportable segments were WN, CVAS, and MEN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of June 30, 2010, WN includes the residual CDMA and GSM businesses.

•

The CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers. As of June 30, 2010, CVAS includes the residual CVAS business.

•

The MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes Optical Networking, Carrier Ethernet switching, and multiservice switching (MSS) products and related services. As of June 30, 2010, MEN includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business.

Comparative periods have been recast to conform to the current segment presentation.

Results of Operations — Continuing Operations

As discussed above, the Equity Investees were accounted for under the equity method of accounting from the Petition Date to May 31, 2010 and are accounted for under the cost method of accounting as of June 1, 2010. Further, the information provided in this “Results of Operations — Continuing Operations” for the three and six months ended June 30, 2010 includes results relating to certain significant businesses and assets that have been sold, including substantially all of our Optical Networking and Carrier Ethernet businesses, GSM/GSM-R business and CVAS business. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures”.

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
United States	$71	$674	$(603)	(89)	$311	$1,242	$(931)	(75)
EMEA (a)	1	3	(2)	(67)	2	2	—	—
Canada	6	73	(67)	(92)	44	156	(112)	(72)
Asia (b)	51	195	(144)	(74)	104	319	(215)	(67)
CALA	16	64	(48)	(75)	46	144	(98)	(68)

Total revenues	$145	$1,009	$(864)	(86)	$507	$1,863	$(1,356)	(73)

(a)	Excludes amounts related to Equity Investees of $55 and $233 for Q2 2010 and Q2 2009, respectively, and $222 and $468 for the six months ended June 30, 2010 and June 30, 2009, respectively.
(b)	Excludes amounts related to Equity Investees of $7 and $10 for Q2 2010 and Q2 2009, respectively, and $18 and $24 for the six months ended June 30, 2010 and June 30, 2009, respectively.

For further discussion of the developments in our various reportable segments, including by geographical region, see “Segment Information.”

Revenues in 2010 have been significantly impacted by the divestitures of the CDMA/LTE Access business in the fourth quarter of 2009, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010. The decreases in revenues for each region for the second quarter of 2010 and the first six months of 2010 as compared to the second quarter of 2009 and the first six months of 2009, respectively, as provided in the table above, were primarily attributable to the divestitures.

Gross Margin

	For the Three Months ended June 30,					For the Six Months ended June 30,
	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Gross profit	$6	$469	$(463)	(99)		$103	$820	$(717)	(87)
Gross margin	4.1%	46.5%		(42.4 points	)	20.3%	44.0%		(23.7 points	)

Q2 2010 vs. Q2 2009

Gross profit for the second quarter of 2010 was $6 compared to $469 in the second quarter of 2009. The decrease in gross profit was primarily due the divestitures of the CDMA/LTE Access business in the fourth quarter of 2009, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010.

Gross margin for the second quarter of 2010 was 4.1% compared to 46.5% in the second quarter of 2009. The decrease was primarily due to the divestitures of the CDMA/LTE Access business in the fourth quarter of 2009, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010, which all had higher gross margins than other remaining businesses. Gross margin was also impacted by the remaining costs related to the delivery of the TSAs, the recovery of which is recorded in other operating income.

First six months of 2010 vs. first six months of 2009

Gross profit for the first six months of 2010 was $103 compared to $820 in the first six months of 2009. The decrease in gross profit was primarily due to the divestitures of the CDMA/LTE Access business in the fourth quarter of 2009 and the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010.

Gross margin for the first six months of 2010 was 20.3% compared to 44.0% in the first six months of 2009. The decrease was primarily due to primarily due to the divestitures of the CDMA/LTE Access business in the fourth quarter of 2009, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010, which all had higher gross margins than other remaining businesses. Gross margin was also impacted by the remaining costs related to the delivery of the TSAs, the recovery of which is recorded in other operating income.

SG&A and R&D Expenses

	For the Three Months ended June 30,				For the Six Months ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
SG&A expense	$135	$135	$—	—	$301	$353	$(52)	(15)
R&D expense	21	181	(160)	(88)	103	401	(298)	(74)

Q2 2010 vs. Q2 2009

SG&A expense remained flat in the second quarter of 2010 from the second quarter of 2009. R&D expense decreased to $21 in the second quarter of 2010 from $181 in the second quarter of 2009, a decrease of $160 or 88%. The divestitures of the CDMA/LTE Access and ES businesses in the fourth quarter of 2009, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010 resulted in decreases in SG&A and R&D expenses. R&D and SG&A expenses also decreased due to charges related to higher costs related to workforce reduction activities in the second quarter of 2009 compared to the second quarter of 2010. The decreases in SG&A expense were more than offset by a change in the second quarter of 2010 in methodology resulting in ceasing the allocation of certain SG&A expenses related to corporate overhead costs to R&D and cost of revenues.

First six months of 2010 vs. first six months of 2009

SG&A expense decreased to $301 in the first six months of 2010 from $353 in the first six months of 2009, a decrease of $52 or 15%. R&D expense decreased to $103 in the first six months of 2010 from $401 in the first six months of 2009, a decrease of $298 or 74%. The decreases in SG&A and R&D expenses were primarily due to the divestitures of the CDMA/LTE Access and ES businesses in the fourth quarter of 2009, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010. The decreases in both R&D and SG&A expenses were also due to charges related to the cancellation of certain equity based compensation plans in the first six months of 2009 and higher costs related to workforce reduction activities in the first six months of 2009 compared to the first six months of 2010. SG&A expense was also impacted in the first six months of 2010 by a change in methodology resulting in ceasing the allocation of certain SG&A expenses related to corporate overhead costs to R&D and cost of revenues.

Pre-Petition Date Cost Reduction Plans

The following table sets forth charges (recovery) incurred by restructuring plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Charge (recovery) by Restructuring Plan:
November 2008 Restructuring Plan	$(3)	$—	$(3)	(17)
2008 Restructuring Plan	(2)	(26)	(2)	(27)
2007 Restructuring Plan	—	—	(1)	—
2006 Restructuring Plan	—	—	—	(14)
2004 and 2001 Restructuring Plans	1	—	1	(21)

Total charge (recovery) excluding discontinued operations	$(4)	$(26)	$(5)	$(79)

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

Workforce Reduction Activities

On February 25, 2009, we announced a workforce reduction plan to reduce our global workforce by approximately 5,000 net positions which, upon completion, was expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance classified as a liability subject to compromise. Included in these amounts are actions related to the Equity Investees, which are described in note 22 to the accompanying unaudited condensed consolidated financial statements. On a consolidated basis, absent amounts related to the Equity Investees, the plan was expected to result in total charges to earnings of approximately $168 with expected and total cash outlays of approximately $77 with the balance classified as a liability subject to compromise.

Subsequent to the February 25, 2009 announcement, as we continued to progress through the creditor protection proceedings additional workforce reductions were deemed necessary to achieve the broader cost reduction initiative. On a consolidated basis, absent amounts related to Equity Investees, the incremental workforce reductions were expected to result in charges to earnings and cash outlays of $176 and $89, respectively, with the balance being classified as subject to compromise.

As of March 31, 2010, on a consolidated basis, absent amounts related to the Equity Investees, we completed all 2009 announced workforce reductions discussed above, resulting in a net workforce reduction of 4,625 with charges to earnings and cash outlays of approximately $117 and $38, respectively, with the balance being classified as subject to compromise.

In addition to the concluded 2009 workforce reduction plans discussed above, we have continued cost reduction initiatives during 2010. For the three and six months ended June 30, 2010, approximately $17 and $31, respectively, of the total charges relating to the net workforce reduction of 470 and 1,030 positions, respectively, were incurred. For the three and six months ended June 30, 2010, we incurred workforce reduction recovery of nil and $2, respectively, and charges of $3 and $65, respectively, for discontinued operations. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

The following table sets forth charges by profit and loss category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenues	$4	$7	$11	$20
SG&A	7	7	13	24
R&D	6	3	7	11

Total workforce reduction charge	$17	$17	$31	$55

The following table sets forth charges incurred by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
WN	$2	$10	$3	$35
CVAS	14	5	21	16
MEN	1	2	7	4

Total charges	$17	$17	$31	$55

Other Cost Reduction Activities

During the three and six months ended June 30, 2010, our real estate related cost reduction activities resulted in charges of $3 and $6, respectively, which were recorded against SG&A and reorganization items. During the three and six months ended June 30, 2010, we recorded plant and equipment write downs of nil and $11, respectively, against SG&A and reorganization items, and an additional charge of $2 and $13, respectively, against reorganization items for lease repudiations and other contract settlements. As of June 30, 2010, our real estate and other cost reduction balances were approximately $32, of which $29 is classified as subject to compromise.

Other Operating (Income) Expense — Net

The components of other operating income — net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Royalty license income — net	$(3)	$—	$(6)	$(4)
Litigation charges (recovery) — net	—	—	(3)	—
Billings under transition services agreements	(92)	—	(149)	—
Other — net	(1)	8	2	1

Other operating (income) expense — net	$(96)	$8	$(156)	$(3)

Q2 2010 vs. Q2 2009

In the second quarter of 2010, other operating income — net was $96, due primarily to billings related to TSAs as described in “Executive Overview — Creditor Protection Proceedings — Transitions Services Agreements”.

In the second quarter of 2009, other operating income — net was a loss of $8, due primarily to Other-net of $8.

First six months of 2010 vs. first six months of 2009

In the first six months of 2010, other operating income — net was $156, due primarily to billings related to TSAs as described in “Executive Overview — Creditor Protection Proceedings — Transitions Services Agreements”.

In the first six months of 2009, other operating income — net was $3, due primarily to royalty income of $4 from cross patent license agreements.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental income	$16	$—	$29	$—
Gain (loss) on sale and impairments of investments	8	—	8	(1)
Currency exchange gains (loss) — net	(44)	5	—	(32)
Other — net	(8)	1	(5)	(7)

Other income (expense) — net	$(28)	$6	$32	$(40)

Q2 2010 vs. Q2 2009

In the second quarter of 2010, Other income (expense) — net was expense of $28, primarily comprised of currency exchange losses of $44 due to the weakening of the Canadian Dollar against the U.S. Dollar and other — net of $8, partially offset by rental income of $16 and a gain of $8 on the sale and write-down of investments.

In the second quarter of 2009, Other income (expense) — net was income of $6, primarily due to currency exchange gains of $5 and Other-net of $1.

First six months of 2010 vs. first six months of 2009

In the first six months of 2010, Other income (expense) — net was income of $32, primarily comprised of rental income of $29 and a gain of $8 on the sale and write-down of investments.

In the first six months of 2009, Other income (expense) — net was expense of $40, primarily due to currency exchange losses of $32 and Other-net of $7.

Interest Expense

Interest expense has remained relatively consistent in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009. In accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized for accounting purposes. As a result, $3 and $6 of interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed consolidated financial statements for the second quarter and first six months of 2010, respectively. In the second quarter and first six months of 2010, we have continued to accrue for interest expense of $75 and $150, respectively, in our normal course of operations related to debt issued by NNC or NNL in Canada until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items, excluding amounts incurred by the EMEA Subsidiaries consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Professional fees (a)	$(43)	$(30)	$(81)	$(53)
Interest income (b)	3	4	7	10
Lease repudiation (c)	(3)	(1)	(3)	23
Employee incentive plans (d)	(12)	(13)	(21)	(17)
Penalties (e)	—	(9)	—	(14)
Post-retirement and post-employment plans (f)	(29)	—	6	—
Settlements (g)	—	—	(2)	—
Gain (loss) on deconsolidation (h)	8	—	(74)	—
Gain on divestitures (i)	225	—	865	—
Asset impairments (j)	(113)	—	(138)	—
NNUK pension guarantee (k)	(634)	—	(634)	—
EMEA deconsolidation adjustment (l)	(763)	—	(763)	—
Other (m)	(26)	(9)	(53)	(15)

Total reorganization items — net	$(1,387)	$(58)	$(891)	$(66)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.

(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes amounts related to the Settlement Agreement. See note 13 to the accompanying unaudited condensed consolidated financial statements for further information.
(g)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net liabilities. See note 20 to the accompanying unaudited condensed consolidated financial statements for further information on settlements.
(h)	Relates to deconsolidation of certain entities in connection with the Creditor Protection Proceedings.
(i)	Relates to the gains on various divestitures. See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(j)	Relates to impairments on certain long lived assets. See note 8 to the accompanying unaudited condensed consolidated financial statements for further information.
(k)	Relates to the NNUK pension guarantees. See note 14 to the accompanying unaudited condensed consolidated financial statements for further information.
(l)	Relates to the change due to the deconsolidation of the Equity Investees and the application of the cost method of accounting. See note 1 and 22 to the accompanying unaudited condensed consolidated financial statements for further information.
(m)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and foreign exchange.

Income Tax Expense

During the second quarter and first six months ended June 30, 2010, Nortel recorded a tax recovery of $41 and $33, respectively, on loss from continuing operations before income taxes and equity in net loss of associated companies and Equity Investees of $1,545 and $1,157, respectively. The tax recovery of $33 is largely comprised of $9 of income taxes on current year profits in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $14 and the reversal of previously accrued income taxes and interest of $28.

During the second quarter and first six months ended June 30, 2009, Nortel recorded a tax expense of $17 and $13, respectively on income (loss) from continuing operations before income taxes, and equity in net loss of associated companies and Equity Investees of $36 and $(170), respectively. The tax expense of $13 was largely comprised of $6 of income taxes in profitable jurisdictions and the provision of $21 relating to uncertain tax positions. This was offset by the revision to prior year estimates of $14. Previously included in continuing operations, we reallocated to discontinued operations tax expense of $6 relating to the accrual of the deferred tax liability associated with NNL’s investment in LGN.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at June 30, 2010 for all jurisdictions. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — Equity Investees

As discussed above, the Equity Investees were accounted for under the equity method of accounting from the Petition Date through May 31, 2010. Therefore, the Equity in net loss of Equity Investees for the second quarter and six months ended June 30, 2010 only includes the results of the Equity Investees through May 31, 2010. Equity in net loss of Equity Investees was a loss of $30 for the three months ended June 30, 2010 compared to a loss of $167 for the three months ended June 30, 2009. Equity in net loss of Equity Investees was a loss of $50 for the six months ended June 30, 2010 compared to a loss of $289 for the six months ended June 30, 2009. The following discussion relates to the key components comprising the Equity Investees’ net loss.

The general trends related to our consolidated revenues, gross margin, SG&A expense and R&D expense for the second quarter and first six months of 2010 discussed above were also applicable to the Equity Investees. See “Results of Operation — Continuing Operations”.

Revenues

Q2 2010 vs. Q2 2009

Revenues in the second quarter of 2010 up to May 31, 2010 were $63, excluding $2 in discontinued operations, comprised primarily of $55 in EMEA. The MEN segment revenue of $31 was comprised of $29 and $2 from the data networking and security business and optical networking solutions business, respectively. The WN segment revenue was $5 resulting primarily from the GSM residual business. The CVAS segment revenue was $25.

Revenues in the second quarter of 2009 were $248, excluding $127 in discontinued operations, comprised primarily of $233 in EMEA. The MEN segment revenue of $114 was comprised of $61 and $53 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $79 comprised of $51 from the GSM and UMTS solutions business and $28 from the CDMA solutions business. The CVAS segment revenue was $51.

First six months of 2010 vs. first six months of 2009

Revenues in the first six months of 2010 up to May 31, 2010 were $243, excluding $5 in discontinued operations, comprised primarily of $222 in EMEA. The MEN segment revenue of $109 was comprised of $69 and $40 from the data networking and security business and optical networking solutions business, respectively. The WN segment revenue was $53 resulting primarily from the GSM residual business. The CVAS segment revenue was $75.

Revenues in the first six months of 2009 were $494, excluding $250 in discontinued operations, comprised primarily of $468 in EMEA. The MEN segment revenue of $240 was comprised of $128 and $112 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $145 comprised of $104 from the GSM and UMTS solutions business and $41 from the CDMA solutions business. The CVAS segment revenue was $102.

Gross Margin

Q2 2010 vs. Q2 2009

Gross profit was $9 and gross margin was 13.6% for the second quarter of 2010 up to May 31, 2010. Gross profit was $95 and gross margin was 25.3% for the second quarter of 2009.

First six months of 2010 vs. first six months of 2009

Gross profit was $49 and gross margin was 19.9% for the first six months of 2010 up to May 31, 2010. Gross profit was $197 and gross margin was 26.5% for the first six months of 2009.

SG&A and R&D Expense

Q2 2010 vs. Q2 2009

SG&A and R&D expenses were $45 and $1, respectively, for the second quarter of 2010 up to May 31, 2010. SG&A and R&D expenses were $137 and $38, respectively, for the second quarter of 2009.

First six months of 2010 vs. first six months of 2009

SG&A and R&D expenses were $116 and $8, respectively, for the first six months of 2010 up to May 31, 2010. SG&A and R&D expenses were $270 and $65, respectively, for the first six months of 2009.

Reorganization Items — net

The components of reorganization items — net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010 (a)	2009
Professional fees	$(12)	$(34)	$(39)	$(68)
Interest income	1	1	2	3
Lease repudiation	—	4	—	2
Employee incentive plans	(2)	(4)	(9)	(6)
Penalties	—	—	—	(8)
Settlements	—	—	(3)	—
Gain on divestitures	7	—	28	—
Other	(2)	(3)	8	(4)

Total reorganization items — net	$(8)	$(36)	$(13)	$(81)

See “Results of Operations — Continuing Operations — Reorganization Items — net” for a description of the nature of these reorganization items.

Results of Operations — Discontinued Operations

As discussed above, we have completed the sale of substantially all of the assets of the ES business globally, including the shares of DiamondWare, Ltd. and NGS. These assets and liabilities were classified as assets held for sale at September 30, 2009. NNL completed the sale of its 50% plus one share interest in LGN in the second quarter of 2010. The LGN assets and liabilities were classified as assets held for sale in the second quarter of 2010. The related ES, NGS and LGN financial results of operations have been classified as discontinued operations for all periods presented. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures”.

Q2 2010 vs. Q2 2009

ES

Loss from discontinued operations, net of taxes, for the second quarter of 2010 for ES was $9. Revenues for the second quarter of 2010 were $5 with a negative gross profit of $4 for ES related to the residual business not transferred to Avaya. Additionally, ES incurred SG&A expense of $5.

Loss from discontinued operations, net of taxes, for the second quarter of 2009 for ES was $127. Revenues for the second quarter of 2009 were $389 with a gross profit of $131 for ES. SG&A and R&D expenses were $148 and $69, respectively.

LGN

Earnings from discontinued operations, net of taxes, for the second quarter of 2010 for LGN were $44. We recorded a gain of $53 on the sale of NNL’s interest in LGN to Ericsson in the second quarter of 2010. Revenues for the second quarter of 2010 were $88 with a gross profit of $22 for LGN. These earnings were partially offset by SG&A and R&D expenses of $19 and $17, respectively.

Earnings from discontinued operations, net of taxes, for the second quarter of 2009 for LGN were $8. Revenues for the second quarter of 2009 were $199 with a gross profit of $59 for LGN. SG&A and R&D expenses were $18 and $14, respectively.

First six months of 2010 vs. first six months of 2009

ES

Loss from discontinued operations, net of taxes, for the first six months of 2010 for ES was $9. Revenues for the first six months of 2010 were $12 with a negative gross profit of $1 for ES related to the residual business not transferred to Avaya. Additionally, ES incurred SG&A expense of $8.

Loss from discontinued operations, net of taxes, for the first six months of 2009 for ES was $324. Revenues for the first six months of 2009 were $711 with a gross profit of $222 for ES. SG&A and R&D expenses were $311 and $146, respectively. Also included in the loss from discontinued operations were $48 in goodwill impairment charges related to ES.

LGN

Earnings from discontinued operations, net of taxes, for the first six months of 2010 for LGN were $42. We recorded a gain of $53 on the sale of NNL’s interest in LGN to Ericsson in the second quarter of 2010. Revenues for the first six months of 2010 were $210 with a gross profit of $58 for LGN. These earnings were partially offset by SG&A and R&D expenses of $37 and $31, respectively.

Earnings from discontinued operations, net of taxes, for the first six months of 2009 for LGN were $30. Revenues for the first six months of 2009 were $387 with a gross profit of $139 for LGN. SG&A and R&D expenses were $32 and $25, respectively.

For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

Segment Information

How We Measure Business Performance

In the first quarter of 2010, our then CRO (effective March 21, 2010 and for the remainder of the first quarter of 2010, the CRO’s title was changed to Special Advisor) and the President of NBS were both identified as Chief Operating Decision Makers in assessing the performance of and allocating resources to our operating segments. The CRO was responsible for the remaining businesses and the President of NBS was responsible for the contracts included in operating segments that did not transfer to the purchasers of the divested businesses. As a result of the departure of the CRO, the Chief Strategy Officer and Business Unit President became the Chief Operating Decision Maker in the second quarter of 2010 responsible for the remaining businesses, while the President of NBS continued to the be the CODM responsible for the contracts included in operating segments that did not transfer, as noted above. In the second quarter of 2010, the primary financial measure used by the Chief Strategy Officer and Business Unit President and the President of NBS was Management Operating Margin (Management OM). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. The financial information for our business segments presented below includes the results of the Equity Investees as if they were consolidated, which is consistent with the way we manage our business segments. Therefore, in order to reconcile the financial information for the reportable segments discussed below to our consolidated financial information, we must remove the net financial results of the Equity Investees. For a full reconciliation of Management OM to net earnings (loss) under U.S. GAAP, see note 9 to the accompanying unaudited condensed consolidated financial statements. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

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

Wireless Networks

The following table sets forth segment revenues and Management OM for the WN segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Segment Revenues
CDMA solutions	$12	$555	$(543)	(98)	$24	$948	$(924)	(97)
GSM and UMTS solutions	35	202	(167)	(83)	191	377	(186)	(49)

Total Segment Revenues	$47	$757	$(710)	(94)	$215	$1,325	$(1,110)	(84)

Management OM	$9	$220	$(211)	(96)	$64	$280	$(216)	(77)

We completed the sale of substantially all of our CDMA business and LTE Access assets to Ericsson on November 13, 2009 and the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch on March 31, 2010. The GSM business in CALA was sold to Ericsson on June 4, 2010. Following the completion of the sales, WN includes only the residual CDMA and GSM businesses.

Q2 2010 vs. Q2 2009

WN revenues decreased to $47 in the second quarter of 2010 from $757 in the second quarter of 2009, a decrease of $710 or 94%, due to decreases across all businesses and regions.

WN Management OM decreased to $9 in the second quarter of 2010 from $220 in the second quarter of 2009, a decrease of $211. This decrease was a result of a decrease in gross profit of $383, partially offset by decreases in both R&D and SG&A expenses of $112 and $60, respectively.

WN gross profit decreased to $13 from $396, while gross margin decreased to 27.7% from 52.3%.

The decreases in WN revenues, Management OM and gross profit are all primarily due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009, the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch in the second quarter of 2010 and the sale of CALA GSM in the second quarter of 2010.

First six months of 2010 vs. first six months of 2009

WN revenues decreased to $215 in the first six months of 2010 from $1,325 in the first six months of 2009, a decrease of $1,110 or 84%, due to decreases across all businesses and regions.

WN Management OM decreased to $64 in the first six months of 2010 from $280 in the first six months of 2009, a decrease of $216. This decrease was a result of a decrease in gross profit of $564, partially offset by decreases in both R&D and SG&A expenses of $221 and $127, respectively.

WN gross profit decreased to $95 from $659, while gross margin decreased to 44.2% from 49.7%.

The decreases in WN revenues, Management OM and gross profit are all primarily due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009, the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch in the second quarter of 2010 and the sale of GSM in CALA to Ericsson in the second quarter of 2010.

Carrier VoIP and Application Solutions

The following table sets forth segment revenues and Management OM for the CVAS segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Segment Revenues
Circuit and packet voice solutions	$89	$163	$(74)	(45)	$243	$332	$(89)	(27)

Total Segment Revenues	$89	$163	$(74)	(45)	$243	$332	$(89)	(27)

Management OM	$(33)	$(7)	$(26)		$(41)	$(25)	$(16)

On May 28, 2010, we completed the sale of substantially all of the assets of the CVAS business to GENBAND. Following the completion of the sale, CVAS includes the residual CVAS business.

Q2 2010 vs. Q2 2009

CVAS revenues decreased to $89 in the second quarter of 2010 from $163 in the second quarter of 2009, a decrease of $74 or 45%, due to decreases across all regions.

CVAS Management OM decreased to a loss of $33 in the second quarter of 2010 from a loss of $7 in the second quarter of 2009, a decrease of $26. This decrease was a result of a decrease in gross margin of $47, partially offset by decreases in R&D and SG&A expenses of $14 and $7, respectively.

CVAS gross profit decreased to $18 from $65, while gross margin decreased to 20.2% from 39.9%.

The decreases in CVAS revenues, Management OM and gross profit are all primarily due to the sale of substantially all of the assets of the CVAS business to GENBAND in the second quarter on May 28, 2010. Historically CVAS revenues are proportionately greater in the last month of each quarter.

First six months of 2010 vs. first six months of 2009

CVAS revenues decreased to $243 in the first six months of 2010 from $332 in the first six months of 2009, a decrease of $89 or 27%, due to decreases across all regions.

CVAS Management OM decreased to a loss of $41 in the first six months of 2010 from a loss of $25 in the first six months of 2009, a decrease of $16. This decrease was a result of a decrease in gross margin of $47 and as a result of increased corporate overhead, partially offset by a decrease in R&D expense of $23.

CVAS gross profit decreased to $75 from $122, while gross margin decreased to 30.9% from 36.7%.

The decreases in CVAS revenues, Management OM and gross profit are all primarily due to the sale of substantially all of the assets of the CVAS business to GENBAND on May 28, 2010. Historically CVAS revenues are proportionately greater in the last month of each quarter. In the first quarter of 2010, there were also decreases in revenues due to revenues from certain customers in 2009 not repeated in 2010 which were partially offset by the impact of favorable foreign exchange fluctuations in Canada and an increase in new business along with associated services contracts in 2010 in the U.S.

Metro Ethernet Networks

The following table sets forth segment revenues and Management OM for the MEN segment:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Segment Revenues
Optical networking solutions	$18	$264	$(246)	(93)	$173	$540	$(367)	(68)
Data networking and security solutions	79	69	10	14	140	153	(13)	(8)

Total Segment Revenues	$97	$333	$(236)	(71)	$313	$693	$(380)	(55)

Management OM	$29	$27	$2	7	$20	$69	$(49)	(71)

On March 19, 2010, we completed the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena. Following the completion of the sale, MEN includes the residual Optical Networking and Carrier Ethernet solutions business, and the MSS business, which is included in data networking and security solutions.

Q2 2010 vs. Q2 2009

MEN revenues decreased to $97 in the second quarter of 2010 from $333 in the second quarter of 2009, a decrease of $236 or 71%, due to decreases across all regions.

Revenues in the optical networking solutions business decreased by $246 as a result of the sale of our Optical Networking and Carrier Ethernet businesses to Ciena in the first quarter of 2010.

The increase in the data networking and security solutions business of $10 was primarily due to increases in MSS business in the U.S.

MEN Management OM increased to earnings of $29 in the second quarter of 2010 from earnings of $27 in the second quarter of 2009, due to decreases in both R&D and SG&A expenses of $51 and $39, respectively, partially offset by a decline in gross profit of $88.

MEN gross profit decreased to $36 in the second quarter of 2010 from $124 in the second quarter of 2009, while gross margin was flat. Gross profit decreased primarily as a result of the divestiture of our Optical Networking and Carrier Ethernet businesses in the first quarter of 2010. R&D expense decreased primarily due to the cancellation of certain R&D programs and reduced spending in maturing technologies, partially offset by the unfavorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions. Further, both R&D and SG&A expenses decreased as a result of the divestiture of our Optical Networking and Carrier Ethernet businesses.

First six months of 2010 vs. first six months of 2009

MEN revenues decreased to $313 in the first six months of 2010 from $693 in the first six months of 2009, a decrease of $380 or 55%, due to decreases across all businesses.

Revenues in the optical networking solutions business decreased by $367 and revenues in our data networking and security solutions business decreased by $13, primarily as a result of the sale of our Optical Networking and Carrier Ethernet businesses to Ciena in the first quarter of 2010.

MEN Management OM decreased to earnings of $20 in the first six months of 2010 from earnings of $69 in the first six months of 2009, due to a decline in gross profit of $163, partially offset by decreases in both SG&A and R&D expenses of $57 and $57, respectively.

MEN gross profit decreased to $106 in the first six months of 2010 from $269 in the first six months of 2009, while gross margin decreased from 38.8% to 33.9%.

Gross profit decreased primarily as a result of the divestiture of our Optical Networking and Carrier Ethernet businesses to Ciena in the first quarter of 2010, delayed spending by customers in the first quarter of 2010 due to the divestiture, price erosion and increased inventory provisions, partially offset by the favorable impact of foreign exchange. R&D expense decreased primarily due to the cancellation of certain R&D programs and reduced spending in maturing technologies, partially offset by the unfavorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions. Further, both R&D and SG&A expenses decreased as a result of the divestiture of our Optical Networking and Carrier Ethernet businesses.

Liquidity and Capital Resources

Overview

As of June 30, 2010, our cash and cash equivalents balance was $1,668.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of June 30, 2010: $800 in the U.S., $279 in Asia, $225 in Canada, $138 in CALA, $116 in joint ventures, $97 in China and $13 in EMEA. These amounts exclude restricted cash of $3,197, comprised of $3,162 in Canada, $27 in the U.S. and $8 in Asia. Cash of $829 held by our Equity Investees is no longer included in our consolidated cash balance as a result of the change to cost accounting (see “Executive Overview — Basis of Presentation and Going Concern Issues”).

Since June 2009, approximately $3,176 in net proceeds have been generated through the completed sales of businesses of which approximately $3,083 have been received as of June 30, 2010. As at June 30, 2010, $2,797 of the divesture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $214, reflecting proceeds from the sale of LGN, is included in restricted cash. As at June 30, 2010, a further $239 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to June 30, 2010, Nortel’s escrow agent has received $11 of the $239. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

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

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements were last extended to May 31, 2010. The parties continue discussions on further extending the agreements, which extensions would be subject to agreement of the parties and, in the case of the Canada-EMEA agreement, with the consent of the Canadian Monitor and U.K. Administrators. During the pendency of the Creditor Protection Proceedings we generally have not and do not expect to make payments to satisfy any of the interest obligations of the Debtors.

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

As also discussed earlier, on December 23, 2009, we announced that we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors have entered into the FCFSA, which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. The FCFSA also provides that NNI will pay to NNL approximately $190 over the course of 2010 in full and final settlement of all obligations pursuant to the transfer pricing agreements among the Nortel group entities, which includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL on their behalf for the duration of the Creditor Protection Proceedings. In addition, in consideration of a settlement payment of $37.5, the IRS released all of its tax claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. NNI made the settlement payment to the IRS on February 22, 2010. See “Executive Overview — Creditor Protection Proceedings — Interim and Final Funding and Settlement Agreement” for further information about the IFSA and FCFSA.

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

Under the Cash Collateral Agreement, which was entered into in connection with the EDC Facility, NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which $3.5 has been released in the first six months of 2010, see “Executive Overview — Creditor Protection Proceedings — Export Development Canada Support Facility”. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. Approximately $17 of cash collateral has been posted by Nortel in support of non-EDC performance bonds and letter of credit facilities.

To enable the APAC Agreement Subsidiaries to preserve their assets and businesses, the Debtors entered into the APAC Agreement. Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries was restructured to subordinate a portion of their debt. Under the APAC Agreement, the APAC Agreement Subsidiaries will pay a portion of certain of the Pre-Petition Intercompany Debt. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $20, $29 and $23, respectively, in aggregate in respect of the APAC Agreement. A further portion of the Pre-Petition Intercompany Debt will be repayable only to the extent of such APAC Agreement Subsidiary’s net cash balance, and subject to certain reserves and provisions. See “Executive Overview — Creditor Protection Proceedings — APAC Debt Restructuring Agreement”.

We continue several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. Some of these initiatives include the workforce reduction plan announced on February 25, 2009 and other ongoing workforce and cost reduction activities and reviews of our real estate and other property leases, IT equipment agreements, supplier and customer contracts and general discretionary spending as well as our new organizational structure announced on August 10, 2009. With the completed sales of substantially all of our businesses, we are focused on maximizing proceeds with respect to remaining assets. This includes the winding up of our remaining operations and subsidiaries globally, which can involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Our current cash management system and cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor, the U.S. Principal Officer, and, with respect to the Equity Investees, the

U.K. Administrators, and may be impacted by the Creditor Protection Proceedings. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund and wind up our operations; (iii) the current support under the EDC Support Facility or other cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the Debtors will be able to access proceeds in a timely manner from the divestitures as the Debtors continue discussions on allocation of proceeds from the divestitures of our businesses and assets.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $330 in the first six months of 2010 to $1,668, primarily due to cash used in operating, financing and investing activities and the unfavorable impact of foreign exchange fluctuations on cash and cash equivalents.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand for the six months ended and as of June 30, 2010 and 2009:

	For the Six Months Ended June 30,
	2010	2009	Change
Net earnings (loss) attributable to NNC	$(1,149)	$(781)	$(368)
Net (earnings) loss from discontinued operations, net of tax	(33)	294	(327)
Non-cash items	1,333	358	975
Changes in operating assets and liabilities:
Accounts receivable — net	221	243	(22)
Inventories — net	36	66	(30)
Accounts payable	(45)	48	(93)

	212	357	(145)
Changes in other operating assets and liabilities
Deferred costs	5	52	(47)
Income taxes	(67)	(8)	(59)
Payroll, accrued and contractual liabilities	(50)	(51)	1
Deferred revenue	26	33	(7)
Advanced billings in excess of revenues recognized to date on contracts	(71)	(78)	7
Restructuring liabilities	(13)	(21)	8
Other	(54)	(6)	(48)

	(224)	(79)	(145)
Net cash from (used in) operating activities of continuing operations	139	149	(10)
Net cash from (used in) operating activities of discontinued operations	(341)	(52)	(289)

Net cash from (used in) operating activities	(202)	97	(299)

Net cash from (used in) investing activities of continuing operations	(177)	71	(248)
Net cash from (used in) investing activities of discontinued operations	167	10	157

Net cash from (used in) investing activities	(10)	81	(91)

Net cash used in financing activities of continuing operations	(14)	(52)	38
Net cash from financing activities of discontinued operations	(77)	(29)	(48)

Net cash used in financing activities	(91)	(81)	(10)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	10	(11)
Cash and cash equivalents of liquidated entities	(26)	—	(26)
Reduction of cash and cash equivalents of deconsolidated entities	—	—	—

Net cash from (used in) continuing operations	(79)	178	(257)
Net cash from (used in) discontinued operations	(251)	(71)	(180)

Net increase (decrease) in cash and cash equivalents	(330)	107	(437)
Cash and cash equivalents at beginning of period	1,998	2,397	(399)
Less: Cash and cash equivalents of Equity Investees	—	(761)	761

Adjusted cash and cash equivalents at beginning of period	1,998	1,636	362
Cash and cash equivalents at end of period	1,668	1,743	(75)
Less: Cash and cash equivalents of discontinued operations at end of period	—	(301)	301

Cash and cash equivalents of continuing operations at end of period	$1,668	$1,442	$226

Operating Activities

In the first six months of 2010, our net cash used in operating activities of $186 resulted from a net loss attributable to NNC of $1,182, net of discontinued operations of $33, net cash used in discontinued operations of $341 and net uses of cash of $208 due to changes in other operating assets and liabilities, partially offset by adjustments for non-cash items of $1,333 and cash of $212 from changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $71, the reduction of income taxes of $67, the change in other of $54, the decrease in payroll, accrued and contractual liabilities of $34, and the decrease in restructuring liabilities of $13, partially offset by the change in deferred revenue of $26 and the change deferred costs of $5. The primary non-cash items were $798 in reorganization items under ASC 852, including the impact of the change to cost accounting for the Equity Investees of $763 and the NNUK pension guarantee of $634, partially offset by gains on divestitures of $865, other of $392 consisting primarily of funding to LGN discontinued operations, pension and other accruals of $53, equity in net loss of equity investee of $50 and amortization and depreciation of $36.

In the first six months of 2009, our net cash from operating activities of $97 resulted from cash of $357 from changes in operating assets and liabilities plus adjustments for non-cash items of $358, partially offset by a net loss attributable to NNC of $487, net of discontinued operations of $294, and net uses of cash of $79 due to changes in other operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $78, the change in payroll, accrued and contractual liabilities of $51 and the change in restructuring liabilities of $21, partially offset by the change in deferred cost of $52 and the change in deferred revenues of $33. The use of cash for payroll, accrued and contractual liabilities was primarily due to sales compensation accruals, SG&A and interest accruals. The primary additions to our net loss for non-cash items were $289 equity in net loss of Equity Investees, amortization and depreciation of $101, share-based compensation expense of $73 primarily related to the cancellation of certain share-based compensation plans, earnings attributable to non-controlling interests of $62 and pension and other accruals of $22.

For additional information with respect to the increase in our deferred tax asset valuation allowance, see the “Application of Critical Accounting Policies and Estimates — Income Taxes” section of this report.

Investing Activities

In the first six months of 2010, net cash used in investing activities was $26 primarily due to an increase in restricted cash and cash equivalents of $1,178 and expenditures for plant and equipment of $7, partially offset by proceeds related to sale of businesses and assets of $970, net cash provided by discontinued operations of $167 and a decrease in short-term and long-term investments of $24 as a result of proceeds received from the Reserve Primary Fund.

In the first six months of 2009, net cash from investing activities was $81 primarily due to proceeds on disposals of plant and equipment of $87, a decrease in short-term and long-term investments of $40 and net cash provided by discontinued operations of $10, partially offset by an increase in restricted cash and cash equivalents of $43 and expenditures for plant and equipment of $19.

Financing Activities

In the first six months of 2010, cash used in financing activities was $91, due to cash used in discontinued operations of $77, dividends paid, including paid by subsidiaries to noncontrolling interests of $11 and a net decrease in capital leases payable of $3.

In the first six months of 2009, cash used in financing activities was $81, primarily due to a net decrease in notes payable of $41 and cash used in discontinued operations of $29.

Other Items

In the first six months of 2010, our cash position was negatively impacted by $1 due to the unfavorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar, the Euro and the British Pound against the U.S. Dollar.

In the first six months of 2009, our cash position was positively impacted by $10 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Euro and the British Pound against the U.S. Dollar.

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

Future Uses of Liquidity

Our cash requirements for the 12 months commencing July 1, 2010 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $243.

•	cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $63;

•	costs related to workforce reductions and real estate actions of approximately $13; and

•	capital expenditures of approximately $2 primarily related to R&D.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under post-Petition Date cost reduction activities, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of June 30, 2010 from the amounts disclosed as of December 31, 2009 in our 2009 Annual Report, except for where we have applied the accounting under ASC 852. Our current contractual obligations are subject to re-evaluation in connection with our Creditor Protection Proceedings. See “Executive Overview — Basis of Presentation and Going Concern Issues” for more information.

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

The Canadian Debtors and the U.S. Debtors are parties to the IFSA and the FCFSA. See “Executive Overview — Creditor Protection Proceedings — Interim and Final Funding and Settlement Agreement” for further information about the IFSA and FCFSA.

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

The following table provides information related to these types of bonds as of:

	June 30, 2010	December 31, 2009
Bid and performance-related bonds (a)	$29	$31
Other bonds (b)	1	19

Total bid, performance-related and other bonds	$30	$50

(a)	Net of restricted cash and cash equivalent amounts of $7 and $17 as of June 30, 2010 and December 31, 2009, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $17 and $16 as of June 30, 2010 and December 31, 2009, respectively.

Application of Critical Accounting Policies and Estimates

Our accompanying unaudited condensed consolidated financial statements are based on the selection and application of U.S. GAAP, which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, provisions for doubtful accounts, provisions for inventory, income taxes and pension and post-retirement benefits.

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

Many of our products are integrated with software that is embedded in our hardware at delivery and where the software is essential to the functionality of the hardware. In those cases where indications are that software is more than incidental to the product, such as where the transaction includes software upgrades or enhancements, we apply software revenue recognition rules to determine the amount and timing of revenue recognition. The assessment of whether software is more than incidental to the hardware requires significant judgment and may have a significant impact on the timing of recognition of revenue and related costs.

For elements related to customized network solutions and certain network build-outs, revenues are recognized generally using the percentage-of-completion method. In using the percentage-of-completion method, revenues are generally recorded based on the percentage of costs incurred to date on a contract relative to the estimated total expected contract costs. Significant judgment is required when estimating total contract costs and progress to completion on the arrangements as well as whether a loss is expected to be incurred on the contract. Management uses historical experience, project plans and an assessment of the risks and uncertainties inherent in the arrangement to establish these estimates. Uncertainties include implementation delays or performance issues that may or may not be within our control. Changes in these estimates could result in a material impact on revenues and net earnings (loss). If we are unable to develop reasonably dependable cost or revenue estimates, the completed contract method is applied under which all revenues and related costs are deferred until the contract is completed.

Revenue for hardware that does not require significant customization, and where any software is considered incidental, is recognized provided that persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed or determinable and collectibility is reasonably assured.

For hardware, delivery is considered to have occurred upon shipment provided that risk of loss, and in certain jurisdictions, legal title, has been transferred to the customer.

For software arrangements involving multiple software and software-related elements, we allocate revenue using vendor specific objective evidence to determine fair value, which is based on prices charged when the element is sold separately. Software revenue is recognized when persuasive evidence of an arrangement exists, the software is delivered in accordance with all terms and conditions of the customer contracts, the fee is fixed or determinable and collectibility is probable. Revenue related to PCS, including technical support and unspecified when-and-if available software upgrades, is recognized ratably over the PCS term.

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

The complexities of our contractual arrangements result in the deferral of revenue for a number of reasons. We have a significant deferred revenue balance relative to our consolidated revenue. Recognition of this deferred revenue over time can have a material impact on our consolidated revenue in any period and result in significant fluctuations.

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources — Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of		$ Change	% Change
	June 30, 2010	December 31, 2009
Deferred revenue	$41	$209	$(168)	(80)
Advance billings	14	76	(62)	(82)

Total deferred revenue	$55	$285	$(230)	(81)

Total deferred revenue decreased by $230 in the first six months of 2010 as a result of reductions related to reclassifications to liabilities held for sale of $245 and the net release of approximately $37, partially offset by $48 reclassified from held for sale related to contracts ultimately retained and other adjustments of $4. The general trends related to our consolidated revenues also contributed to the decrease. See “Results of Operations — Continuing Operations.” The release of deferred revenue to revenue is net of additional deferrals recorded during the first quarter of 2010.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	June 30, 2010	December 31, 2009
Gross accounts receivable	$265	$641
Provision for doubtful accounts	(11)	(16)

Accounts receivable — net	$254	$625

Accounts receivable provision as a percentage of gross accounts receivable	4%	2%
Gross long-term receivables	$—	$—
Provision for doubtful accounts	—	—

Net long-term receivables	$—	$—

Long-term receivables provision as a percentage of gross long-term receivables	0%	0%

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

The following table summarizes our inventory balances and other related reserves:

	As of
	June 30, 2010	December 31, 2009
Gross inventory	$152	$356
Inventory provisions	(99)	(129)

Inventories — net (a)	$53	$227

Inventory provisions as a percentage of gross inventory	65%	36%
Inventory provisions as a percentage of gross inventory excluding deferred costs (b)	76%	61%

(a)	Includes the long-term portion of inventory related to deferred costs of nil and $44 as of June 30, 2010 and December 31, 2009, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $22 and $144 as of June 30, 2010 and December 31, 2009, respectively.

Inventory provisions decreased by $30 primarily as a result of $21 reclassified as held for sale, $42 of scrapped inventory, $10 transferred related to divestitures, $6 of previously reserved inventory that was subsequently sold (including $6 of consigned inventory), partially offset by $36 of additional inventory provisions, $11 related to the recognition of zero net value inventory previously excluded from the gross inventory provision and foreign exchange adjustments of $3. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

Income Taxes

As of June 30, 2010, our net deferred tax asset was nil. As of December 31, 2009, our net deferred tax asset was $13. The reduction of $13 was primarily due to the sale of the LGN joint venture and the reversal of the deferred tax liability of $7 associated with NNL’s investment in LGN.

Our deferred tax assets were mainly comprised of net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards and deductible temporary differences, which were available to reduce future income taxes payable in our significant tax jurisdictions (namely Canada and the U.S.). The realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. In June 2009, we concluded that the sale of our remaining businesses was the best path forward. As described in note 2 to the accompanying unaudited condensed consolidated financial statements, we disposed of substantially all of our CDMA business and LTE Access assets to Ericsson, our Packet Core Assets to Hitachi, substantially all of the assets of our ES business to Avaya, substantially all of our assets of the Optical Networking and Carrier Ethernet businesses to Ciena, substantially all of our assets of our GSM/GSM-R business to Ericsson and Kapsch and substantially all of the assets of the CVAS business to GENBAND. We have entered into TSAs with the buyers of these businesses and are in the process of selling our remaining businesses and assets. Certain of these disposals have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. However, due to Nortel’s history of losses, the uncertainty concerning the forecasted income for 2010 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of any remaining transactions, Nortel believes that it is still appropriate to maintain a full valuation allowance in all jurisdictions.

Transfer Pricing

Nortel had previously entered into Advanced Pricing Arrangements (APA) with the U.S. and Canadian taxation authorities in connection with its intercompany transfer pricing and cost sharing arrangements between Canada and the U.S. These arrangements expired in 1999 and 2000. In 2002, Nortel filed APA requests with the taxation authorities in the U.S., Canada and the U.K. that applied to the 2001 through 2005 taxation years (2001-2005 APA). In February 2010, Nortel and the U.S. and Canadian taxing authorities settled and executed the 2001-2005 APA resulting in a reallocation of losses from NNI to NNL in the amount of $2,000. The taxing authorities made no disclosure to Nortel of the basis upon which they agreed to such reallocation. Nortel continues to apply the transfer pricing methodology proposed in the 2001- 2005 APA requests to the other parties subject to the transfer pricing methodology in preparing its tax returns and its accounts for its 2001 to 2005 taxation years. The other parties are the U.K., France, Ireland and Australia.

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

Although we continue to apply the transfer pricing methodology that was requested in the previously withdrawn 2007-2010 APA to the 2006 through to the 2008 taxation years, the ultimate outcome is uncertain and the ultimate reallocation of losses cannot be determined at this time. Certain of the Nortel entities have expressed reservations about the proper application of Nortel’s transfer pricing methodologies in the 2001 through 2008 taxation years. Other than in the U.S., there could be a further material shift in historical earnings between the above mentioned parties. If these matters are resolved unfavorably, they could have a material effect on Nortel’s consolidated financial position, results of operations and/or cash flows.

Tax Contingencies

The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our unaudited condensed consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $19 as of June 30, 2010, of which $2 is included in liabilities subject to compromise.

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

As at June 30, 2010, we no longer consolidate the following entities and therefore, other than amounts accrued through guarantees, the tax uncertainty liabilities associated with these assessments are no longer accrued in our financial statements:

(a)	the tax authorities in Brazil have completed an examination of prior taxable years and have issued in the past assessments in the amount of $85 for the taxation years 1999 and 2000. We are currently in the process of appealing these assessments and in the past we have fully provided for the income tax liability in respect of these assessments.

(b)	the tax authorities in Colombia have issued an assessment relating to the 2003 tax year proposing adjustments to increase taxable income, resulting in an additional tax liability of $18 inclusive of interest and penalties. We had previously recorded an income tax liability of $18 to fully reserve against this assessment.

(c)

the tax authorities in France have issued notices of assessments against one of the Equity Investees in respect of the 2001, 2002 and 2003 taxation years. After adjusting these assessments to reflect the resolution of certain withholding tax issues, these assessments collectively propose adjustments to increase taxable income of approximately $1,130, additional income tax liabilities of $44, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $16, exclusive of applicable interest and penalties subsequent to the assessment date. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount had been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. In February 2010, we received a notice from the France tax authorities cancelling $80 of the assessments relating to the withholding tax amounts. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and have entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation.

Pension and Post-retirement Benefits

We maintain various retirement programs, one or more of which covers substantially all of our employees, which consist of defined benefit, defined contribution and investment plans. We maintain defined contribution and investment programs available to substantially all of our North American employees. Additionally, we sponsor traditional defined benefit programs that are closed to new entrants. See below regarding the PBGC termination of the U.S. Retirement Income Plan on September 8, 2009. As discussed above, the administration of the Canadian registered defined benefit programs will transfer on September 30, 2010. Although these programs represent our major retirement programs, we also have smaller pension plan arrangements in other countries.

We also provide other benefits, including post-retirement benefits and post-employment benefits. Employees previously enrolled in the capital accumulation and retirement programs offering post-retirement benefits are eligible for company sponsored post-retirement health care and/or death benefits, depending on age and/or years of service. As discussed above, the Canadian post-retirement benefits will terminate on December 31, 2010.

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

The PBGC has filed a proof of claim against NNI and each of the Debtors in the Chapter 11 Proceedings for the unfunded benefit liabilities of the Nortel Networks Retirement Income Plan, a defined benefit pension plan sponsored by NNI, (U.S. Pension Plan) in the amount of $546. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). We have recorded a liability of $334 representing our current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to these claims. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

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

As a result of the approved cessation of post-retirement benefit payments on December 31, 2010, we recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (ASC 715-60), which required a derecognition of the liability and deferred actuarial gains totaling $432 to earnings in reorganization items in the first quarter of 2010. We have also recorded in earnings in reorganization items a charge of $439 representing our current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years benefits they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

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

At December 31, 2009, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $1,826, of which $1,169 related to the Equity Investees. These actuarial losses could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with ASC 715-30, whether there is a change in the amortization period, and whether a plan is terminated or settled. The post-retirement benefit plans had actuarial gains, before taxes, of $77 included in accumulated other comprehensive loss at the end of 2009. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 10 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. During the second quarter, as a result of the EMEA Subsidiaries, as well as those entities the EMEA Subsidiaries control, being accounted for under the cost method of accounting as of May 31, 2010, accumulated other comprehensive income/loss was reduced by $967, the EMEA Subsidiaries, as well as those entities the EMEA Subsidiaries control, accumulated other comprehensive income/loss balance as at May 31, 2010.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, we remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the first quarter of 2010 in accordance with ASC 715-60. Curtailment gains of $6 and $7 were recorded to the statement of operations in the U.S. and Canada, respectively. As a result of these remeasurements, we changed our post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 5.9% from 6.0% at December 31, 2009. In addition, as a result of the remeasurements, we were required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of these adjustments was to decrease post-retirement liabilities by $3 and accumulated other comprehensive loss (before tax) by $3. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $15 and accumulated other comprehensive loss (before tax) by $18.

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, we remeasured the post-retirement benefit obligation for the U.S. and recorded the impacts of this remeasurement in the second quarter of 2010 in accordance with ASC 715-60. A curtailment gain of $4 was recorded to the statement of operations in the U.S. in the second quarter of 2010. As a result of this remeasurement, we changed our post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. This resulted in a change in the weighted average post-retirement discount rate to 5.4% from 5.9% at March 31, 2010. In addition, as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. The effect of these adjustments was to increase post-retirement liabilities by $5 and accumulated other comprehensive loss (before tax) by $9.

Assuming current funding rules and current plan design, estimated 2010 cash contributions to our defined benefit pension plans and our post-retirement benefit plans are approximately $27 and $44, respectively. Our 2010 cash contributions to these plans are significantly impacted as a result of the Creditor Protection Proceedings. We continue to evaluate our pension and post-retirement benefit obligations in the context of the Creditor Protection Proceedings and as a result, these amounts may continue to change due to events or other factors that are uncertain or unknown at this time.

UK Pension Guarantee

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

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,200 as at January 2009. In January 2010, The Pensions Regulator, purporting to act under The Pensions Act 2004 (U.K.) (U.K. Statute), issued a “warning notice” (Warning Notice) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to issue a financial support direction (FSD) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI as targets of a procedure before the determination panel of The Pensions Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court, which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010 but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending. On August 5, 2010, a U.S. Magistrate Judge issued a report and recommendation that the order of the U.S. Court be affirmed. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of The Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the determinations panel of The Pension Regulator issued a determinations notice indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On July 23, 2010, certain Nortel entities filed an appeal of the determinations notice with the U.K. appeal tribunal. As a result, as of the date hereof, no FSD has been issued. We are of the view that the determinations notice and any FSD are null and void given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has indemnified the U.K. pension trust for any amounts due that NNUK does not pay under a Funding

Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement NNL has indemnified the trustees of the U.K. defined benefit pension plan on the insolvency of NNUK and consequent windup of such plan. We have recorded a liability of $651 representing our current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to these claims. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted. See note 14 to the accompanying unaudited condensed consolidated financial statements.

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

Outstanding Share Data

As of August 6, 2010, we had 498,206,366 NNC common shares outstanding.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of June 30, 2010, the accruals on the consolidated balance sheet for environmental matters were $9. Based on information available as of June 30, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities underway at six sites that are either currently or previously owned. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $9. At one additional site, an agreement has been reached to settle obligations through the claim process. The amount is not material.

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at two Superfund sites in the U.S. for which our liability remains unresolved. At both of the Superfund sites, we are considered a de minimis potentially responsible party. A de minimis potentially responsible party is generally considered to have contributed less than 1% (depending on the circumstances) of the total hazardous waste at a Superfund site. An estimate of our share of the anticipated remediation costs associated with such Superfund sites is included in the environmental accruals of $9 referred to above. At one additional superfund site, an agreement has been reached to settle obligations through the claim process. The amount is not material.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business and maximize the value of our businesses; obtain required approvals and successfully consummate pending and future divestitures; ability to satisfy transition services agreement obligations in connection with the divestiture of operations; successfully conclude ongoing discussions for the sale of our other assets or businesses; develop, obtain required approvals for, and implement a court approved plan; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of our jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; access the EDC Facility given the current discretionary nature of the facility, or arrange for alternative funding; if necessary, arrange for sufficient debtor-in-possession or other financing; continue to have cash management arrangements and obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the French Administrator, the French Liquidator, the Israeli Administrators, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; maintain R&D investments; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; operate our business effectively under the new organizational structure, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the U.S. principal officer, and work effectively with the U.K. Administrators, French Administrator, French Liquidator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees; retain, or if necessary, replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be ascribed pursuant to any court approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: the sustained economic downturn and volatile market conditions and resulting negative impact on our business, results of operations and financial position and its ability to accurately forecast its results and cash position; cautious capital spending by customers as a result of factors including current economic uncertainties; fluctuations in foreign currency exchange rates; any requirement to make larger contributions to defined benefit plans in the future; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; any negative developments associated with our suppliers and contract manufacturers including our reliance on certain suppliers for key optical networking solutions components and on one supplier for most of its manufacturing and design functions; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our products; significant competition, competitive pricing practices, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; a failure to protect our intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; and changes in regulation of the Internet or other regulatory changes.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO) John M. Doolittle, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at June 30, 2010. Based on this evaluation, management, including the CFO, have concluded that our disclosure controls and procedures as at June 30, 2010 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. During the second quarter of 2010, we completed two additional business divestitures and continued to streamline our business infrastructure and implement processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes continued to materially affect our internal control over financial reporting during the second quarter of 2010 or are reasonably likely to continue to materially affect our internal control over financial reporting in the future. Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, while maintaining effective control over financial reporting.

PART II

OTHER INFORMATION

Capitalized terms used in this Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 1.	Legal Proceedings

There have been no material developments in our material legal proceedings as previously reported in our 2009 Annual Report and in our First Quarter 2010 Quarterly Report on Form 10-Q. For additional discussion of other material legal proceedings, see “Contingencies” in note 23 of the accompanying unaudited condensed combined and consolidated financial statements.

ITEM 1A. Risk Factors

Certain statements in this report may contain words such as “could”, “expect”, “may”, “should”, “will”, “anticipate”, “believe”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings are having a direct impact on our business and are exacerbating these risks and uncertainties. In particular, the risks described herein and in our 2009 Annual Report could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the three-month period ended June 30, 2010, no NNC common shares were issued in accordance with the settlement. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

Exhibit No.	Description

10.1	George Riedel Letter Agreement dated April 29, 2010.

10.2*	Share Purchase Agreement by and between Nortel Networks Limited and Telefonaktiebolaget LM Ericsson (PUBL) Relating To Shares of Capital Stock of LG-NORTEL Co. LTD. dated April 21, 2010 (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2010).

31	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS CORPORATION

(Registrant)

Chief Financial Officer	Chief Accounting Officer

/S/ JOHN M. DOOLITTLE	/S/ CLARKE GLASPELL
John M. Doolittle Senior Vice-President, Corporate Services and Chief Financial Officer	Clarke Glaspell Controller

Date: August 13, 2010