Form 10-Q
period 2010-09-30
NORTEL NETWORKS CORP
filed 2010-11-12
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 8, 2010.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Products	$72	$865	$478	$2,582
Services	13	77	114	223

Total revenues	85	942	592	2,805

Cost of revenues:
Products	81	484	452	1,476
Services	7	24	40	75

Total cost of revenues	88	508	492	1,551

Gross profit	(3)	434	100	1,254

Selling, general and administrative expense	108	141	409	494
Research and development expense	3	173	106	574
Amortization of intangible assets	—	(1)	—	(2)
Loss (gain) on sales of businesses and sales and impairments of assets	—	15	3	(1)
Other operating expense (income) — net (note 6)	(94)	44	(250)	41

Operating earnings (loss)	(20)	62	(168)	148
Other income (expense) — net (note 6)	(18)	57	14	17
Interest expense (contractual interest expense for the three and nine months ended September 30, 2010 was $81 and $237, respectively (2009 — $79 and $236, respectively))
Long-term debt	(77)	(75)	(227)	(224)
Other	—	—	—	(1)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net loss of associated companies and Equity Investees	(115)	44	(381)	(60)
Reorganization items — net (note 5)	(529)	(224)	(1,420)	(290)

Loss from continuing operations before income taxes, and equity in net loss of associated companies and Equity Investees	(644)	(180)	(1,801)	(350)
Income tax benefit (expense)	4	(8)	37	(21)

Loss from continuing operations before equity in net loss of associated companies and Equity Investees	(640)	(188)	(1,764)	(371)
Equity in net earnings (loss) of associated companies — net of tax	—	(2)	(1)	(3)
Equity in net loss of Equity Investees (note 22)	—	(159)	(50)	(448)

Net loss from continuing operations	(640)	(349)	(1,815)	(822)
Net earnings (loss) from discontinued operations — net of tax (note 4)	(5)	(157)	28	(451)

Net loss	(645)	(506)	(1,787)	(1,273)
Income attributable to noncontrolling interests	(4)	(2)	(11)	(16)

Net loss attributable to Nortel Networks Corporation	$(649)	$(508)	$(1,798)	$(1,289)

Basic and diluted loss per common share — continuing operations	$(1.29)	$(0.70)	$(3.66)	$(1.68)

Total and diluted basic loss per common share	$(1.30)	$(1.02)	$(3.60)	$(2.58)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,686	$1,998
Short-term investments	—	18
Restricted cash and cash equivalents	177	92
Accounts receivable — net	193	625
Inventories — net	29	183
Deferred income taxes — net	—	24
Other current assets	272	348
Assets held for sale (note 8)	269	272
Assets of discontinued operations (note 4)	18	148

Total current assets	2,644	3,708

Restricted cash	3,062	1,928
Investments	—	117
Plant and equipment — net	132	688
Goodwill	—	9
Intangible assets — net	—	51
Deferred income taxes — net	—	10
Other assets	112	177

Total assets	$5,950	$6,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$155	$294
Payroll and benefit-related liabilities	85	128
Contractual liabilities	82	93
Restructuring liabilities (notes 10 and 11)	6	4
Other accrued liabilities (note 6)	145	660
Liabilities held for sale (note 8)	9	205
Liabilities of discontinued operations (note 4)	29	53

Total current liabilities	511	1,437

Long-term liabilities
Long-term debt	—	41
Investment in net liabilities of Equity Investees (note 22)	—	534
Deferred income taxes — net	—	7
Other liabilities (note 6)	50	226

Total long-term liabilities	50	808

Liabilities subject to compromise (note 20)	9,317	7,358
Liabilities subject to compromise of discontinued operations	117	129

Total liabilities	9,995	9,732

Guarantees, commitments, contingencies and subsequent events (notes 2, 14, 16, 23 and 24)

SHAREHOLDERS’ DEFICIT
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 498,206,366 as of September 30, 2010 and December 31, 2009 respectively	35,604	35,604
Additional paid-in capital	3,597	3,623
Accumulated deficit	(43,675)	(41,876)
Accumulated other comprehensive loss	(189)	(1,124)

Total Nortel Networks Corporation shareholders’ deficit	(4,663)	(3,773)
Noncontrolling interests	618	729

Total shareholders’ deficit	(4,045)	(3,044)

Total liabilities and shareholders’ deficit	$5,950	$6,688

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Nine Months Ended September 30,
	2010	2009
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Corporation	$(1,798)	$(1,289)
Net (earnings) loss from discontinued operations — net of tax	(28)	451
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	51	139
Non-cash portion of cost reduction activities	—	18
Equity in net loss of associated companies — net of tax	1	3
Equity in net loss of Equity Investees (note 22)	50	448
Share-based compensation expense	—	73
Deferred income taxes	(6)	8
Pension and other accruals	83	153
Gain on sales of businesses and impairments of assets — net	2	1
Income attributable to noncontrolling interests — net of tax	11	16
Reorganization items — non cash	1,279	265
Other — net	424	(479)
Change in operating assets and liabilities (note 6)	129	418

Net cash from (used in) operating activities — continuing operations	198	225
Net cash from (used in) operating activities — discontinued operations	(377)	(4)

Net cash from (used in) operating activities	(179)	221

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(8)	(26)
Proceeds on disposals of plant and equipment	—	87
Change in restricted cash and cash equivalents	(1,221)	(82)
Decrease in short and long-term investments	24	40
Acquisitions of investments and businesses — net of cash acquired	(3)	(1)
Proceeds from the sales of investments and businesses and assets — net	987	6

Net cash from (used in) investing activities — continuing operations	(221)	24
Net cash from (used in) investing activities — discontinued operations	203	7

Net cash from (used in) investing activities	(18)	31

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(19)	(6)
Decrease in notes payable	—	(41)
Repayments of capital leases	(4)	(7)

Net cash from (used in) financing activities — continuing operations	(23)	(54)
Net cash from (used in) financing activities — discontinued operations	(77)	(29)

Net cash from (used in) financing activities	(100)	(83)

Effect of foreign exchange rate changes on cash and cash equivalents	11	51
Reduction of cash and cash equivalents of deconsolidated subsidiaries	(26)	—

Net cash from (used in) continuing operations	(61)	246
Net cash from (used in) discontinued operations	(251)	(26)

Net increase (decrease) in cash and cash equivalents	(312)	220
Cash and cash equivalents at beginning of the period	1,998	2,397
Less cash and cash equivalents of Equity Investees	—	(761)

Adjusted cash and cash equivalents at beginning of the period	1,998	1,636
Cash and cash equivalents at end of the period	1,686	1,856
Less cash and cash equivalents of discontinued operations at end of the period	—	(346)

Cash and cash equivalents of continuing operations at end of the period	$1,686	$1,510

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and nine months ended September 30, 2010 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2009 Annual Report”) and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

As further described in note 2, beginning on the Petition Date, Nortel and certain of its subsidiaries in Canada, the U.S., and in certain Europe, the Middle East and Africa (“EMEA”) countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. The unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; (d) as to operations, the effect of any future changes that may be made in Nortel’s business; or (e) as to divestiture proceeds held in escrow by NNL, the final allocation of these proceeds as between various Nortel legal entities, including entities that are not consolidated in these condensed consolidated financial statements, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

The ongoing Creditor Protection Proceedings and completed and any future divestitures of Nortel’s businesses and assets raise substantial doubt as to whether Nortel will be able to continue as a going concern. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. Nortel has continued to operate its remaining businesses by renewing and seeking to grow its business with existing customers, competing for new customers, continuing research and development (“R&D”) investments in product portfolios until the related businesses or assets are sold, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court-approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the unaudited condensed consolidated financial statements. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Comparative Figures

Certain of Nortel’s subsidiaries in EMEA, Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”) and Nortel Networks (Ireland) Limited (collectively, “EMEA Subsidiaries”) and their subsidiaries (collectively, the “Equity Investees”), had been accounted for under the equity method from January 14, 2009 (“Petition Date”) until May 31, 2010 at which date Nortel concluded that it no longer exercised significant influence over the operating and financial policies of the EMEA Subsidiaries due to the significance of the completed dispositions, the ongoing role and decision making authority of the U.K. Administrators, and as Nortel is not committed to provide further support to the Equity Investees. Commencing June 1, 2010, Nortel accounts for its investments in the EMEA Subsidiaries as an investment by the cost method. As a result, the financial position and results of operations of the Equity Investees are not reflected in these consolidated results after May 31, 2010. In the context of the Creditor Protection Proceedings, Nortel continues to evaluate the method of accounting for all of its subsidiaries.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Certain 2009 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current presentation. Certain 2009 results have been recast to reflect discontinued operations. See note 4.

Liquidation of Subsidiaries

With the completed sales of substantially all of Nortel’s businesses, Nortel is focused on maximizing proceeds and cash flows with respect to remaining assets. This includes the winding up of Nortel’s remaining operations and subsidiaries globally, which may involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Events may impact when, and if, an entity is deemed to be in liquidation including local statutory requirements and court approvals. As such approvals and events occur, Nortel will evaluate whether a change in basis of accounting is appropriate, and in all such cases, Nortel will assess the carrying values of those entities’ assets when it appears likely entities will be approved for liquidation. Generally, Nortel expects that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity prospectively on a cost investment basis. Nortel recorded nil and a loss of $74 for the three and nine months ended September 30, 2010, respectively, related to the liquidation of 7 entities, which are included in reorganization items. Subsequent to September 30, 2010, events have occurred resulting in certain additional entities being placed in liquidation or pending approval to be liquidated.

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

On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its businesses. To date, Nortel has completed divestitures of substantially all of our businesses including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd., to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components (“Packet Core Assets”) to Hitachi, Ltd. (“Hitachi”); (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd. (“Radware”); (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corp. (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); and (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson. In addition, Nortel has completed a court-approved bidding process and has received court approvals in the U.S. and Canada for the planned divestiture of substantially all of the assets of its global Multi Service Switch (MSS) business to Ericsson.

Since June 2009, approximately $3,150 in net proceeds have been generated through the completed sales of businesses. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (“NBS”) was established in 2009 to provide global transitional services to purchasers of Nortel’s businesses, in fulfillment of contractual obligations under transition services agreements (“TSAs”) entered into in connection with the sales of Nortel’s businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology (IT), research and development (R&D), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of up to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of Nortel’s remaining accounts receivable, inventory and real estate assets, independent of the TSAs.

A core corporate group (“Corporate Group”) was also established in 2009 and continues to be focused on a number of key actions, including the sale of remaining businesses and assets as well as exploring strategic alternatives to maximize the value of Nortel’s intellectual property. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the Creditor Protection Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to Nortel’s affiliates around the world while completing the orderly wind down of the remaining operations.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

With the sale of substantially all of our businesses, the interdependency between the debtor estates is expected to continue to diminish, and thus the estates have started to prepare for the separation of various corporate functions to allow each estate to become standalone. An extensive analysis is underway to segregate most of these functions such that the Canadian Debtors and the U.S. Debtors can operate independent of one another.

Nortel is seeking expressions of interest from potential buyers and partners regarding options that could maximize the value of its intellectual property portfolio. No decision has been made as to how to realize this value, whether through sale, licensing, some combination of the two or other alternatives. The solicitation process is being conducted in a manner similar to the court-approved sales of its significant businesses and is expected to take several months.

CCAA Proceedings

On January 14, 2009 (“Petition Date”), Nortel, NNL and certain other Canadian subsidiaries (“Canadian Debtors”) obtained an initial order (“Initial Order”) from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the Companies’ Creditors Arrangement Act (“CCAA”), which has since been extended to February 28, 2011 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until February 28, 2011, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings (as defined below) and the CCAA Proceedings on matters of concern to both courts.

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

On July 12, 2010, the U.S. Debtors filed their proposed plan of reorganization (the “Plan”) under Chapter 11 with the U.S. Court. Pursuant to the Plan, each U.S. Debtor will either be reorganized to the extent the U.S. Debtors determine it is necessary or beneficial to do so for the purpose of fulfilling its obligations under the asset sale agreements and TSAs, selling or otherwise disposing of its assets and fulfilling its obligations under the Plan, or will be liquidated. The U.S. Debtors filed a proposed disclosure statement for the Plan with the U.S. Court on September 3, 2010. The effectiveness of the Plan and the U.S. Debtors’ exit of the Chapter 11 Proceedings is subject to several conditions, including U.S. Court approval of the disclosure statement, as amended, obtaining the requisite number of votes in favor of the Plan from the solicited creditors of each U.S. Debtor, confirmation of the Plan by order of the U.S. Court and the satisfaction of other conditions precedent.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The U.K. Administration Proceedings have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

Certain of Nortel’s Israeli subsidiaries (“Israeli Debtors”) commenced separate creditor protection proceedings in Israel (“Israeli Administration Proceedings”). On January 19, 2009, an Israeli court (“Israeli Court”) appointed administrators over the Israeli Debtors (“Israeli Administrators”). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings. On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (“French Court”) ordered the commencement of secondary proceedings in respect of NNSA (“French Secondary Proceedings”). The French Secondary Proceedings consist of liquidation proceedings during which NNSA is no longer authorized to continue its business operations.

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

Significant Business Divestitures — Year to Date 2010 Developments

Optical Networking and Carrier Ethernet Businesses

On March 19, 2010, NNC announced that it, NNL, and certain of its subsidiaries, including NNI and NNUK, had completed the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena and that Ciena had elected, as permitted by the terms of the sale, to replace the $239 principal amount of convertible notes with cash consideration of $244, and thus pay an all cash purchase price of approximately $774. The purchase price was decreased at closing for a working capital adjustment of approximately $62. The purchase price has been finalized and the sales proceeds were subject to a further working capital downward adjustment of $19 in the second quarter of 2010. In conjunction with the sale of our Ottawa Carling Campus, Nortel is required to exercise its early termination rights on the facility lease with Ciena and will be required to pay Ciena $33.5 at closing. See discussion below on Sale of Ottawa Carling Campus for further information. The related Optical Networking and Carrier Ethernet businesses’ financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $535 in the nine months ended September 30, 2010.

GSM/GSM-R Business

On March 31, 2010, NNC announced that it had completed the sale of substantially all of the assets of its global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The purchase price with respect to the sale to Ericsson has been finalized and the sales proceeds were subject to a working capital downward adjustment of $6. The purchase price with respect to the sale to Kapsch is also subject to a further working capital adjustment pending finalization between the parties. The related GSM/GSM-R business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S.GAAP. Nortel recognized a gain on disposal of $114 in the nine months ended September 30, 2010.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CVAS Business

On May 28, 2010, Nortel announced that it had completed the sale of substantially all of its assets of the CVAS business globally to GENBAND for a purchase price of $282, subject to balance sheet and other adjustments currently estimated at approximately $100, resulting in net proceeds of approximately $182. The balance sheet adjustments are pending finalization between the parties. The related financial results of operations of the CVAS business have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $191 in the nine months ended September 30, 2010.

LGN Joint Venture

On June 29, 2010, Nortel announced it had completed the sale of its 50% plus 1 share interest in LGN to Ericsson for $242 in cash, subject to certain purchase price adjustments. The purchase price has now been finalized. The related financial results of operations of LGN have been classified as discontinued operations retrospectively (see note 4) beginning in the second quarter of 2010 as they met the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $53 in the nine months ended September 30, 2010.

MSS Business

On August 27, 2010, Nortel announced that it, NNL, and certain of Nortel’s other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with PSP Holding LLC, a special purpose entity to be fully funded at closing by Marlin Equity Partners (“Marlin”) and Samnite Technologies Inc., a communications technology company based in Ottawa, for the planned sale of substantially all of its North American, CALA and Asian MSS business, and an asset sale agreement with Marlin for the sale of substantially all of the assets of the EMEA portion of its MSS business for a purchase price of $39 in cash. On September 24, 2010, Nortel concluded a successful auction. Ericsson emerged as the successful bidder, for the sale of substantially all assets of the MSS business globally, for a purchase price of $65 in cash. The agreements are subject to certain working capital and other purchase price adjustments. The agreements also include the planned sale of the associated Data Packet Network and Shasta Services Edge router groups. They also include certain intellectual property related to the MSS business. The sale was approved by the U.S. and Canadian courts on September 30, 2010. The sale is subject to approvals by certain court appointed administrators in EMEA, as well as regulatory approvals and other customary closing conditions. In some EMEA jurisdictions, this transaction is also subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale. The parties are targeting to close the sale early in the first quarter of 2011.

The related MSS business assets and liabilities were classified as held for sale beginning in the third quarter of 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the MSS business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets as held for sale. The related financial results of operations of the MSS business have not been classified as discontinued operations as they were not deemed to have met the definition of a component of an entity as required under U.S. GAAP.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China and India. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold. None of these adjustments have materially changed, or are expected to materially change, the purchase price associated with the divestitures discussed above (other than as described above). Nortel has finalized the purchase price with respect to the sale of its CDMA business and LTE assets, Optical Networking and Carrier Ethernet businesses, GSM business sold to Ericsson, and NNL’s interest in LGN. In addition, purchase price adjustments in relation to transactions solely involving the Equity Investees that occurred subsequent to May 31, 2010 have not been reflected in these financial statements.

Transition Services Agreement

Nortel entered into TSAs in connection with certain of the completed divestitures discussed above and is contractually obligated under such TSAs to provide transition services to certain purchasers of its businesses and assets.

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

In connection with the planned sale of substantially all of our MSS business, subject to completion of the divestiture, at closing, we expect to enter into a TSA with Ericsson pursuant to which we would agree to provide certain transition services commencing at the closing of the transaction and continuing through no later than June 30, 2011.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Sale of Ottawa Carling Campus

On October 19, 2010, Nortel announced that as part of our focus on maximizing value for our stakeholders, NNL and NNTC entered into a sale agreement with Public Works and Government Services Canada (PWGSC) for the sale of its Ottawa Carling Campus, for a cash purchase price of CAD$208. The sale, targeted to close at end of year, is subject to customary closing conditions as well as approval of certain governmental authorities. The Canadian Court approved the sale on November 8, 2010.

The sale agreement provides for Nortel to continue to occupy parts of the Ottawa Carling Campus for varying periods of time to facilitate its continuing work on its global restructuring including work under the TSA with the various buyers of its sold businesses. All other existing leases will be assumed by PWGSC, including leases with buyers of its sold businesses. With respect to the lease with Ciena, the purchaser of the Optical Networking and Carrier Ethernet business, Nortel was directed by PWGSC under the sale agreement to exercise, on closing, its early termination rights under the lease, shortening the lease from 10 years to 5 years. This will result, pursuant to the lease with Ciena, in the repayment to Ciena of $33.5 from the escrowed sale proceeds from the business sale.

The sale agreement further provides that at closing title will be delivered free and clear of all encumbrances, including the Ottawa Charge in favor of NNI with respect to the NNI Loan Agreement, under which $75 million plus accrued interest is outstanding and is due on December 31, 2010. NNL intends to repay this outstanding amount with the proceeds from the sale of the Ottawa Carling Campus.

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

Divestiture Proceeds Received

As of September 30, 2010, of the approximately $3,150 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,134 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$924 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$631 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of Nortel’s North American GSM business;

(g)	$21 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

(h)	$155 from the sale of substantially all of the assets of Nortel’s CVAS business;

(i)	$234 from the sale of Nortel’s 50% plus 1 share interest in LGN; and

(j)	$4 from the sale of various Nortel business assets.

Of the $3,134 in proceeds received from divestitures as of September 30, 2010, $2,828 is being held in escrow and an additional $234, reflecting proceeds from the sale of LGN, is included in restricted cash which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of proceeds held in escrow among the various Nortel legal entities, including entities that are not consolidated in the condensed consolidated financial statements, has not yet occurred and may be materially different from the NNC classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

Over the past several months, the Canadian Debtors, Canadian Monitor, U.S. Debtors, EMEA Debtors, U.K. Administrators, U.S. Creditors’ Committee, Bondholder Group and certain other interested parties (Mediation Parties) have held discussions in an attempt to agree to allocation of the sale proceeds now held in escrow and to reach resolution of all inter-estate matters. As a result of these efforts, the Mediation Parties have agreed that the proceeds allocation process, as well as the process for settling certain inter-estate claims, would be aided by the appointment of a neutral mediator to review the positions and viewpoints of the various Mediation Parties. A confidential, non-binding mediation has been scheduled during the period from November 11 to 16, 2010. No assurances can be given over the outcome of the mediation process.

As of September 30, 2010, a further $140 in the aggregate was expected to be received in connection with the divestitures of substantially all of Nortel’s CDMA business and LTE Access assets, ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, substantially all of the assets of Nortel’s global GSM/GSM-R and CVAS businesses, subject to the satisfaction of various conditions including performance under the TSAs. As the conditions are satisfied, amounts receivable will be recognized as additional gains on sales. Such amounts, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to September 30, 2010, Nortel’s escrow agent has received nil of the $140.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

On July 30, 2009, Nortel announced that the Canadian Court approved a claims process in Canada in connection with the CCAA Proceedings. Pursuant to this claims process, subject to certain exceptions, proofs of claim for claims arising prior to the Petition Date had to be received by the Canadian Monitor by no later than September 30, 2009. This claims bar date does not apply to certain claims, including inter-company claims as between the Canadian Debtors or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proofs of claim for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to, or must be, received by the Canadian Monitor by the later of September 30, 2009 or 30 days after a proof of claim package has been sent by the Canadian Monitor to the person in respect of such claim. On September 16, 2010, the Canadian Court approved a methodology for the review and determination of claims filed against the Canadian Debtors. Also on September 16, 2010, the Canadian Court and U.S. Court approved a cross-border claims protocol to address the level of cooperation and consultation on issues between the Canadian Debtors and the U.S. Debtors with respect to overlapping and same-creditor’s claims between the two debtor estates. The U.K. Administrators commenced an informal creditor claim submission and evaluation process in July 2010. Creditors will also have the opportunity to take part in a formal claims admission and proving process in accordance with English insolvency law provisions in due course.

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

The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 for additional information about claims.

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

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (“APAC Agreement Subsidiaries”) in the Asia Pacific (“APAC”) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into an Asia Restructuring Agreement (“APAC Agreement”). Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the APAC Agreement Subsidiaries’ net intercompany debt outstanding as of the Petition Date (“Pre-Petition Intercompany Debt”) to the Canadian Debtors, the U.S. Debtors

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

and the EMEA Debtors (including NNSA). A further portion of the Pre-Petition Intercompany Debt will be repayable from time to time only to the extent of such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals.

Other Contracts and Debt Instruments

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to February 28, 2011. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Workforce Reductions; Employee Compensation Program Changes

Nortel has taken and expects to take further, ongoing workforce and other cost reduction actions as it works through the Creditor Protection Proceedings. On the Petition Date, Nortel employed approximately 30,300 employees globally. Through the sales of Nortel’s businesses and cost reduction activities, including the 5,000 net reductions announced on February 25, 2009, Nortel has reduced the workforce to approximately 2,000 employees as of September 30, 2010. Given the Creditor Protection Proceedings, Nortel has discontinued all remaining activities under its previously announced restructuring plans as of the Petition Date. For further information, see the “Post-Petition Date Cost Reduction Activities” note 11 of these condensed consolidated interim financial statements.

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

The Settlement Agreement provided that Nortel would continue to administer the Nortel Networks Negotiated Pension Plan and the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan (“Canadian Pension Plans”) until September 30, 2010, at which time these Canadian Pension Plans were transitioned, in accordance with the Ontario Pension Benefits Act, to Morneau Sobeco, a new administrator

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

appointed by the Office of the Superintendent of Financial Services. Nortel, as well as the Canadian Monitor, took all reasonable steps to complete the transfer of the administration of the Canadian Pension Plans to the new administrator. Nortel continued to fund these Canadian Pension Plans consistent with the current service and special payments Nortel had been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter continued to make current service payments until September 30, 2010.

For the remainder of 2010, Nortel will continue to pay medical and dental benefits to Nortel pensioners and survivors and Nortel LTD beneficiaries in accordance with the current benefit plan terms and conditions. Life insurance benefits will continue unchanged until December 31, 2010 and will continue to be funded consistent with 2009 funding. Further, Nortel will pay income benefits to the LTD beneficiaries and to those receiving survivor income benefits and survivor transition benefits through December 31, 2010. The employment of the LTD beneficiaries will terminate on December 31, 2010. The parties have agreed to work toward a court-approved distribution, in 2010, of the assets of Nortel’s Health and Welfare Trust, the vehicle through which Nortel generally has historically funded these benefits, with the exception of the income benefits described above, which Nortel will pay directly. The Canadian Court approved the Canadian Monitor’s motion regarding a proposed allocation methodology with respect to the funds held in the Health and Welfare Trust for distribution to beneficiaries of the trust.

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

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of FASB ASC 852 — Reorganizations (“ASC 852”) and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors that are included in the condensed consolidated financial statements as at September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. The condensed combined statements of operations exclude the Canadian Debtors’ and U.S. Debtors’ interests in the results of operations of non-Debtor subsidiaries.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Contractual Interest Expense on Outstanding Long-Term Debt

During the three and nine months ended September 30, 2010, Nortel has continued to accrue for interest expense of $77 and $223, respectively (three and nine months ended September 30, 2009 — $71 and $211, respectively), in its normal course of operations related to debt issued by NNC and NNL in Canada until Nortel obtains a claims determination order that adjudicates the claims. However, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized and, as a result interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors.

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

Certain proceeds from the divestiture sales, as discussed in note 2, are being held in escrow by NNL until the jurisdictions can determine the proceeds allocations and are not available to fund operations.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENT OF OPERATIONS (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Product revenues:
Third party	$27	$747	$310	$2,010
Non-Debtor subsidiaries	3	40	33	239
Inter-Debtor	—	(1)	—	(1)
Service revenues (Third party)	5	103	111	283

Total revenues	35	889	454	2,531

Product cost of revenues:
Third party	45	375	320	1,023
Non-Debtor subsidiaries	4	54	35	224
Inter-Debtor	—	—	—	—
Service cost of revenues (Third party)	1	53	45	156

Total cost of revenues	50	482	400	1,403

Gross profit	(15)	407	54	1,128

Selling, general and administrative expense	96	2	356	434
Research and development expense	3	179	110	579
Other charges	(1)	43	—	39
Loss on sales of businesses and assets and impairment of assets	—	13	28	2
Other operating expense (income) — net	(89)	—	(224)	(1)

Operating earnings (loss)	(24)	170	(216)	75
Other income (expense) — net	(23)	94	74	(12)
Interest income	—	—	12	—
Interest expense
Long-term debt	(77)	(73)	(225)	(218)
Other	—	—	—	(1)

Earnings (loss) from continuing operations before reorganization items, income taxes and equity in net loss of debtor companies	(124)	191	(355)	(156)
Reorganization items — net	(545)	(253)	(1,025)	(872)

Loss from continuing operations before income taxes and equity in net loss of debtor companies	(669)	(62)	(1,380)	(1,028)
Income tax benefit (expense)	5	(1)	35	(7)

Loss from continuing operations before equity in net loss of debtor companies	(664)	(63)	(1,345)	(1,035)
Equity in net loss of associated companies — net of tax	—	(113)	(72)	(502)

Net loss from continuing operations attributable to Debtors, including noncontrolling interests	(664)	(176)	(1,417)	(1,537)
Net earnings (loss) from discontinued operations — net of tax	(1)	(145)	31	(358)

Net loss attributable to Debtors including noncontrolling interests	(665)	(321)	(1,386)	(1,895)
Income attributable to noncontrolling interests	(3)	(2)	(7)	(8)

Net loss attributable to Debtors	$(668)	$(323)	$(1,393)	$(1,903)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED BALANCE SHEET (unaudited)

(Millions of U.S. Dollars)

	September 30, 2010	December 31, 2009
ASSETS
Current assets
Cash and cash equivalents	$1,087	$1,132
Short-term investments	—	18
Restricted cash and cash equivalents	94	80
Accounts receivable — net:
Third parties	28	224
Non-Debtor subsidiaries	464	570
Debtor subsidiaries	—	—
Inventories — net	17	68
Other current assets	198	258
Assets held for sale	265	234
Assets of discontinued operations	14	120

Total current assets	2,167	2,704

Restricted cash	3,062	1,928
Investments	—	24
Investments in non-Debtors / Debtor subsidiaries	390	311
Plant and equipment — net	100	566
Other assets	112	155

Total assets	$5,831	$5,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$35	$99
Trade and other accounts payable to non-Debtor subsidiaries	141	198
Payroll and benefit-related liabilities	67	97
Contractual liabilities	3	4
Restructuring liabilities	5	3
Other accrued liabilities	92	331
Liabilities held for sale	5	178
Liabilities of discontinued operations	24	43

Total current liabilities	372	953

Long-term liabilities
Other liabilities	32	62

Total long-term liabilities	32	62

Liabilities subject to compromise	9,929	9,015
Liabilities subject to compromise of discontinued operations	118	129

Total liabilities	10,451	10,159

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(5,174)	(5,018)
Noncontrolling interests in Debtors	554	547

Total shareholders’ deficit	(4,620)	(4,471)

Total liabilities and shareholders’ deficit	$5,831	$5,688

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENT OF CASH FLOWS (unaudited)

(Millions of U.S. Dollars)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Cash flows from (used in) operating activities
Net loss	$(1,393)	$(1,903)
Net (earnings) loss from discontinued operations	(31)	358
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items — net	885	865
Other adjustments (a)	722	637

Net cash from (used in) operating activities — continuing operations	183	(43)
Net cash from (used in) operating activities — discontinued operations	(275)	2

Net cash from (used in) operating activities	(92)	(41)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(8)	(18)
Proceeds on disposal of plant and equipment	—	86
Change in restricted cash and cash equivalents	(1,151)	(79)
Decrease in short and long-term investments	24	40
Acquisitions of investments and businesses — net	—	1
Proceeds from the sales of investments and businesses — net	900	44

Net cash from (used in) investing activities — continuing operations	(235)	74
Net cash from (used in) investing activities — discontinued operations	275	(2)

Net cash from (used in) investing activities	40	72

Cash flows from (used in) financing activities
Repayments of capital lease obligations	(4)	(6)

Net cash from (used in) financing activities — continuing operations	(4)	(6)
Net cash from (used in) financing activities — discontinued operations	—	—

Net cash from (used in) financing activities	(4)	(6)

Effect of foreign exchange rate changes on cash and cash equivalents	11	15

Net cash from (used in) continuing operations	(45)	40
Net cash from (used in) discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	(45)	(40)
Cash and cash equivalents at beginning of the period	1,132	918

Cash and cash equivalents at end of the period	1,087	958
Less cash and cash equivalents of discontinued operations at end of the period	—	—

Cash and cash equivalents of continuing operations at end of the period	$1,087	$958

(a)	The operating section of the condensed combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items — net.

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

4. Discontinued Operations

ES

On December 18, 2009 Nortel completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. to Avaya for $908 in cash, with an additional pool of $15 reserved by Avaya for an employee retention program, subject to certain purchase price adjustments and withholding taxes. As a result of the sale, Nortel recognized a gain of $756 in the fourth quarter of 2009.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table summarizes certain financial information of the ES business, which includes DiamondWare, Ltd. and NGS for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operations
Total revenues	$—	$353	$11	$1,064

Loss from discontinued operations before income taxes	$(3)	$(164)	$(12)	$(488)
Income tax benefit (expense)	—	—	—	—
Income attributable to noncontrolling interests	—	—	—	—

Net loss from discontinued operations — net of taxes	$(3)	$(164)	$(12)	$(488)

Disposal
Loss on disposal before income taxes	$(2)	$—	$(2)	$—
Income tax benefit (expense)	—	—	—	—

Loss on disposal, net of taxes	$(2)	$—	$(2)	$—

Net loss from discontinued operations, net of taxes	$(5)	$(164)	$(14)	$(488)

The ES operating results for the three and nine months ended September 30, 2010 and 2009 exclude the ES business results of the Equity Investees. The net loss from discontinued operations for the nine months ended September 30, 2009 includes a goodwill impairment loss of $48.

Certain assets and liabilities related to the ES business were not transferred to Avaya and continue to be classified as assets and liabilities of discontinued operations. These assets and liabilities are expected to be reduced as the Creditor Protection Proceedings progress. The remaining assets and liabilities related to the operations of the ES business for the periods presented are as follows:

	September 30, 2010	December 31, 2009
Assets
Accounts receivable — net	$5	$103
Inventories — net	6	10
Other current assets	7	31
Plant and equipment — net	—	4

Assets of discontinued operations	$18	$148

Liabilities
Trade and other accounts payable	$10	$9
Employee related liabilities	1	13
Other current liabilities	18	31

Liabilities of discontinued operations	$29	$53

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

LGN

On June 29, 2010, Nortel completed the sale of NNL’s 50% plus 1 share interest in LGN to Ericsson for $242 in cash, subject to certain purchase price adjustments and taxes. As a result of the sale, Nortel has recognized a gain of $53 during the nine months ended September 30, 2010. The following table summarizes certain financial information of the LGN business for the presented periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operations
Total revenues	$—	$102	$210	$489

Earnings (loss) from discontinued operations before income taxes	$—	$9	$(17)	$80
Income tax benefit (expense)	—	(2)	2	(26)
Equity in net earnings (loss) of associated companies — net of tax	—	1	—	2
Income attributable to noncontrolling interests	—	(1)	4	(19)

Net earnings (loss) from discontinued operations before disposal — net of taxes	$—	$7	$(11)	$37

Disposal
Gain (loss) on disposal before income taxes	$—	$—	$84	$—
Income tax benefit (expense)	—	—	(31)	—

Gain on disposal, net of taxes	$—	$—	$53	$—

Net earnings (loss) from discontinued operations — net of taxes	$—	$7	$42	$37

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

5. Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Professional fees (a)	$(47)	$(33)	$(127)	$(86)
Interest income (b)	3	3	10	13
Lease repudiation (c)	—	34	(3)	57
Employee incentive plans (d)	(10)	(4)	(31)	(21)
Penalties (e)	—	—	—	(14)
Pension, post-retirement and post-employment plans (f)	(451)	(215)	(445)	(215)
Settlements (g)	—	—	(2)	—
Loss on deconsolidation (h)	—	—	(74)	—
Gain (loss) on divestitures (i)	(25)	—	840	—
Loss on sale or impairment of stranded assets (j)	(4)	—	(142)	—
NNUK pension guarantee (k)	—	—	(634)	—
EMEA deconsolidation adjustment (l)	—	—	(763)	—
Other (m)	5	(9)	(49)	(24)

Total reorganization items — net	$(529)	$(224)	$(1,420)	$(290)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes amounts related to the Settlement Agreement. See note 13.
(g)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities. See note 20 for further information on settlements.
(h)	Relates to deconsolidation of certain entities in connection with the Creditor Protection Proceedings.
(i)	Relates to the gains and losses on various divestitures. See note 2.
(j)	Includes sale and impairments on certain long-lived assets. See note 8.
(k)	Relates to the NNUK pension guarantees. See note 14.
(l)	Relates to the change due to the deconsolidation of the Equity Investees and the application of the cost method of accounting. See notes 1, 18 and 22 for further information.
(m)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and foreign exchange.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel received $759 relating to reorganization items in the nine months ended September 30, 2010, attributable to $897 received for various divestitures and $3 for interest income, partially offset by $125 paid for professional fees and $16 paid for employee incentive plans.

Nortel paid $67 relating to reorganization items in the nine months ended September 30, 2009, attributable to $66 paid for professional fees, and $11 paid for Key Executive Incentive/Key Employee Retention Plans, partially offset by $10 received in interest income.

6. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the condensed consolidated statements of operations and cash flows for three and nine months ended September 30, 2010 and 2009, and the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.

Condensed consolidated statements of operations

Other operating expense (income) — net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Royalty license income — net	$(3)	$(5)	$(9)	$(8)
Litigation charges (recovery) — net	—	1	(3)	1
Billings under transition services agreements	(93)	—	(242)	—
Other — net	2	48	4	48

Other operating expense (income) — net	$(94)	$44	$(250)	$41

Other income (expense) — net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	21	—	50	—
Gain (loss) on sale and impairment of investments	$(1)	$(3)	$7	$(4)
Currency exchange gain (loss) — net	(44)	61	(44)	29
Other — net	6	(1)	1	(8)

Other income (expense) — net	$(18)	$57	$14	$17

Condensed consolidated balance sheets

Cash and cash equivalents:

Included in cash, with a corresponding accounts payable, at September 30, 2010 and December 31, 2009 is $5 and $24, respectively, collected by Nortel on behalf of purchasers related to transferred receivables as part of the various divestitures. These amounts will be remitted to the purchasers in the short term.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Restricted cash:

Restricted cash includes, in part, $72 and nil as of September 30, 2010 and December 31, 2009, respectively, related to assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel. The employee benefit trust investments of $73 were classified as a long-term investment at December 31, 2009 and reclassified to restricted cash as of June 30, 2010 due to the sale and reinvestment of the proceeds into cash equivalents.

Accounts receivable — net:

	September 30, 2010	December 31, 2009
Trade receivables	$197	$593
Notes receivable	—	3
Contracts in process	4	45

	201	641
Less: provisions for doubtful accounts	(8)	(16)

Accounts receivable — net	$193	$625

Inventories — net:

	September 30, 2010	December 31, 2009
Raw materials	$14	$53
Work in process	2	2
Finished goods	73	157
Deferred costs	9	144

	98	356
Less: provision for inventories	(69)	(129)

Inventories and long-term deferred costs — net	29	227
Less: long-term deferred costs (a)	—	(44)

Inventories — net	$29	$183

(a)	Long-term portion of deferred costs is included in other assets.

At September 30, 2010 and December 31, 2009, inventories included approximately $52 and $78, respectively, of gross inventory on consignment.

Other current assets:

	September 30, 2010	December 31, 2009
Prepaid expenses	$27	$54
Income taxes recoverable	39	30
Current investments	23	10
Other	183	254

Other current assets	$272	$348

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Plant and equipment — net:

	September 30, 2010	December 31, 2009
Cost:
Buildings	$99	$686
Machinery and equipment	366	752
Assets under capital lease	73	153
Sale lease-back assets	9	49

	547	1,640

Less accumulated depreciation:
Buildings	(64)	(262)
Machinery and equipment	(292)	(586)
Assets under capital lease	(52)	(93)
Sale lease-back assets	(7)	(11)

	(415)	(952)

Plant and equipment — net	$132	$688

Intangible assets — net:

	September 30, 2010	December 31, 2009
Cost	$—	$103
Less: accumulated amortization	—	(52)

Intangible assets — net	$—	$51

Other assets:

	September 30, 2010	December 31, 2009
Long-term deferred costs	$—	$44
Long-term inventories	—	6
Debt issuance costs	40	49
Financial assets	50	49
Other	22	29

Other assets	$112	$177

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other accrued liabilities:

	September 30, 2010	December 31, 2009
Outsourcing and selling, general and administrative related provisions	$49	$67
Customer deposits	9	6
Product-related provisions	—	22
Warranty provisions (note 14)	2	58
Deferred revenue	13	138
Advance billings in excess of revenues recognized to date on contracts (a)	8	76
Miscellaneous taxes	3	8
Income taxes payable	29	41
Deferred income taxes	—	14
Tax uncertainties (note 12)	—	83
Other	32	147

Other accrued liabilities	$145	$660

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	September 30, 2010	December 31, 2009
Pension benefit liabilities	$—	$6
Post-employment and post-retirement benefit liabilities	7	8
Restructuring liabilities (notes 10 and 11)	3	4
Deferred revenue	—	71
Tax uncertainties (note 12)	17	89
Other long-term provisions	23	48

Other liabilities	$50	$226

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Condensed consolidated statements of cash flows

Change in operating assets and liabilities — net:

	Nine Months Ended September 30,
	2010	2009
Accounts receivable — net	$281	$319
Inventories — net	36	86
Deferred costs	20	74
Income taxes	(73)	(7)
Accounts payable	(59)	64
Payroll, accrued and contractual liabilities	44	142
Deferred revenue	3	(28)
Advance billings in excess of revenues recognized to date on contracts	(77)	(110)
Restructuring liabilities	(19)	(32)
Other	(27)	(90)

Change in operating assets and liabilities (a)	$129	$418

(a)	The changes in liability amounts noted above include obligations that are subject to compromise.

Interest and taxes paid

	Nine Months Ended September 30,
	2010	2009
Cash interest paid	$5	$14
Cash taxes paid	$45	$17
Net payment (receipt) for reorganization items (note 5)	$(759)	$67

7. Goodwill

In the nine months ended September 30, 2009, Nortel recorded $48 of impairment loss related to the NGS reporting unit prior to its reclassification to discontinued operations.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

8. Assets and liabilities held for sale

The following table sets forth assets and liabilities classified as held for sale at September 30, 2010:

	Plant and Equipment — net	Multi Service Switch Business	Total
Assets
Accounts receivable — net	$—	$1	$1
Inventories — net	—	13	13
Plant and equipment — net	250	2	252
Other current assets	—	3	3

Assets held for sale	$250	$19	$269

Liabilities
Employee-related liabilities	$—	$1	$1
Other current liabilities	$—	$8	$8

Liabilities held for sale	$—	$9	$9

As discussed in note 2, during the third quarter of 2010, Nortel concluded a successful auction whereby Ericsson acquired substantially all assets of the MSS business globally, for a purchase price of $65 in cash. The sale was approved by the U.S. and Canadian courts on September 30, 2010. The sale is subject to approvals by certain court appointed administrators in EMEA, as well as regulatory approvals and other customary closing conditions. As a result, the related MSS assets and liabilities have been classified as held for sale as of September 30, 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the MSS assets and liabilities therefore no impairment was recorded on the reclassification of these assets to held for sale.

Certain long-lived assets have been classified as held for sale as a result of reaching the appropriate stage in the sale process. During the three and nine months ended September 30, 2010, Nortel recorded impairment (recoveries) and charges of ($18) and $120, respectively, as a result of its evaluation of whether the fair value less costs to sell for these assets was less than their respective carrying values.

9. Segment information

Segment descriptions

In the first quarter of 2010, Nortel completed the sale of substantially all of the Optical Networking and Carrier Ethernet businesses to Ciena, which were included in the MEN segment, and the sale of substantially all of the GSM/GSM-R business to Ericsson and Kapsch, which was included in the WN segment. In the second quarter of 2010, Nortel completed the sale of substantially all of the CVAS business to GENBAND, which was included in our CVAS segment, and the sale of NNL’s interest in LGN to Ericsson. As noted above, Nortel entered into sale agreements with Ericsson for the planned sale of substantially all the assets of the MSS business. These assets and liabilities have been classified as assets held for sale.

As of September 30, 2010, Nortel’s three reportable segments were WN, CVAS and MEN:

•	The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of September 30, 2010, WN includes the residual CDMA and GSM businesses.

•

The CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers. As of September 30, 2010, CVAS includes the residual CVAS business.

•

The MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes Optical Networking, Carrier Ethernet switching, and MSS products and related services. As of September 30, 2010, MEN includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business.

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

In the first quarter of 2010, Nortel’s then Chief Restructuring Officer (“CRO”) (effective March 21, 2010 and for the remainder of the first quarter of 2010, the CRO’s title was changed to Special Advisor) and the President of NBS were both identified as Chief Operating Decision Makers in assessing the performance of and allocating resources to Nortel’s operating segments. The CRO was responsible for the remaining businesses and the President of NBS was responsible for the contracts included in operating segments that did not transfer to the purchasers of the divested businesses. As a result of the departure of the CRO, the Chief Strategy Officer and Business Unit President became the Chief Operating Decision Maker (“CODM”) in the second quarter of 2010 responsible for the remaining businesses, while the President of NBS continues to be the CODM responsible for the contracts included in operating segments that did not transfer, as noted above. In the third quarter of 2010, the primary financial measure used by the Chief Strategy Officer and the President of NBS was Management Operating Margin (“Management OM”). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to both our consolidated entities and the Equity Investees. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. Beginning in the third quarter of 2010, the financial information for our reportable segments presented, including Management OM, no longer includes the results of the Equity Investees for any period, which is consistent with how Nortel manages its remaining businesses following the sale of substantially all of its businesses.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Segments

The following tables set forth information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Segment revenues
WN	$31	$601	$191	$1,781
CVAS	4	151	166	381
MEN	48	190	233	643

Total reportable segments	83	942	590	2,805
Other	2	—	2	—

Total segment revenues	85	942	592	2,805

Management OM
WN	$16	$187	$83	$453
CVAS	(4)	14	(52)	(19)
MEN	5	(22)	(28)	(39)

Total reportable segments	17	179	3	395
Other	(131)	(59)	(418)	(209)

Total Management OM	(114)	120	(415)	186

Amortization of intangible assets	—	(1)	—	(2)
Loss (gain) on sales of businesses and sales and impairments of assets	—	15	3	(1)
Other operating expense (income) — net	(94)	44	(250)	41

Operating earnings (loss)	(20)	62	(168)	148
Other income (expense) — net	(18)	57	14	17
Interest expense	(77)	(75)	(227)	(225)
Reorganization items — net	(529)	(224)	(1,420)	(290)
Income tax benefit (expense)	4	(8)	37	(21)

Equity in net gain (loss) of associated companies — net of tax	—	(2)	(1)	(3)
Equity in net loss of Equity Investees	—	(159)	(50)	(448)

Net loss from continuing operations	$(640)	$(349)	$(1,815)	$(822)

Nortel had no customer that generated more than 10% of total consolidated revenues for the three months ended September 30, 2010. Nortel had one customer, AT&T, which generated revenues of approximately 10% of total consolidated revenues for the nine months ended September 30, 2010. For the three and nine months ended September 30, 2009, Nortel had one customer, Verizon, that generated revenues of approximately 25% and 23%, respectively, of total consolidated revenues. Although these revenues were generated primarily within the WN segment, they were also from Nortel’s other reportable segments.

10. Pre-Petition Date cost reduction plans

As a result of the Creditor Protection Proceedings, Nortel ceased taking any further actions under the previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and will be classified in cost of revenues, SG&A, and R&D as applicable. Any remaining actions under these plans were accounted for under the workforce reduction plan announced on February 25, 2009 (see note 11). Nortel’s contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change. As well, Nortel is not following its pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

During the nine months ended September 30, 2010, changes to the provision were as follows:

	November 2008 Restructuring Plan	2008 Restructuring plan	2007 Restructuring plan	2004 and 2001 Restructuring Plan	Total
Workforce Reduction
Provision balance as of December 31, 2009	$27	$18	$10	$—	$55
Revisions to prior accruals	(3)	(2)	—	—	(5)

Provision balance as of September 30, 2010	$24	$16	$10	$—	$50

Contract Settlement and lease costs
Provision balance as of December 31, 2009	$—	$4	$7	$17	$28
Current period charges	—	—	—	1	1
Revisions to prior accruals	—	—	(1)	—	(1)
Current period utilization	—	—	(1)	(1)	(2)

Provision balance as of September 30, 2010	$—	$4	$5	$17	$26

Total provision balance as of September 30, 2010 (a)	$24	$20	$15	$17	$76

(a)	As of September 30, 2010 and December 31, 2009, the short-term provision balances were $2 and $2, respectively, and the long-term provision balances were $2 and $4, respectively, and the liabilities subject to compromise balances were $72 and $76, respectively.

During the three and nine months ended September 30, 2010 and 2009 the charge (recovery) by profit and loss category was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$—	$—	$(1)	$(7)
Selling, general and administrative	—	(4)	(3)	(14)
Research and development	—	—	(1)	(3)
Reorganization items — lease repudiation	—	(51)	—	(83)
Other	—	2	—	(23)

Total charge (recovery) before discontinued operations	—	(53)	(5)	(130)
Discontinued operations	—	—	(2)	—

Total charge	$—	$(53)	$(7)	$(130)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table sets forth the charge (recovery) before discontinued operations incurred for each of Nortel’s cost reduction plans by segment during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
WN	$—	$(32)	$(5)	$(81)
CVAS	—	(9)	—	(25)
MEN	—	(12)	—	(24)

Total charges	$—	$(53)	$(5)	$(130)

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

On a consolidated basis, excluding amounts related to the Equity Investees, Nortel completed all 2009 announced workforce reductions discussed above resulting in a net workforce reduction of 4,625 with charges to earnings and cash outlays of approximately $117 and $38, respectively, with the balance being classified as subject to compromise.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Three and nine months ended September 30, 2010

In addition to the concluded 2009 workforce reduction plans discussed above, Nortel has continued workforce reduction initiatives during 2010. For the three and nine months ended September 30, 2010, approximately $6 and $37, respectively, of the total charges relating to the net workforce reduction of 100 and 1,130 positions, respectively, were incurred. For the three and nine months ended September 30, 2010, Nortel incurred workforce reduction recovery of nil and $2, respectively and charges of $3 and $65, respectively, for discontinued operations. As Nortel continues to progress through the Creditor Protection Proceedings, Nortel expects to incur charges and cash outlays related to workforce and other cost reduction strategies. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

During the nine months ended September 30, 2010 changes to the provision balances were as follows:

Provision balance as of December 31, 2009	$70
Other charges	42
Revisions to prior accruals	(5)
Cash drawdowns	(12)
Foreign exchange and other adjustments	1

Provision balance as of September 30, 2010 (a)	$96

(a)	As of September 30, 2010, $94 was included in liabilities subject to compromise, the short-term provision balance was $2, and the long-term provision balance was nil.

During the three and nine months ended September 30, 2010 and 2009 workforce reduction charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$1	$5	$12	$25
SG&A	4	14	17	38
R&D	1	2	8	13

Total workforce reduction charge	$6	$21	$37	$76

The following table sets forth charges incurred for workforce reductions by segment during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
WN	$3	$12	$6	$51
CVAS	2	6	23	16
MEN	1	3	8	9

Total charges	$6	$21	$37	$76

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other Cost Reduction Activities

During the three and nine months ended September 30, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $2 and $8, respectively, which were recorded against SG&A and reorganization items. During the three and nine months ended September 30, 2010, Nortel recorded plant and equipment write downs of nil and $11, respectively, against SG&A and reorganization items, and additional charges of nil and $13, respectively, against reorganization items for lease repudiations and other contract settlements. As of September 30, 2010, Nortel’s real estate and other cost reduction liabilities were approximately $31, of which $29 is classified as subject to compromise.

12. Income taxes

During the nine months ended September 30, 2010, Nortel recorded a tax recovery of $37 on loss from continuing operations before income taxes and equity in net loss of associated companies and Equity Investees of $1,801. The tax recovery of $37 is largely comprised of $10 of income taxes on current year profits in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $9 and the reversal of previously accrued income taxes and interest of $38.

During the nine months ended September 30, 2009, Nortel recorded a tax expense of $21 on loss from continuing operations before income taxes and equity in net loss of associated companies of $350. The tax expense of $21 was largely comprised of $13 of income taxes in profitable jurisdictions primarily in Asia and the provision of $24 of income taxes due to adjustments relating to transfer pricing and uncertain tax positions. This was offset by the true-up of prior year estimates of $15 and a benefit of $1 from various tax credits and R&D related incentives. Previously included in continuing operations, Nortel reallocated to discontinued operations tax expense of $7 relating to the accrual of the deferred tax liability associated with NNL’s investment in LGN.

As of September 30, 2010, Nortel’s net deferred tax assets were $nil. In June 2009, Nortel concluded that the sale of Nortel’s remaining businesses was the best path forward and divestiture activities are described in note 2. Nortel has entered into TSA with certain of the buyers of these businesses and, as described in note 2, is in the process of selling its remaining businesses and assets. Certain of these dispositions have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. Although these additional dispositions are estimated to generate gains, due to the significant uncertainty concerning the forecasted income for 2010 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of any remaining transactions, this positive evidence does not outweigh the significant negative evidence that exists and therefore, Nortel continues to conclude that as at September 30, 2010 a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions.

At December 31, 2009, Nortel’s net deferred tax asset was $13, which included a net deferred tax asset of $20 in Korea, offset by a deferred tax liability of $7 associated with NNL’s investment in LGN. As at September 30, 2010, the net deferred tax assets decreased from $13 to $nil, mainly due to the sale of the Company’s interest in the LGN joint venture.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel had approximately $1,871 and $953 of total gross unrecognized tax benefits as of December 31, 2009 and September 30, 2010, respectively. As of September 30, 2010, of the total gross unrecognized tax benefits in its consolidated entities, $15 represented the amount of unrecognized tax benefits that would favorably affect the effective income tax rate in future periods, if recognized. The net decrease of $918 since December 31, 2009 resulted from $813 from the resolution and settlement of the 2001 through 2005 Advance Pricing Arrangements (“APA”) between Canada and the U.S, $37.5 from the settlement payment made to the IRS on February 22, 2010, $22, $8 and $6 from the deconsolidation of its Brazil entity, its Colombia entity and the LGN joint venture, respectively and by a decrease of $43 from adjustments to prior year uncertain tax positions, mainly attributable to the finalization of amended tax returns and filing positions in Canada. This was offset by an increase of $12 from changes to the measurement of existing uncertain tax positions for changes to foreign exchange rates and other measurement criteria.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2010, Nortel recognized approximately $1 related to interest, penalties and foreign exchange losses, which was offset by a decrease of $56, $13 and $2 for the deconsolidation of its Brazil entity, its Colombia entity and the LGN joint venture, respectively. Nortel had accrued approximately $9 and $79 for the payment of interest and penalties as of September 30, 2010 and December 31, 2009, respectively.

Nortel believes it is reasonably possible that $200 of its gross unrecognized tax benefit will decrease during the twelve months ending September 30, 2011 with such amounts attributable to possible decreases from the potential settlement of audit exposures of $197 in Canada and $3 in various jurisdictions.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it continues to operate and Nortel regularly assesses the status and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Other than the U.S., Nortel’s 2000 through 2009 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding APAs affecting these periods and ongoing audit activity. Specifically, the tax authorities in Canada are close to completing an audit in respect of non-refundable investment tax credits claimed by NNL in its 2002 tax year. It is expected that this audit will result in a substantial denial of NNL’s non-refundable investment tax credit claim and NNL has reduced its investment tax credit balance and related valuation allowance to reflect the more likely than not audit outcome. We are in the process of assessing the anticipated 2002 audit and the impact on future non-refundable investment tax credits. NNL has not decreased its 2003 to 2008 investment tax credit deferred tax balances as a result of the 2002 tax audit. However, since these investment tax credits are not refundable, can only be applied against taxes payable and these deferred tax balances have a full valuation allowance, any potential audit adjustments are not expected to result in any charge to tax expense. Nortel believes that it has adequately provided for other tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

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

Nortel has defined contribution plans available to substantially all of its North American employees. Additionally, Nortel has traditional defined benefit plans that are closed to new entrants. See below regarding the PBGC termination of the U.S. Retirement Income Plan on September 8, 2009. See note 2 regarding the transfer of administration of the Canadian Pension Plans on September 30, 2010. Although these plans represent Nortel’s major retirement plans, Nortel also has smaller pension plan arrangements in other countries.

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

Settlement Agreement with Former and Disabled Canadian Employee Representatives

As discussed in note 2, on February 8, 2010, the Canadian Debtors entered into the Settlement Agreement in relation to the Canadian registered pension plans, post-retirement benefits and post-employment benefits. The Settlement Agreement, as amended, was approved by the Canadian Court on March 31, 2010. The Canadian registered pension plans were transferred to the replacement administrator, Morneau Sobeco Limited Partnership, on September 30, 2010. Nortel remained as plan sponsor and, in its capacity as plan sponsor of the Canadian registered pension plans, amended the plans to cease future service accruals effective September 30, 2010. Benefit payments in the Canadian post-retirement benefit plan and the Canadian long-term disability plan will cease on December 31, 2010.

As a result of the approved cessation of post-retirement benefit payments on December 31, 2010, Nortel recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (“ASC 715-60”), which required a derecognition of the liability and deferred actuarial gains totaling $432 in the first quarter of 2010 in reorganization items. In the nine months ended September 30, 2010, Nortel has recorded in reorganization items a charge of $429 representing its current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years benefits they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

As a result of the amendments to cease future service accruals for the Canadian Pension Plans, Nortel remeasured the Canadian Pension Plans using assumptions consistent with a wind-up basis of accounting as this

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

is Nortel’s best estimate of current assumptions and recorded the impacts of this remeasurement in the third quarter of 2010 in accordance with FASB ASC 715-30 “Defined Benefit Plans — Pension” (ASC 715-30). A curtailment loss of $490 was recorded to the statement of operations in reorganization items in the third quarter of 2010. As a result of this remeasurement, Nortel changed its pension discount rate, a key assumption used in estimating pension benefit costs, for the Canadian Pension Plans. This resulted in a change in the weighted average pension discount rate to 4.6% from 5.8% at December 31, 2009. In addition, as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement date. The effect of these adjustments and the related foreign currency translation adjustment was to increase pension liabilities by $579 and accumulated other comprehensive loss (before tax) by $89.

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

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, Nortel remeasured the post-retirement benefit obligation for the U.S. and recorded the impacts of this remeasurement in the second quarter of 2010 in accordance with ASC 715-60. A curtailment gain of $4 was recorded to the statement of operations in the U.S. in the second quarter of 2010. As a result of this remeasurement, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. This resulted in a change in the weighted average post-retirement discount rate to 5.4% from 5.9% at March 31, 2010. In addition, as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. The effect of these adjustments was to increase post-retirement liabilities by $5 and accumulated other comprehensive loss (before tax) by $9.

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings, Nortel remeasured the post-retirement benefit obligation for the U.S. and recorded the impacts of this remeasurement in the third quarter of 2010 in accordance with ASC 715-60. A curtailment gain of $0.4 was recorded to the statement of operations in the U.S. in the third quarter of 2010. As a result of this remeasurement, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. This resulted in a change in the weighted average post-retirement discount rate to 5.1% from 5.4% at June 30, 2010. In addition, as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. The effect of these adjustments was to increase post-retirement liabilities by $6 and accumulated other comprehensive loss (before tax) by $6.

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

Pension and Post Retirement Benefits

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pension expense:
Service cost	$1	$2	$7	$8
Interest cost	51	60	153	182
Expected return on plan assets	(38)	(57)	(114)	(173)
Amortization of prior service cost	1	1	2	2
Amortization of net losses (gains)	10	(1)	30	(2)
Curtailment, contractual and special termination losses (gains)	490	75	491	78
Settlement losses (gains)	—	(46)	—	(44)

Net pension expense	$515	$34	$569	$51

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Post-retirement benefit cost:
Service cost	$—	$1	$1	$2
Interest cost	3	9	14	26
Amortization of prior service cost	(1)	(2)	(3)	(7)
Amortization of net gains	—	(2)	(3)	(8)
Settlement gain	—	—	(68)	—
Curtailment gain	—	(4)	(382)	(17)

Net post-retirement benefit cost	$2	$2	$(441)	$(4)

During the nine months ended September 30, 2010 and 2009, contributions of $27 and $40, respectively, were made to the defined benefit plans and $28 and $28, respectively, to the post-retirement benefit plans. Nortel does not expect to contribute any additional amounts in 2010 to the defined benefit pension plans, and expects to contribute an additional $11 in 2010 to the post-retirement benefit plans for a total contribution of $39.

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

The following table provides a summary of Nortel’s guarantees as of September 30, 2010:

	Carrying Amount of Liability	Maximum Potential Liability (m)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	9	9
Intellectual property indemnification obligations (c)	—	—
Lease agreements (d)	—	11
Receivable securitizations (e)	—	—
Other indemnification agreements
EDC Support Facility (f)	21	54
Global Class Action Settlement (g)	—	—
Sale lease-back (h)	—	4
Real estate indemnification (i)	—	—
Bankruptcy (j)	—	1
Real estate residual value guarantee (k)	23	23
UK Defined Benefit Plan guarantee (l)	681	681

Total	$735	$787

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)

Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(f)	Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC Support Facility. Approximately $21 has been paid out to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(g)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of September 30, 2010, Nortel has not made any significant payments to settle such obligations and does not expect to do so in the future.
(h)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(i)	On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain obligations that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(j)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of September 30, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(k)	On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.
(l)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has indemnified the trustees of the U.K. defined benefit pension plan on the insolvency of NNUK and consequent windup of such plan. Nortel has recorded liabilities of $531 and $150 for the Pension Guarantee and the insolvency guarantee, respectively, representing Nortel’s current best estimates of the expected allowed claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $803 and related to the insolvency guarantee of $150. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.
(m)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the condensed consolidated balance sheet as of September 30, 2010:

Balance as of December 31, 2009	$58
Payments	(20)
Warranties issued	20
Revisions	(55)
Reclassified as held for sale	(1)

Balance as of September 30, 2010	$2

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

Long-term debt

The fair value of Nortel’s publicly traded debt instruments is determined using quoted market prices and are classified as Level 1 in the fair value hierarchy. The carrying amount of Nortel’s publicly traded debt, which is included in liabilities subject to compromise, as at September 30, 2010 was $4,169. The fair value of Nortel’s publicly traded debt as at September 30, 2010 was $3,190.

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of:

	September 30, 2010	December 31, 2009
Bid and performance-related bonds (a)	$25	$31
Other bonds (b)	2	19

Total bid, performance-related and other bonds	$27	$50

(a)	Net of restricted cash and cash equivalent amounts of $7 and $17 as of September 30, 2010 and December 31, 2009, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $17 and $16 as of September 30, 2010 and December 31, 2009, respectively.

Venture capital financing

Nortel has entered into agreements with selected venture capital firms where the venture capital firms make and manage investments in start-up businesses and emerging enterprises. The agreements require Nortel to fund requests for additional capital up to its commitments when and if requests for additional capital are solicited by any of the venture capital firms. Nortel had remaining commitments, if requested, of $9 as of September 30, 2010. These commitments expire at various dates through to 2017.

17. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (a)	2009 (a)	2010 (a)	2009 (a)
	(Number of common shares in millions)
Net loss from continuing operations	$(644)	$(351)	$(1,826)	$(838)
Net earnings (loss) from discontinued operations	(5)	(157)	28	(451)

Net loss attributable to Nortel Networks Corporation	$(649)	$(508)	$(1,798)	$(1,289)

Basic weighted-average shares outstanding:
Issued and outstanding	499	499	499	499

Weighted-average shares dilution adjustments — exclusions:
Stock options and other share-based awards	—	—	—	8
1.75% Convertible Senior Notes	18	18	18	18
2.125% Convertible Senior Notes	18	18	18	18

Basic and diluted earnings (loss) per common share:
from continuing operations	$(1.29)	$(0.70)	$(3.66)	$(1.68)

from discontinued operations	$(0.01)	$(0.32)	$0.06	$(0.90)

(a)	As a result of the net loss for the three and nine months ended September 30, 2010 and 2009, all potential dilutive securities in these periods are considered anti-dilutive.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

18. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the nine months ended September 30, 2010:

	NNC Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2009	$35,604	$3,623	$(41,876)	$(1,124)	$729	$(3,044)
Impact of Equity Investees	—	—	—	59	1	60
Net income (loss)	—	—	(1,798)	—	8	(1,790)
Impact of deconsolidated subsidiaries	—	—	—	967	—	967
Capital repayment by LGN	—	—	—	—	(80)	(80)
Dividend payment	—	—	—	—	(7)	(7)
Foreign currency translation adjustment	—	—	—	103	(8)	95
Unrealized loss on investments — net	—	—	—	(21)	—	(21)
Unamortized pension and post-retirement actuarial losses and prior service cost — net (a)	—	—	—	(173)	—	(173)
Other	—	(26)	(1)	—	(25)	(52)

Balance as of September 30, 2010	$35,604	$3,597	$(43,675)	$(189)	$618	$(4,045)

(a)	This amount includes settlement and curtailment amounts for pension and post-retirement benefit plans.

The following are the components of comprehensive income (loss), net of tax, for the three and nine months ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss including noncontrolling interests	$(645)	$(505)	$(1,790)	$(1,254)
Other comprehensive loss adjustments:
Impact of Equity Investees	—	47	60	(58)
Impact of deconsolidated subsidiaries	—	—	967	—
Change in foreign currency translation adjustment	(23)	(39)	95	(77)
Unrealized loss on investments — net (a)	—	3	(21)	6
Unamortized pension and post-retirement actuarial losses and prior service cost — net	(89)	(30)	(173)	(55)

Comprehensive loss including noncontrolling interests	(757)	(524)	(862)	(1,438)
Comprehensive income attributable to noncontrolling interests	(3)	(18)	—	(48)

Comprehensive loss attributable to Nortel Networks Corporation	$(760)	$(542)	$(862)	$(1,486)

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax of nil for the three and nine months ended September 30, 2010 and 2009, respectively.

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

Share-based compensation

The following table provides the share-based compensation expense for the three and nine months ended September 30, 2009:

	Three Months Ended September 30	Nine Months Ended September 30
Share-based compensation expense:
DSUs (a)	$—	$—
Options	—	44
RSUs (a)	—	34
PSU — rTSRs	—	7
PSU — Management OMs	—	1

Total share-based compensation expense reported — net of tax (b)	$—	$86	(c)

(a)	Compensation related to employer portion of RSUs and DSUs was net of tax of nil in each period.
(b)	Includes nil and $13 recorded in discontinued operations for the three and nine months ended September 30, 2009, respectively.
(c)	Represents consolidated expense and excludes $15 related to the Equity Investees. See note 22.

20. Liabilities subject to compromise

As a result of the Creditor Protection Proceedings, pre-petition liabilities may be subject to compromise or may otherwise be affected by a court-approved plan and generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although pre-petition claims are generally stayed, under the Creditor Protection Proceedings, the Debtors are permitted to undertake certain actions designed to stabilize the Debtors’ operations including, among other things, payment of employee wages and benefits, maintenance of Nortel’s cash management system, satisfaction of customer obligations, payments to suppliers for goods and services received after the Petition Date and retention of professionals. The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. As further described in note 2, under the Creditor Protection Proceedings, the Debtors have certain rights, which vary by jurisdiction, to reject, repudiate or no longer continue to perform various types of contracts or arrangements. Damages resulting from rejecting, repudiating or no longer continuing to perform a contract or arrangement are treated as general unsecured claims and will be classified as liabilities subject to compromise. ASC 854 requires pre-petition liabilities of the debtor that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts.

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

Liabilities subject to compromise consist of the following:

	September 30, 2010	December 31, 2009
Trade and other accounts payable	$430	$207
Restructuring liabilities	193	163
Long-term debt	4,242	4,306
Notes payable	180	—
Pension obligations	1,962	1,335
Postretirement obligations other than pensions	842	794
Other accrued liabilities	1,407	489
Other	61	64

Total liabilities subject to compromise	$9,317	$7,358

As of September 30, 2010, the Canadian Debtors and U.S. Debtors have received approximately 8,528 claims asserting approximately $41,632 in aggregate outstanding liquidated claims. Some of these claims are unliquidated and are therefore not reflected in the aggregate claim amount above. This amount excludes the value of claims that have been subject to Notices of Disallowance from the Canadian Monitor or that have been withdrawn, expunged, or disallowed by the U.S. Court as of September 30, 2010. The Canadian Debtors and U.S. Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors and U.S. Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors and U.S. Debtors of filed proofs of claim.

Although the Canadian Debtors and U.S. Debtors have and may continue to object to various court filings made throughout the Creditor Protection Proceedings, as of September 30, 2010, 1,486 claims had been objected to by the U.S. Debtors. As of September 30, 2010, as a result of these objections, the U.S. Debtors have resolved 1,329 claims, reducing the aggregate amount claimed against the U.S. Debtors by approximately $214. Although the Canadian Court and U.S. Court have established bar dates, subject to exceptions, by which certain proofs of claim against the relevant Canadian Debtors and U.S. Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims are and may be permitted. In addition, the Canadian Debtors and U.S. Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. See note 2 for additional information on the claims process.

Since the Petition Date, Nortel has and may continue to enter into court-approved and other agreements relating to settlement of certain pre-Petition Date claim amounts. As of September 30, 2010, the Canadian Debtors and U.S. Debtors have agreed to net payments and forgiveness of accounts receivables in certain circumstances of approximately $128 in the aggregate relating to certain asserted pre-Petition Date claims and related liabilities, subject to adjustment in certain circumstances and excluding liabilities the Nortel is required to satisfy pursuant to local legislation and amounts Nortel has agreed to pay pursuant to the IFSA and the FCFSA,

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

each as described in note 2. These agreements may also include the release of other disputed and unliquidated amounts as well as certain post-Petition Date claim amounts.

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

Transactions with related parties for the three and nine months ended September 30 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
LGE (a)	$—	$3	$6	$9
Vertical Communications, Inc. (“Vertical”) (b)	—	3	5	7
Other	—	4	6	21

Total	$—	$10	$17	$37

Purchases:
LGE (a)	—	27	42	66
GNTEL Co., Ltd. (“GNTEL”) (c)	—	10	18	34
Other	1	3	7	10

Total	$1	$40	$67	$110

(a)	LGE holds a noncontrolling interest in LGN. Nortel’s sales and purchases to the date of the sale of its interest in LGN relate primarily to certain inventory-related items. As of December 31, 2009, accounts payable to LGE was $38.
(b)	LGN currently owns a noncontrolling interest in Vertical. Vertical supports LGN’s efforts to distribute Nortel’s products to the North American market.
(c)	Nortel held a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL relate primarily to installation and warranty services. As of December 31, 2009, accounts payable to GNTEL was nil.

Nortel made capital repayments of nil and $42 to LGE during the three months ended September 30, 2010 and 2009, respectively. Nortel made capital repayments of $80 and $71 to LGE during the nine months ended September 30, 2010 and 2009, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

As of September 30, 2010 and December 31, 2009, accounts receivable from related parties were nil and $8, respectively. As of September 30, 2010 and December 31, 2009, accounts payable to related parties were nil and $40, respectively.

Transactions with the Equity Investees are also considered related party transactions prior to June 1, 2010. See note 22 for information on related party transactions involving the Equity Investees.

22. Investment in Equity Investees

As discussed in note 1, Nortel accounted for its interest in the Equity Investees under the equity method of accounting in accordance with ASC 323, from the Petition Date to May 31, 2010. The Equity Investees include the EMEA Subsidiaries as well as their subsidiaries, which include certain entities in EMEA as well as certain entities in Australia. Only certain of the entities included in the Equity Investees have filed for creditor protection at September 30, 2010. Under the equity method of accounting, Nortel recorded its initial investments at their estimated fair value as of the Petition Date, being the date the entities that comprise the Equity Investees were deconsolidated by Nortel. Nortel subsequently recognized its interests in the losses and capital transactions of the Equity Investees and gave effect to the elimination of unrealized intercompany profits and losses arising from transactions between Nortel and its consolidated subsidiaries and entities that comprise the Equity Investees.

At March 31, 2010, Nortel’s net investment in the Equity Investees was in a net liability position. Until May 31, 2010, in accordance with ASC 323, Nortel had continued to recognize losses in excess of its net investment in the Equity Investees as it had been concluded that it was committed to provide non-financial support to the investees. On commencement of the application of the cost method; however, Nortel concluded that this was no longer applicable and has recognized a loss which is classified in reorganization items (see note 5) for the net impact of the cessation of equity accounting, reflecting the net carrying value of the investments. This loss is presented separately from the recognition of NNL’s estimated obligations under guarantees it has provided for the previously equity accounted for investees.

The following table summarizes financial information for the Equity Investees operations for the 2010 and 2009 periods:

	Nine Months Ended September 30,		Three Months Ended September 30, 2009
	2010 (a)	2009
Revenues from continued operations	$243	$720	$226
Revenues from discontinued operations	4	372	122

Total revenues	$247	$1,092	$348

Gross profit	49	274	77

Selling, general and adminstrative expense	116	399	129
Research and development expense	8	102	37
Reorganization items	13	130	52
Investments and other (income) expense	(44)	—	—
Other	6	91	18

Net loss	$(50)	$(448)	$(159)

(a)	The 2010 results only include the five months ended May 31 as the Equity Investees are accounted for under the cost method effective June 1, 2010.

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

Pension expense for the Equity Investees for the nine months ended September 30, 2010 and 2009 was $54 and $91, respectively. During the nine months ended September 30, 2010 and 2009, contributions of $4 and $34, respectively, were made to the defined benefit plans in the Equity Investees. The 2010 operating results only include the five months ended May 31 as the Equity Investees are accounted for under the cost method effective June 1, 2010. Nortel expects to contribute an additional $1 in 2010 to the defined benefit pension plans in the Equity Investees for a total contribution of $5.

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

	Nine Months Ended September 30,		Three Months Ended September 30, 2009
	2010 (a)	2009
Professional fees	$(39)	$(105)	$(37)
Interest income	2	5	2
Lease repudiation	—	2	—
Employee incentive plans	(9)	(11)	(5)
Penalties	—	(9)	(1)
Settlements	(3)	—	—
Gain on divestitures	28	—	—
Other	8	(12)	(11)

Total reorganization items — net	$(13)	$(130)	$(52)

(a)	The 2010 results only include the five months ended May 31 as the Equity Investees are accounted for under the cost method effective June 1, 2010.

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

The Equity Investees related party transactions with Nortel for the 2010 and 2009 periods consisted of the following:

	Nine Months Ended September 30,		Three Months Ended September 30, 2009
	2010 (a)	2009
Sales	$21	$92	$40
Purchases	46	162	61

(a)	The 2010 results only include the five months ended May 31 as the Equity Investees are accounted for under the cost method effective June 1, 2010.

As of June 1, 2010, the Equity Investees are being accounted for under the cost method; therefore, there are no related party balances as of September 30, 2010. As of December 31, 2009, accounts receivable and accounts payable with related parties were $56 and $405, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

23. Contingencies

Creditor Protection Proceedings

As discussed in note 2, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. One of Nortel’s French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and NNCI filed a voluntary petition for relief under Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

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

The Pensions Regulator “Warning Notice”

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, The Pensions Regulator, purporting to act under The Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI as targets of a procedure before the determination panel of the Pensions Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. In addition, the trustee of the U.K. defined benefit

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending. On August 5, 2010, a U.S. Magistrate Judge issued a report and recommendation that the order of the U.S. Court be affirmed. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of The Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the determinations panel of The Pension Regulator issued a determinations notice indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On July 23, 2010, certain Nortel entities filed an appeal of the determinations notice with the U.K. appeal tribunal. As a result, as of the date hereof, no FSD has been issued. Nortel is of the view that the determinations notice and any FSD are null and void given the court decisions noted above.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of September 30, 2010, the accruals on the consolidated balance

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

sheet for environmental matters were $9. Based on information available as of September 30, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at six sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to above in an approximate amount of $9. At one additional site an agreement has been reached to settle obligations via the claim process. The amount is not material.

Nortel is also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) at three Superfund sites in the U.S. Agreements have been reached to settle these obligations via the claim process. The amount is not material.

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

Executive Overview

Creditor Protection Proceedings

Prior to our significant business divestitures discussed below, we operated in a highly volatile telecommunications industry that is characterized by vigorous competition for market share and rapid technological development. For a number of years, our operating costs generally exceeded our revenues, resulting in negative cash flow. A number of factors contributed to these results, including competitive pressures in the telecommunications industry, an inability to sufficiently reduce operating expenses, costs related to ongoing restructuring efforts described below, significant customer and competitor consolidation, customers cutting back on capital expenditures and deferring new investments, and the poor state of the global economy.

Prior to 2009, we took a wide range of steps to attempt to address these issues, including a series of restructurings that reduced the number of worldwide employees from more than 90,000 in 2000 to approximately 30,000 (including employees in joint ventures) as of December 31, 2008. These restructuring measures, however, did not provide adequate relief from the significant pressures we were experiencing. As global economic conditions dramatically worsened beginning in September 2008, we experienced significant pressure on our business and faced a deterioration of our cash and liquidity, globally as well as on a regional basis, as customers across all businesses suspended, delayed and reduced their capital expenditures. The extreme volatility in the financial, foreign exchange, equity and credit markets globally and the expanding economic downturn and prolonged recessionary period compounded the situation.

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

On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. To date, we have completed divestitures of substantially all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components (Packet Core Assets) to Hitachi, Ltd. (Hitachi); (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd. (Radware); (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corp. (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); and (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc. (LGE), to Ericsson. In addition, we have completed a court-approved bidding process and have received court approvals in the U.S. and Canada for the planned divestiture of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson.

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

Since determining in June 2009 that selling our businesses was the best path forward, approximately $3,150 in net proceeds have been generated through the completed sales of businesses. To date, auctions for sale of five businesses have yielded $1,225 more in proceeds than initially set out in ‘stalking horse’ sale agreements. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Through the sales completed or announced to date, we have preserved 13,000 jobs for our employees with the purchasers of these businesses.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (NBS) was established in 2009 to provide global transitional services to purchasers of our businesses, in fulfillment of contractual obligations under transition services agreements (TSAs) entered into in connection with the sales of our businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology (IT), research and development (R&D), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of up to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of our remaining accounts receivable, inventory and real estate assets, independent of the TSAs.

A core corporate group (Corporate Group) was also established in 2009 and continues to be focused on a number of key actions, including the sale of remaining businesses and assets, as well as exploring strategic alternatives to maximize the value of our intellectual property. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the Creditor Protection Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to our affiliates around the world while completing the orderly wind down of the remaining operations.

With the sale of substantially all of our businesses, the interdependency between the debtor estates is expected to continue to diminish, and thus the estates have started to prepare for the separation of various corporate functions to allow each estate to become standalone. An extensive analysis is underway to segregate most of these functions such that the Canadian Debtors and the U.S. Debtors can operate independent of one another.

We are seeking expressions of interest from potential buyers and partners regarding options that could maximize the value of our intellectual property portfolio. No decision has been made as to how to realize this value, whether through sale, licensing, some combination of the two or other alternatives. The solicitation process is being conducted in a manner similar to the court-approved sales of our significant businesses and is expected to take several months.

With the sale of our main businesses and the focus of NBS and the Corporate Group on the remaining work, Pavi Binning, former Chief Restructuring Officer (CRO), Chief Financial Officer (CFO) and Executive Vice President (EVP) and the Board of Directors had jointly determined that it was an appropriate point for Mr. Binning to step down from his position and to depart from Nortel. Effective March 21, 2010, Mr. Binning stepped down from his role as CRO, CFO and EVP, and for a short period thereafter, Mr. Binning stayed on as Special Advisor to assist in the completion of the announced business sales and in the transition of certain of his responsibilities. Effective March 22, 2010, John Doolittle assumed the role of CFO of NNC and NNL in addition to his current responsibilities leading the Corporate Group. In light of the milestones met to date and the focus of the remaining work, the position of CRO was not filled.

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

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (Initial Order) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to February 28, 2011 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the Initial Order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (Canadian Monitor). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings. On August 14, 2009, the Canadian Court approved an order that permits the Canadian Monitor to take on an enhanced role with respect to the oversight of the business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings. On May 27, 2009 and July 22, 2009, representative counsel was appointed on behalf of the former employees of the Canadian Debtors and on behalf of the continuing employees of the Canadian Debtors, respectively (Representative Counsel). Our management and the Canadian

Monitor meet regularly with Representative Counsel and creditor groups to provide status updates and share information with them that has been shared with the representatives of other major stakeholders.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until February 28, 2011, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

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

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Pension Benefit Guaranty Corporation (PBGC) and Law Debenture Trust Company of New York (U.S. Creditors’ Committee). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of our publicly traded debt has organized (Bondholder Group). Our management and the Canadian Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings and the Debtors’ ability to operate.

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

On July 12, 2010, the U.S. Debtors filed their proposed plan of reorganization (the Plan) under Chapter 11 with the U.S. Court. Pursuant to the Plan, each U.S. Debtor will either be reorganized to the extent the U.S. Debtors determine it is necessary or beneficial to do so for the purpose of fulfilling its obligations under the asset sale agreements and TSAs, selling or otherwise disposing of its assets and fulfilling its obligations under the Plan, or will be liquidated. The U.S. Debtors filed a proposed disclosure statement for the Plan with the U.S. Court on September 3, 2010. The effectiveness of the Plan and the U.S. Debtors’ exit of the Chapter 11 Proceedings is subject to several conditions, including U.S. Court approval of the disclosure statement, as amended, obtaining the requisite number of votes in favor of the Plan from the solicited creditors of each U.S. Debtor, confirmation of the Plan by order of the U.S. Court and the satisfaction of other conditions precedent.

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

The U.K. Administration Proceedings have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

Certain of our Israeli subsidiaries (Israeli Debtors) commenced separate creditor protection proceedings in Israel (Israeli Administration Proceedings). On January 19, 2009, an Israeli court (Israeli Court) appointed administrators over the Israeli Debtors (Israeli Administrators). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (French Court) ordered the commencement of secondary proceedings in respect of NNSA. The French Secondary Proceedings consist of liquidation proceedings and NNSA is no longer authorized to continue its business operations.

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

Packet Core Assets

On September 21, 2009, we announced that we planned to sell, by “open auction”, the Packet Core Assets of our WN business. The Packet Core Assets consist of software to support the transfer of data over existing wireless networks and the next generation of wireless communications technology including relevant non-patent intellectual property, equipment and other related tangible assets, as well as a non-exclusive license of certain relevant patents and other intellectual property. The Packet Core Assets exclude legacy packet core components for our GSM and Universal Mobile Telecommunications System (UMTS) businesses. On October 25, 2009, in accordance with court-approved procedures, our principal operating subsidiary, NNL, and NNI, entered into an agreement with Hitachi for the sale of our Packet Core Assets for a purchase price of $10. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. On December 8, 2009, we announced that following satisfaction of all closing conditions, the sale was concluded. A gain on disposal of the Packet Core Assets was recognized as part of reorganization items in the fourth quarter of fiscal 2009. The related Packet Core financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

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

Optical Networking and Carrier Ethernet Businesses

On October 7, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with Ciena for our North American, CALA and Asian Optical Networking and Carrier Ethernet businesses, and an asset sale agreement with Ciena for the EMEA portion of our Optical Networking and Carrier Ethernet businesses for a purchase price of $390 in cash, and 10 million shares of Ciena common stock. These agreements include the planned sale of substantially all the assets of our Optical Networking and Carrier Ethernet businesses globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were ultimately required to be submitted by November 17, 2009. On November 22, 2009, in accordance with court-approved procedures, we concluded an auction for the sale of these assets to Ciena, who emerged as the successful bidder, agreeing to pay $530 in cash, subject to certain post closing purchase price adjustments, plus

$239 principal amount of Ciena convertible notes due June 2017. At a joint hearing on December 2, 2009, we obtained U.S. Court and Canadian Court approvals for the sale to Ciena. On March 19, 2010, we announced that we had completed the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena and that Ciena had elected, as permitted by the terms of the sale, to replace the $239 principal amount of convertible notes with cash consideration of $244, and thus pay an all cash purchase price of approximately $774. The purchase price was reduced at closing for a working capital adjustment of approximately $62. The purchase price has been finalized and the sales proceeds were subject to a further working capital downward adjustment of $19 in the second quarter of 2010. In conjunction with the sale of our Ottawa Carling Campus, we are required to exercise our early termination rights on the facility lease with Ciena and will be required to pay Ciena $33.5 at closing. See “Executive Overview — Sale of Ottawa Carling Campus” for further information.

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

CVAS Business

On December 23, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with GENBAND for our North American, CALA and Asian CVAS business, and an asset sale agreement with GENBAND for the EMEA portion of our CVAS business for a purchase price of $282, subject to balance sheet and other adjustments estimated at the time at approximately $100, resulting in estimated net proceeds of approximately $182. These agreements include the planned sale of substantially all the assets of the CVAS business globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the Canadian Court on January 6, 2010 and the U.S. Court on January 8, 2010. Competing bids were required to be submitted by February 23, 2010. No bids were received prior to the bid deadline. On February 24, 2010, we announced that we would not proceed to auction and would work towards closing the asset sale agreements with GENBAND. At a joint hearing on March 3, 2010, Nortel obtained U.S. Court and Canadian Court approval of the sale to GENBAND. On May 28, 2010, we announced that we had completed the sale of substantially all of the assets of the CVAS business to GENBAND.

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

LGN Joint Venture

On May 27, 2009, we announced that NNL decided to seek a buyer for its majority stake (50% plus 1 share) in LGN, our Korean joint venture with LGE. Our affiliates based in Asia, including LGN, have not filed for creditor protection; however, pursuant to the ongoing Creditor Protection Proceedings, NNL filed a motion with the Canadian Court and received approval for a proposed sale process that has been agreed with LGE and the appointment of Goldman, Sachs & Co. to assist with the proposed divestiture. On April 20, 2010, we announced that NNL entered into a share purchase agreement dated April 21, 2010 with Ericsson. The agreement provides for the sale of NNL’s 50% plus 1 share interest, including preferred shares, in LGN, for a purchase price of $242 in cash, subject to certain purchase price adjustments. Approval of the Ontario Superior Court of Justice was obtained on May 3, 2010. The purchase price has now been finalized.

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

MSS Business

On August 27, 2010, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with PSP Holding LLC, a special purpose entity to be fully funded at closing by Marlin Equity Partners (Marlin) and Samnite Technologies Inc., a communications technology company based in Ottawa, for the planned sale of substantially all of our North American, CALA and Asian MSS business, and an asset sale agreement with Marlin for the sale of substantially all of the assets of the EMEA portion of its MSS business for a purchase price of $39 in cash. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on September 1, 2010. Competing bids were ultimately required to be submitted by September 21, 2010. On September 24, 2010, we concluded a successful auction. Ericsson emerged as the successful bidder, for the sale of substantially all assets of the MSS business globally, for a purchase price of $65 in cash. The agreements are subject to certain working capital and other purchase price adjustments. The agreements also include the planned sale of the associated Data Packet Network and Services Edge Router (Shasta) product groups. They also include certain intellectual property related to the MSS business. The sale was approved by the U.S. and Canadian courts on September 30, 2010. The sale is subject to approvals by certain court appointed administrators in EMEA, as well as regulatory approvals and other customary closing conditions. In some EMEA jurisdictions, this transaction is also subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale. We are targeting to close the sale early in the first quarter 2011.

The related MSS business assets and liabilities were classified as held for sale beginning in the third quarter of 2010. We determined that the fair value less estimated costs to sell exceeded the carrying value of the MSS business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets as held for sale. The related financial results of operations of the MSS business have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things: (i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China and India. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are expected to materially change, the purchase price associated with the divestitures discussed above, other than as noted above. We have finalized the purchase price with respect to the sales of our CDMA business and LTE Access assets, Optical Networking and Carrier Ethernet businesses, GSM business sold to Ericsson and NNL’s interest in LGN.

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

In connection with the sale of substantially all of our ES business in 2009, we entered into a TSA with Avaya pursuant to which we agreed to provide certain transition services for a period of up to 18 months (up to 12 months in certain jurisdictions in EMEA) after closing of the transaction.

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

In connection with the planned sale of substantially all of our MSS business, subject to completion of the divestiture, at closing, we expect to enter into a TSA with Ericsson pursuant to which we would agree to provide certain transition services commencing at the closing of the transaction and continuing through no later than June 30, 2011.

Sale of Ottawa Carling Campus

On October 19, 2010, we announced that as part of our focus on maximizing value for our stakeholders, NNL and NNTC entered into a sale agreement with Public Works and Government Services Canada (PWGSC) for the sale of our Ottawa Carling Campus, for a cash purchase price of CAD$208. The Ottawa Carling Campus is located on 370 acres of land in Ottawa’s national Capital Commission Greenbelt, and is comprised of 11 interconnected buildings totaling over 2 million square feet. The sale, targeted to close at end of year, is subject to customary closing conditions as well as approval of certain governmental authorities. The Canadian Court approved the sale on November 8, 2010.

The sale agreement provides for Nortel to continue to occupy parts of the Ottawa Carling Campus for varying periods of time to facilitate our continuing work on our global restructuring including work under the TSAs with the various buyers of our sold businesses. All other existing leases will be assumed by PWGSC, including leases with buyers of our sold businesses. With respect to the lease with Ciena, the purchaser of the Optical Networking and Carrier Ethernet business, we are directed by PWGSC under the sale agreement to exercise, on closing, our early termination rights under the lease, shortening the lease from 10 years to 5 years. This will result, pursuant to the lease with Ciena, in the repayment to Ciena of $33.5 from the escrowed sale proceeds from the business sale.

The sale agreement further provides that at closing title will be delivered free and clear of all encumbrances, including the Ottawa Charge in favor of NNI with respect to the NNI Loan Agreement, under which $75 plus accrued interest is outstanding and is due on December 31, 2010. NNL intends to repay this outstanding amount with the proceeds from the sale of the Ottawa Carling Campus.

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

Liquidation of Subsidiaries

With the completed sales of substantially all of our businesses, we are focused on maximizing proceeds and cash flows with respect to remaining assets. This includes the winding up of our remaining operations and subsidiaries globally, which may involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Events may impact when, and if, an entity is deemed to be in liquidation including local statutory requirements and court approvals. As such approvals and events occur, we will evaluate whether a change in basis of accounting is appropriate, and in all such cases, we will assess the carrying values of those entities’ assets when it appears likely entities will be approved for liquidation. Generally, we expect that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity on a cost investment basis. We recorded nil and a loss of $74 for the three and nine months ended September 30, 2010, respectively, related to seven entities, which are included in reorganization items. Subsequent to September 30, 2010, events have occurred resulting in certain additional entities being placed in liquidation or pending approval to be liquidated. See note 5 of the accompanying unaudited condensed consolidated financial statements for additional information about reorganization items.

Divestiture Proceeds Received

As at September 30, 2010, of the approximately $3,150 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,134 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$924 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$631 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of our North American GSM business;

(g)	$21 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$155 from the sale of substantially all of our CVAS business;

(i)	$234 from the sale of NNL’s 50% plus one share interest in LGN; and

(j)	$4 from the sale of various Nortel business assets.

The accompanying unaudited condensed consolidated financial statements have been prepared by us. Of the $3,134 in proceeds received from divestitures as of September 30, 2010, $2,828 is being held in escrow and an additional $234, reflecting proceeds from the sale of LGN, is included in restricted cash, which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in the condensed consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA (as defined below) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in the accompanying unaudited condensed consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding, the final allocation of divestiture proceeds.

Over the past several months, the Canadian Debtors, the Canadian Monitor, U.S. Debtors, EMEA Debtors, the U.K. Administrators, U.S. Creditors’ Committee, Bondholder Group and certain other interested parties (Mediation Parties) have held discussions in an attempt to agree to allocation of the sale proceeds now held in escrow and to reach resolution of all inter-state matters. As a result of these efforts, the Mediation Parties have agreed that the proceeds allocation process, as well as the process for settling certain inter-estate claims, would be aided by the appointment of a neutral mediator to review the positions and viewpoints of the various Mediation Parties. A confidential, non-binding mediation has been scheduled during the period from November 11 to 16, 2010. No assurances can be given over the outcome of the mediation process.

As at September 30, 2010, a further $140 in the aggregate was expected to be received in connection with the divestitures of substantially all of our CDMA business and LTE Access assets, our ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of our Optical Networking and Carrier Ethernet businesses, and our global GSM/GSM-R and CVAS businesses, subject to the satisfaction of various conditions including performance under the TSAs. Such amounts, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to September 30, 2010, we have received nil of the $140.

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

On July 30, 2009, we announced that the Canadian Court approved a claims process in Canada in connection with the CCAA Proceedings. Pursuant to this claims process, subject to certain exceptions, proofs of claim for claims arising prior to the Petition Date had to be received by the Canadian Monitor by no later than September 30, 2009. This claims bar date does not apply to certain claims, including inter-company claims as between the Canadian Debtors or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proofs of claim for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to, or must be, received by the Canadian Monitor by the later of September 30, 2009 or 30 days after a proof of claim package has been sent by the Canadian Monitor to the person in respect of such claim. On September 16, 2010, the Canadian Court approved a methodology for the review and determination of claims filed against the Canadian Debtors. Also on September 16, 2010, the Canadian Court and U.S. Court approved a cross-border claims protocol to address the level of cooperation and consultation on issues between the Canadian Debtors and the U.S. Debtors with respect to overlapping and same-creditors’ claims between the two debtor estates. The U.K. Administrators commenced an informal creditor claim submission and evaluation process in July 2010. Creditors will also have the opportunity to take part in a formal claims admission and proving process in accordance with English insolvency law provisions in due course.

The accompanying unaudited condensed consolidated financial statements for the quarterly period ended September 30, 2010 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings, other than as described in this report. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 of the accompanying unaudited condensed consolidated financial statements for additional information about claims.

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

APAC Debt Restructuring Agreement

As a consequence of the Creditor Protection Proceedings, certain amounts of intercompany payables to certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the Asia-Pacific (APAC) region as of the Petition Date became impaired. To enable the APAC Agreement Subsidiaries to continue their respective business operations and to facilitate any potential divestitures, the Debtors have entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the APAC Agreement Subsidiaries net intercompany debt outstanding as of the Petition Date (Pre-Petition Intercompany Debt) to the Canadian Debtors, the U.S. Debtors and the EMEA Debtors (including NNSA). A further portion of the Pre-Petition Intercompany Debt will be repayable from time to time only to the extent of such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals.

Export Development Canada Support Facility

Effective January 14, 2009, NNL entered into an agreement with EDC (Short-Term Support Agreement) to permit continued access by NNL to the EDC support facility (EDC Support Facility), for post-filing support of up to $30. The EDC Support Facility provided for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. On June 18, 2009, NNL and EDC entered into a cash collateral agreement (Cash Collateral Agreement) in connection with the EDC Support Facility. NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which an aggregate of $6.2 has been released in the first nine months of 2010, and the charge that was previously granted by the Canadian Court over certain of Nortel’s assets in favor of EDC is no longer in force or effect. The Short-Term Support Agreement expired without further extension on December 18, 2009. NNL’s obligations under the EDC Support Facility are guaranteed by NNI and as of September 30, 2010, there was approximately $0.3 of outstanding post-petition support utilized under the EDC Support Facility. Subsequent to September 30, 2010, the remaining $0.3 has been released and, as a result, there is no further outstanding post-petition support utilized under the EDC Support Facility. At September 30, 2010, there was $32 outstanding related to pre-filing support utilized under the EDC Support Facility.

Other Contracts and Debt Instruments

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to February 28, 2011. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Workforce Reductions; Employee Compensation Program Changes

We have taken and expect to take further, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings. On the Petition Date, we employed approximately 30,300 employees globally. Through the sales of our businesses and cost reduction activities, including the 5,000 net reductions announced on February 25, 2009, we have reduced the workforce to approximately 2,000 employees as at September 30, 2010. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date. For further information, see the “Post-Petition Date Cost Reduction Activities” section of this report.

We continued the Nortel Networks Limited Annual Incentive Plan (Incentive Plan) in 2010 for all eligible employees. The Incentive Plan permits quarterly award determinations and payouts for the business units and semi-annual award determinations and payouts for the Corporate Group and NBS.

Where required, we have obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings. In March 2009, we obtained U.S. Court and Canadian Court approvals for a key employee incentive and retention program for employees in North America, CALA and Asia. The program consisted of the Nortel Networks Corporation Key Executive Incentive Plan (KEIP) and the Nortel Networks Corporation Key Employee Retention Plan (KERP). See “Key Executive Incentive Plan and Key Employee Retention Plan” in the “Executive and Director Compensation” section of the 2009 Annual Report for further information on the KEIP and the KERP.

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

The Settlement Agreement provided that we would continue to administer the Nortel Networks Negotiated Pension Plan and the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan (Canadian Pension Plans) until September 30, 2010, at which time these Canadian Pension Plans were transitioned, in accordance with the Ontario Pension Benefits Act, to Monreau Sobeco Limited Partnership, a replacement administrator appointed by the Office of the Superintendent of Financial Services. We, as well as the Canadian Monitor, took all reasonable steps to complete the transfer of the administration of the Canadian Pension Plans to the new administrator. We continued to fund these Canadian Pension Plans consistent with the current service and special payments we had been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter continued to make current service payments until September 30, 2010.

For the remainder of 2010, we will continue to pay medical and dental benefits to our pensioners and survivors and our LTD beneficiaries in accordance with the current benefit plan terms and conditions. Life insurance benefits will continue unchanged until December 31, 2010 and will continue to be funded consistent with 2009 funding. Further, we will pay income benefits to the LTD beneficiaries and to those receiving survivor income benefits and survivor transition benefits through December 31, 2010. The employment of the LTD beneficiaries will terminate on December 31, 2010. The parties have agreed to work toward a court-approved distribution, in 2010, of the assets of Nortel’s Health and Welfare Trust, the vehicle through which we generally have historically funded these benefits, with the exception of the income benefits described above, which we will pay directly. The Canadian Court approved the Canadian Monitor’s motion regarding a proposed allocation methodology with respect to the funds held in Nortel’s Health and Welfare Trust for distribution to beneficiaries of the trust.

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

Basis of Presentation and Going Concern Issues

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that that we will continue as a going concern. After consideration of the guidance available in Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 810 “Consolidation” (ASC 810) and ASC 852, the financial statements as of and for the three and nine months ended September 30, 2010 have been presented on a basis that consolidates subsidiaries consistent with the basis of accounting applied in 2008 and prior except that, as disclosed further below, certain of our subsidiaries in EMEA, NNUK, NNSA and Nortel Networks (Ireland) Limited and their subsidiaries (collectively, EMEA Subsidiaries), were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter, as discussed below.

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

As further described above, beginning on the Petition Date, we and certain of our subsidiaries in Canada, the U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of the U.S., the U.K. and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. We continue to exercise control over our subsidiaries located in Canada, the U.S., CALA and Asia (other than entities in Australia which are wholly-owned subsidiaries of NNUK and therefore are included in the Equity Investees, as defined below), and our financial statements are prepared on a consolidated basis with respect to those subsidiaries. Based on our review of the applicable accounting guidance, we determined that we did not exercise all of the elements of control over the EMEA Subsidiaries once they filed for creditor protection and, in accordance with ASC 810, were required to deconsolidate the EMEA Subsidiaries, as well as their subsidiaries (collectively, the Equity Investees). However, we continued to exercise significant influence over the operating and financial policies of the Equity Investees. As a result, from the Petition Date to May 31, 2010, we accounted for our interests in the Equity Investees under the equity method in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures” (ASC 323). On the Petition Date, the Equity Investees were in a net liability position. As the carrying values of the Equity Investees’ net liabilities were not considered to have differed materially from their estimated fair values and due to continuing involvement by us and our consolidated subsidiaries continuing involvement with the Equity Investees, including NNL’s guarantee of the U.K. pension liability (see “Liquidity and Capital Resources — Future Uses and Sources of Liquidity — Pension and post-retirement obligations” of the 2009 Annual Report), we concluded that the initial carrying value of our investment in these consolidated financial statements should reflect the Equity Investees’ net liabilities and no gain or loss was recognized on deconsolidation.

As of May 31, 2010, we determined that we no longer had significant influence over the operating and financial policies of the EMEA Subsidiaries due to the significance of the completed dispositions, the ongoing role and decision making authority of the U.K. Administrators, and as we are not committed to provide further support to the Equity Investees. As such, we have accounted for the Equity Investees as an investment using the cost method of accounting as of June 1, 2010 on a prospective basis. As a result, the financial position and results of operations of the Equity Investees are not reflected in our consolidated financial results after May 31, 2010. See note 1 to the accompanying unaudited condensed consolidated financial statements for further discussion of this change in accounting. In the context of the Creditor Protection Proceedings, we continue to evaluate the method of accounting for all of our subsidiaries.

We will continue to evaluate our remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

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

The ongoing Creditor Protection Proceedings and completed and proposed divestitures of our businesses and assets raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared using U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). While the Debtors have filed for and been granted creditor protection, the accompanying unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to operate our remaining businesses by renewing and seeking to grow our business with existing customers, competing for new customers, continuing R&D investments in product portfolios until the related businesses or assets are sold, and ensuring the ongoing supply of goods and services through the supply chain in an effort to maintain or improve customer service and loyalty levels. We have also continued our focus on cost containment and cost reduction initiatives during this time. It is our intention to continue to operate our businesses in this manner to maintain and maximize the value of our remaining businesses until they are sold or otherwise addressed. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a court-approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the accompanying unaudited condensed consolidated financial statements.

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

As of September 30, 2010, our three reportable segments were WN, CVAS, and MEN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of September 30, 2010, WN includes the residual CDMA and GSM businesses.

•

The CVAS segment offers circuit- and packet-based voice switching products that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers. As of September 30, 2010, CVAS includes the residual CVAS business.

•

The MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes Optical Networking, Carrier Ethernet switching, and MSS products and related services. As of September 30, 2010, MEN includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business. As discussed above, we entered into sale agreements with Ericsson for the planned sale of substantially all the assets of the MSS business. These assets and liabilities have been classified as assets held for sale.

Comparative periods have been recast to conform to the current segment presentation.

Results of Operations — Continuing Operations

As discussed above, the Equity Investees were accounted for under the equity method of accounting from the Petition Date to May 31, 2010 and are accounted for under the cost method of accounting and thus are no longer included in the consolidated results of operations as of June 1, 2010. Further, the information provided in this “Results of Operations — Continuing Operations” for the three and nine months ended September 30, 2010 includes results relating to certain significant businesses and assets that have been sold, including substantially all of our Optical Networking and Carrier Ethernet businesses, GSM/GSM-R business and CVAS business. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures”. The results of our Enterprise Solutions Business and LGN are presented as discontinued operations. See “Results of Operations — Discontinued Operations”.

Revenues

The following table sets forth our revenue by geographic location of the customers:

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
United States	$30	$730	$(700)	(96)	$341	$1,972	$(1,631)	(83)
EMEA (a)	1	2	(1)	(50)	3	4	(1)	(25)
Canada	1	82	(81)	(99)	45	238	(193)	(81)
Asia (b)	51	74	(23)	(31)	155	393	(238)	(61)
CALA	2	54	(52)	(96)	48	198	(150)	(76)

Total revenues	$85	$942	$(857)	(91)	$592	$2,805	$(2,213)	(79)

(a)	Excludes amounts related to Equity Investees of nil and $205 for Q3 2010 and Q3 2009, respectively, and $222 and $673 for the nine months ended September 30, 2010 and September 30, 2009, respectively.
(b)	Excludes amounts related to Equity Investees of nil and $19 for Q3 2010 and Q3 2009, respectively, and $18 and $43 for the nine months ended September 30, 2010 and September 30, 2009, respectively.

For further discussion of the developments in our various reportable segments, including by geographical region, see “Segment Information.”

Revenues in 2010 have been significantly impacted by the divestitures of the CDMA/LTE Access business in the fourth quarter of 2009, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010. The decreases in revenues for each region for the third quarter of 2010 and the first nine months of 2010 as compared to the third quarter of 2009 and the first nine months of 2009, respectively, as provided in the table above, were primarily attributable to the divestitures.

Gross Margin

	For the Three Months ended September 30,					For the Nine Months ended September 30,
	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Gross profit	$(3)	$434	$(437)	(101)		$100	$1,254	$(1,154)	(92)
Gross margin	-3.5%	46.1%		(49.6 points	)	16.9%	44.7%		(27.8 points	)

Q3 2010 vs. Q3 2009

Gross profit for the third quarter of 2010 was a loss of $3 compared to earnings of $434 in the third quarter of 2009 and gross margin for the third quarter of 2010 was negative 3.5% compared to 46.1% in the third quarter of 2009. The decrease in gross profit was primarily due to the business divestitures noted above and as result of costs related to delivering the TSAs continuing to be recorded in cost of revenues, the recovery of which is recorded in other operating income.

First nine months of 2010 vs. first nine months of 2009

Gross profit for the first nine months of 2010 was $100 compared to $1,254 in the first nine months of 2009 and gross margin for the first nine months of 2010 was 16.9% compared to 44.7% in the first nine months of 2009. The decrease in gross profit was primarily due to the business divestitures noted above and as result of costs related to delivering the TSAs continuing to be recorded in cost of revenues, the recovery of which is recorded in other operating income.

SG&A and R&D Expenses

	For the Three Months ended September 30,				For the Nine Months ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
SG&A expense	$108	$141	$(33)	(23)	$409	$494	$(85)	(17)
R&D expense	3	173	(170)	(98)	106	574	(468)	(82)

Q3 2010 vs. Q3 2009

SG&A expense decreased to $108 in the third quarter of 2010 from $141 in the third quarter of 2009, a decrease of $33 or 23%. R&D expense decreased to $3 in the third quarter of 2010 from $173 in the third quarter of 2009, a decrease of $170 or 98%. The business divestitures noted above resulted in decreases in SG&A and R&D expenses. R&D and SG&A expenses also decreased due to higher charges related to workforce reduction activities in the third quarter of 2009 compared to the third quarter of 2010. The decrease in SG&A expense was partially offset by a change in methodology in the second quarter of 2010 resulting in ceasing the allocation of certain SG&A expenses related to corporate overhead costs to R&D and cost of revenues.

First nine months of 2010 vs. first nine months of 2009

SG&A expense decreased to $409 in the first nine months of 2010 from $494 in the first nine months of 2009, a decrease of $85 or 17%. R&D expense decreased to $106 in the first nine months of 2010 from $574 in the first nine months of 2009, a decrease of $468 or 82%. The decreases in SG&A and R&D expenses were primarily due to the business divestitures noted above. The decreases in both R&D and SG&A expenses were also due to charges related to the cancellation of certain equity based compensation plans in the first nine months of 2009 and higher charges related to workforce reduction activities in the first nine months of 2009 compared to the first nine months of 2010. SG&A expense was also impacted in the first nine months of 2010 by a change in methodology resulting in ceasing the allocation of certain SG&A expenses related to corporate overhead costs to R&D and cost of revenues.

Pre-Petition Date Cost Reduction Plans

The following table sets forth charges (recovery) incurred by restructuring plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Charge (recovery) by Restructuring Plan:
November 2008 Restructuring Plan	$—	$—	$(3)	$(13)
2008 Restructuring Plan	—	—	(2)	(27)
2007 Restructuring Plan	—	(2)	(1)	(16)
2006 Restructuring Plan	—	—		—
2004 and 2001 Restructuring Plans	—	(51)	1	(74)

Total charge (recovery) excluding discontinued operations	$—	$(53)	$(5)	$(130)

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

Workforce Reduction Activities

On February 25, 2009, we announced a workforce reduction plan to reduce our global workforce by approximately 5,000 net positions which, upon completion, was expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance classified as a liability subject to compromise. Included in these amounts are actions related to the Equity Investees, which are described in note 22 to the accompanying unaudited condensed consolidated financial statements. On a consolidated basis, excluding amounts related to the Equity Investees, the plan was expected to result in total charges to earnings of approximately $168 with expected and total cash outlays of approximately $77 with the balance classified as a liability subject to compromise.

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

As of March 31, 2010, on a consolidated basis, excluding amounts related to the Equity Investees, we completed all 2009 announced workforce reductions discussed above, resulting in a net workforce reduction of 4,625 with charges to earnings and cash outlays of approximately $117 and $38, respectively, with the balance being classified as subject to compromise.

In addition to the concluded 2009 workforce reduction plans discussed above, we have continued cost reduction initiatives during 2010. For the three and nine months ended September 30, 2010, approximately $6 and $37, respectively, of the total charges relating to the net workforce reduction of 100 and 1,130 positions, respectively, were incurred. For the three and nine months ended September 30, 2010, we incurred workforce reduction recovery of nil and $2, respectively, and charges of $3 and $65, respectively, for discontinued operations. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

The following table sets forth charges by profit and loss category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenues	$1	$5	$12	$25
SG&A	4	14	17	38
R&D	1	2	8	13

Total workforce reduction charge	$6	$21	$37	$76

The following table sets forth charges incurred by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
WN	$3	$12	$6	$51
CVAS	2	6	23	16
MEN	1	3	8	9

Total charges	$6	$21	$37	$76

Other Cost Reduction Activities

During the three and nine months ended September 30, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $2 and $8, respectively, which were recorded against SG&A and reorganization items. During the three and nine months ended September 30, 2010, Nortel recorded plant and equipment write downs of nil and $11, respectively, against SG&A and reorganization items, and additional charges of nil and $13, respectively, against reorganization items for lease repudiations and other contract settlements. As of September 30, 2010, Nortel’s real estate and other cost reduction balances were approximately $31, of which $29 is classified as subject to compromise.

Other Operating (Income) Expense — Net

The components of other operating income — net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Royalty license income — net	$(3)	$(5)	$(9)	$(8)
Litigation charges (recovery) — net	—	1	(3)	1
Billings under TSAs	(93)	—	(242)	—
Other — net	2	48	4	48

Other operating (income) expense — net	$(94)	$44	$(250)	$41

Q3 2010 vs. Q3 2009

In the third quarter of 2010, other operating income — net was $94, due primarily to billings related to TSAs as described in “Executive Overview — Creditor Protection Proceedings — Transition Services Agreements”. In the third quarter of 2009, other operating expense — net was $44, due primarily to Other-net of $48 which primarily includes curtailment losses related to certain of our defined benefit pension plans and post-retirement benefit plans.

First nine months of 2010 vs. first nine months of 2009

In the first nine months of 2010, other operating income — net was $250, due primarily to billings related to TSAs as described in “Executive Overview — Creditor Protection Proceedings — Transition Services Agreements”. In the first nine months of 2009, other operating expense — net was $41 due primarily to Other-net of $48 which primarily includes curtailment losses related to certain of our defined benefit pension plans and post-retirement benefit plans, partially offset by royalty income of $8 from cross patent license agreements.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	$21	$—	$50	$—
Gain (loss) on sale and impairments of investments	(1)	(3)	7	(4)
Currency exchange gains (loss) — net	(44)	61	(44)	29
Other — net	6	(1)	1	(8)

Other income (expense) — net	$(18)	$57	$14	$17

Q3 2010 vs. Q3 2009

In the third quarter of 2010, Other income (expense) — net was expense of $18, primarily comprised of currency exchange losses of $44 due to the strengthening of the Canadian Dollar against the U.S. Dollar, partially offset by rental income of $21. In the third quarter of 2009, Other income (expense) — net was income of $57, primarily due to currency exchange gains of $61, partially offset by a loss of $3 on the sale and write-down of investments.

First nine months of 2010 vs. first nine months of 2009

In the first nine months of 2010, Other income (expense) — net was income of $14, primarily comprised of rental income of $50, partially offset by currency exchange losses of $44 due to the strengthening of the Canadian Dollar against the U.S. Dollar. In the first nine months of 2009, Other income (expense) — net was income of $17, primarily due to currency exchange gains of $29, partially offset by Other-net of $8.

Interest Expense

Interest expense has remained relatively consistent in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009. In accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized for accounting purposes. As a result, $3 and $9 of interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of 2010, respectively. In the third quarter and first nine months of 2010, we have continued to accrue for interest expense of $77 and $227, respectively, in our normal course of operations related to debt issued by NNC or NNL in Canada until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Professional fees (a)	$(47)	$(33)	$(127)	$(86)
Interest income (b)	3	3	10	13
Lease repudiation (c)	—	34	(3)	57
Employee incentive plans (d)	(10)	(4)	(31)	(21)
Penalties (e)	—	—	—	(14)
Pension, post-retirement and post-employment plans (f)	(451)	(215)	(445)	(215)
Settlements (g)	—	—	(2)	—
Loss on deconsolidation (h)	—	—	(74)	—
Gain (loss) on divestitures (i)	(25)	—	840	—
Loss on sale or impairment of stranded assets (j)	(4)	—	(142)	—
NNUK pension guarantee (k)	—	—	(634)	—
EMEA deconsolidation adjustment (l)	—	—	(763)	—
Other (m)	5	(9)	(49)	(24)

Total reorganization items — net	$(529)	$(224)	$(1,420)	$(290)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.

(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes amounts related to the Settlement Agreement. See note 13 to the accompanying unaudited condensed consolidated financial statements for further information.
(g)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net liabilities. See note 20 to the accompanying unaudited condensed consolidated financial statements for further information on settlements.
(h)	Relates to deconsolidation of certain entities in connection with the Creditor Protection Proceedings.
(i)	Relates to the gains and loss on various divestitures. See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(j)	Includes sale and impairments on certain long lived assets. See note 8 to the accompanying unaudited condensed consolidated financial statements for further information.
(k)	Relates to the NNUK pension guarantees. See note 14 to the accompanying unaudited condensed consolidated financial statements for further information.
(l)	Relates to the change due to the deconsolidation of the Equity Investees and the application of the cost method of accounting. See note 1 and 22 to the accompanying unaudited condensed consolidated financial statements for further information.
(m)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as loss on disposal of certain assets, and foreign exchange.

Income Tax Expense

During the third quarter and first nine months ended September 30, 2010, Nortel recorded tax recoveries of $4 and $37, respectively, on loss from continuing operations before income taxes and equity in net loss of associated companies and Equity Investees of $644 and $1,801, respectively. The tax recovery of $37 is largely comprised of $10 of income taxes on current year profits in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $9 and the reversal of previously accrued income taxes and interest of $38.

During the third quarter and nine months ended September 30, 2009, Nortel recorded a tax expense of $8 and $21, respectively, on loss from continuing operations before income taxes and equity in net loss of associated companies of $180 and $350, respectively. The tax expense of $21 was largely comprised of $13 of income taxes in profitable jurisdictions, primarily in Asia, and the provision of $24 of income taxes due to adjustments relating to transfer pricing and uncertain tax positions. This was offset by the adjustment of prior year estimates of $15 and a benefit of $1 from various tax credits and R&D related incentives. Previously included in continuing operations, Nortel reallocated to discontinued operations tax expense of $7 relating to the accrual of the deferred tax liability associated with NNL’s investment in LGN.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at September 30, 2010 for all jurisdictions. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — Equity Investees

As discussed above, the Equity Investees were accounted for under the equity method of accounting from the Petition Date through May 31, 2010 and are accounted for under the cost method of accounting beginning June 1, 2010. Therefore, the Equity in net loss of Equity Investees for the nine months ended September 30, 2010 only includes the results of the Equity Investees through May 31, 2010 and is not included for the third quarter of 2010. Equity in net loss of Equity Investees was a loss of $159 for the three months ended September 30, 2009. Equity in net loss of Equity Investees was a loss of $50 for the nine months ended September 30, 2010 compared to a loss of $448 for the nine months ended September 30, 2009. The following discussion relates to the key components comprising the Equity Investees’ net loss.

The general trends related to our consolidated revenues, gross margin, SG&A expense and R&D expense for the first nine months of 2010 discussed above were also applicable to the Equity Investees. See “Results of Operation — Continuing Operations”.

Revenues

Q3 2009

Revenues in the third quarter of 2009 were $226, excluding $122 in discontinued operations, comprised primarily of $205 in EMEA and $19 in Asia. The MEN segment revenue of $105 was comprised of $63 and $42 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $62 resulting primarily from the GSM and UMTS solutions business. The CVAS segment revenue was $57.

First nine months of 2010 vs. first nine months of 2009

Revenues in the first nine months of 2010 up to May 31, 2010 were $243, excluding $4 in discontinued operations, comprised primarily of $222 in EMEA. The MEN segment revenue of $109 was comprised of $69 and $40 from the data networking and security business and optical networking solutions business, respectively. The WN segment revenue was $53 resulting primarily from the GSM residual business. The CVAS segment revenue was $75.

Revenues in the first nine months of 2009 were $720, excluding $372 in discontinued operations, comprised primarily of $667 in EMEA and $43 in Asia. The MEN segment revenue of $345 was comprised of $191 and $154 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenue was $207 resulting primarily from the GSM and UMTS solutions business. The CVAS segment revenue was $159.

Gross Margin

Q3 2009

Gross profit was $77 and gross margin was 22.0% for the third quarter of 2009.

First nine months of 2010 vs. first nine months of 2009

Gross profit was $49 and gross margin was 19.8% for the first nine months of 2010 up to May 31, 2010. Gross profit was $274 and gross margin was 25.1% for the first nine months of 2009.

SG&A and R&D Expense

Q3 2009

SG&A and R&D expenses were $129 and $37, respectively, for the third quarter of 2009.

First nine months of 2010 vs. first nine months of 2009

SG&A and R&D expenses were $116 and $8, respectively, for the first nine months of 2010 up to May 31, 2010. SG&A and R&D expenses were $399 and $102, respectively, for the first nine months of 2009.

Reorganization Items — net

The components of reorganization items — net were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30, 2009
	2010 (a)	2009
Professional fees	$(39)	$(105)	$(37)
Interest income	2	5	2
Lease repudiation	—	2	—
Employee incentive plans	(9)	(11)	(5)
Penalties	—	(9)	(1)
Settlements	(3)	—	—
Gain on divestitures	28	—	—
Other	8	(12)	(11)

Total reorganization items — net	$(13)	$(130)	$(52)

(a)	The 2010 results only include the five months ended May 31 as the Equity Investees are accounted for under the cost method effective June 1, 2010.

See “Results of Operations — Continuing Operations — Reorganization Items — net” for a description of the nature of these reorganization items.

Results of Operations — Discontinued Operations

As discussed above, we have completed the sale of substantially all of the assets of the ES business globally, including the shares of DiamondWare, Ltd. and NGS. These assets and liabilities were classified as held for sale at September 30, 2009. NNL completed the sale of its 50% plus one share interest in LGN in the second quarter of 2010. The LGN assets and liabilities were classified as held for sale in the second quarter of 2010. The related ES, NGS and LGN financial results of operations have been classified as discontinued operations for all periods presented. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures”.

Q3 2010 vs. Q3 2009

ES

Loss from discontinued operations, net of taxes, for the third quarter of 2010 for ES was $5. Revenues for the third quarter of 2010 were nil with a negative gross profit of $1 for ES related to the residual business not transferred to Avaya. Additionally, ES incurred SG&A expense of $1.

Loss from discontinued operations, net of taxes, for the third quarter of 2009 for ES was $164. Revenues for the third quarter of 2009 were $353 with a gross profit of $111 for ES. SG&A and R&D expenses were $142 and $59, respectively.

LGN

Earnings from discontinued operations, net of taxes, for the third quarter of 2009 for LGN were $7. Revenues for the third quarter of 2009 were $102, with a gross profit of $36 for LGN. SG&A and R&D expenses were $14 and $11, respectively.

First nine months of 2010 vs. first nine months of 2009

ES

Loss from discontinued operations, net of taxes, for the first nine months of 2010 for ES was $14. Revenues for the first nine months of 2010 were $11 with a negative gross profit of $2 for ES related to the residual business not transferred to Avaya. Additionally, ES incurred SG&A expense of $10.

Loss from discontinued operations, net of taxes, for the first nine months of 2009 for ES was $488. Revenues for the first nine months of 2009 were $1,064 with a gross profit of $336 for ES. SG&A and R&D expenses were $453 and $207, respectively. Also included in the loss from discontinued operations were $48 in goodwill impairment charges related to ES.

LGN

Earnings from discontinued operations, net of taxes, for the first nine months of 2010 for LGN were $42. We recorded a gain of $53 on the sale of NNL’s interest in LGN to Ericsson in the second quarter of 2010. Revenues for the first nine months of 2010 were $210 with a gross profit of $58 for LGN. These earnings were partially offset by SG&A and R&D expenses of $37 and $31, respectively.

Earnings from discontinued operations, net of taxes, for the first nine months of 2009 for LGN were $37. Revenues for the first nine months of 2009 were $489 with a gross profit of $175 for LGN. SG&A and R&D expenses were $46 and $36, respectively.

For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

Segment Information

How We Measure Business Performance

In the first quarter of 2010, our then CRO (effective March 21, 2010 and for the remainder of the first quarter of 2010, the CRO’s title was changed to Special Advisor) and the President of NBS were both identified as Chief Operating Decision Makers in assessing the performance of and allocating resources to our operating segments. The CRO was responsible for the remaining businesses and the President of NBS was responsible for the contracts included in operating segments that did not transfer to the purchasers of the divested businesses. As a result of the departure of the CRO, the Chief Strategy Officer and Business Unit President became the Chief Operating Decision Maker (CODM) in the second quarter of 2010 responsible for the remaining businesses, while the President of NBS continues to be the CODM responsible for the contracts included in operating segments that did not transfer, as noted above. In the third quarter of 2010, the primary financial measure used by the Chief Strategy Officer and Business Unit President and the President of NBS was Management Operating Margin (Management OM). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to our consolidated entities. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. Beginning in the third quarter of 2010, the financial information for our reportable segments, including Management OM, no longer includes the results of the Equity Investees for any period, which is consistent with how we manage our remaining businesses following the sale of substantially all of our businesses. For a full reconciliation of Management OM to net earnings (loss) under U.S. GAAP, see note 9 to the accompanying unaudited condensed consolidated financial statements. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

These non-U.S. GAAP measures should be considered in addition to, but not as a substitute for, the information contained in our unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP. Although these measures may not be equivalent to similar measurement terms used by other companies, they may facilitate comparisons to our historical performance and our competitors’ operating results. Comparative periods have been recast to conform to the current segment presentation.

Wireless Networks

The following table sets forth segment revenues and Management OM for the WN segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Segment Revenues
CDMA solutions	$12	$441	$(429)	(97)	$34	$1,348	$(1,314)	(97)
GSM and UMTS solutions	19	160	(141)	(88)	157	433	(276)	(64)

Total Segment Revenues	$31	$601	$(570)	(95)	$191	$1,781	$(1,590)	(89)

Management OM	$16	$187	$(171)	(91)	$83	$453	$(370)	(82)

We completed the sale of substantially all of our CDMA business and LTE Access assets to Ericsson on November 13, 2009 and the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch on March 31, 2010. The GSM business in CALA was sold to Ericsson on June 4, 2010. Following the completion of the sales, WN includes only the residual CDMA and GSM businesses.

Q3 2010 vs. Q3 2009

WN revenues decreased to $31 in the third quarter of 2010 from $601 in the third quarter of 2009, a decrease of $570 or 95%, due to decreases across all businesses and regions.

WN Management OM decreased to $16 in the third quarter of 2010 from $187 in the third quarter of 2009, a decrease of $171. This decrease was a result of a decrease in gross profit of $304, partially offset by decreases in both R&D and SG&A expenses of $80 and $53, respectively.

WN gross profit decreased to $15 from $319, while gross margin decreased to 48.4% from 53.1%.

The decreases in WN revenues, Management OM and gross profit are all primarily due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009, the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch in the second quarter of 2010 and the sale of the GSM business in CALA to Ericsson in the second quarter of 2010.

First nine months of 2010 vs. first nine months of 2009

WN revenues decreased to $191 in the first nine months of 2010 from $1,781 in the first nine months of 2009, a decrease of $1,590 or 89%, due to decreases across all businesses and regions.

WN Management OM decreased to $83 in the first nine months of 2010 from $453 in the first nine months of 2009, a decrease of $370. This decrease was a result of a decrease in gross profit of $824, partially offset by decreases in both R&D and SG&A expenses of $280 and $174, respectively.

WN gross profit decreased to $103 from $927, while gross margin increased to 53.9% from 52.0%.

The decreases in WN revenues, Management OM and gross profit are all primarily due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009, the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch in the second quarter of 2010 and the sale of the GSM business in CALA to Ericsson in the second quarter of 2010.

Carrier VoIP and Application Solutions

The following table sets forth segment revenues and Management OM for the CVAS segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Segment Revenues
Circuit and packet voice solutions	$4	$151	$(147)	(97)	$166	$381	$(215)	(56)

Total Segment Revenues	$4	$151	$(147)	(97)	$166	$381	$(215)	(56)

Management OM	$(4)	$14	$(18)	(129)	$(52)	$(19)	$(33)

On May 28, 2010, we completed the sale of substantially all of the assets of the CVAS business to GENBAND. Following the completion of the sale, CVAS includes the residual CVAS business.

Q3 2010 vs. Q3 2009

CVAS revenues decreased to $4 in the third quarter of 2010 from $151 in the third quarter of 2009, a decrease of $147 or 97%, due to decreases across all regions.

CVAS Management OM decreased to a loss of $4 in the third quarter of 2010 from $14 in the third quarter of 2009, a decrease of $18. This decrease was a result of a decrease in gross profit of $78, partially offset by decreases in R&D and SG&A expenses of $34 and $26, respectively.

CVAS gross profit decreased to a loss of $1 from a profit of $77, while gross margin decreased to negative 25.0% from 51.0%.

The decreases in CVAS revenues, Management OM and gross profit are all primarily due to the sale of substantially all of the assets of the CVAS business to GENBAND in the second quarter of 2010.

First nine months of 2010 vs. first nine months of 2009

CVAS revenues decreased to $166 in the first nine months of 2010 from $381 in the first nine months of 2009, a decrease of $215 or 56%, due to decreases across all regions.

CVAS Management OM decreased to a loss of $52 in the first nine months of 2010 from a loss of $19 in the first nine months of 2009, a decrease of $33. This decrease was a result of a decrease in gross margin of $117, partially offset by a decrease in R&D and SG&A expenses of $56 and $28, respectively.

CVAS gross profit decreased to $53 from $170, while gross margin decreased to 31.9% from 44.6%.

The decreases in CVAS revenues, Management OM and gross profit are all primarily due to the sale of substantially all of the assets of the CVAS business to GENBAND in the second quarter of 2010. In the first quarter of 2010, there were also decreases in revenues due to revenues from certain customers in 2009 that were not repeated in 2010 which were partially offset by the impact of favorable foreign exchange fluctuations in Canada and an increase in new business along with associated services contracts in 2010 in the U.S.

Metro Ethernet Networks

The following table sets forth segment revenues and Management OM for the MEN segment:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Segment Revenues
Optical networking solutions	$16	$178	$(162)	(91)	$147	$590	$(443)	(75)
Data networking and secutiry solutions	32	12	20	167	86	53	33	62

Total Segment Revenues	$48	$190	$(142)	(75)	$233	$643	$(410)	(64)

Management OM	$5	$(22)	$27		$(28)	$(39)	$11

On March 19, 2010, we completed the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena. Following the completion of the sale, MEN includes the residual Optical Networking and Carrier Ethernet solutions business, and the MSS business, which is included in data networking and security solutions.

Q3 2010 vs. Q3 2009

MEN revenues decreased to $48 in the third quarter of 2010 from $190 in the third quarter of 2009, a decrease of $142 or 75%, due to decreases across all regions.

Revenues in the optical networking solutions business decreased by $162 as a result of the sale of our Optical Networking and Carrier Ethernet businesses to Ciena in the first quarter of 2010.

The increase in the data networking and security solutions business of $20 was primarily due to increases in MSS business in the U.S.

MEN Management OM increased to earnings of $5 in the third quarter of 2010 from a loss of $22 in the third quarter of 2009, due to decreases in both R&D and SG&A expenses of $49 and $29, respectively, partially offset by a decline in gross profit of $51.

MEN gross profit decreased to $12 in the third quarter of 2010 from $63 in the third quarter of 2009, while gross margin decreased to 25.0% from 33.2%. Gross profit decreased primarily as a result of the divestiture of our Optical Networking and Carrier Ethernet businesses in the first quarter of 2010. R&D expense decreased primarily due to the cancellation of certain R&D programs and reduced spending in maturing technologies, partially offset by the unfavorable impact of foreign exchange fluctuations. The decrease in SG&A expense was mainly due to headcount reductions. Further, both R&D and SG&A expenses decreased as a result of the divestiture of our Optical Networking and Carrier Ethernet businesses.

First nine months of 2010 vs. first nine months of 2009

MEN revenues decreased to $233 in the first nine months of 2010 from $643 in the first nine months of 2009, a decrease of $410 or 64%, due to decreases across all regions.

Revenues in the optical networking solutions business decreased by $443 as a result of the sale of our Optical Networking and Carrier Ethernet businesses to Ciena in the first quarter of 2010.

The increase in the data networking and security solutions business of $33 was primarily due to increases in MSS business in the U.S.

MEN Management OM increased to a loss of $28 in the first nine months of 2010 from a loss of $39 in the first nine months of 2009 due to a decline in gross profit of $168, partially offset by decreases in both R&D and SG&A expenses of $102 and $77, respectively.

MEN gross profit decreased to $54 in the first nine months of 2010 from $222 in the first nine months of 2009, while gross margin decreased from 34.5% to 23.2%.

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

Liquidity and Capital Resources

Overview

As of September 30, 2010, our cash and cash equivalents balance was $1,686.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of September 30, 2010: $834 in the U.S., $293 in Asia, $189 in Canada, $144 in CALA, $108 in joint ventures, $104 in China and $14 in EMEA. These amounts exclude restricted cash of $3,239, comprised of $3,206 in Canada, $25 in the U.S. and $8 in Asia. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received” for further information regarding NNL restricted cash in Canada. Cash of $844 held by our Equity Investees is no longer included in our consolidated cash balance as a result of the change to cost accounting (see “Executive Overview — Basis of Presentation and Going Concern Issues”).

Since June 2009, approximately $3,150 in net proceeds have been generated through the completed sales of businesses of which approximately $3,134 have been received as of September 30, 2010. As at September 30, 2010, $2,828 of the divesture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $234, reflecting proceeds from the sale of LGN, is included in restricted cash. As at September 30, 2010, a further $140 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to September 30, 2010, Nortel’s escrow agent has received nil of the $140. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

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

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements were last extended to May 31, 2010. The parties continue discussions on further extending the agreements to reflect the significantly reduced volume of intercompany transactions resulting from the business divestitures, which extensions would be subject to agreement of the parties and, in the case of the Canada-EMEA agreement, with the consent of the Canadian Monitor and U.K. Administrators. In the meantime, ongoing day to day trade of goods and services and settlement of post-filing intercompany accounts continues in the normal course. During the pendency of the Creditor Protection Proceedings we generally have not and do not expect to make payments to satisfy any of the interest obligations of the Debtors.

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

A revolving loan agreement between NNI, as lender, and NNL, as borrower, was approved by the Canadian Court and, subject to certain conditions, approved by the U.S. Court on an interim basis. An initial amount of $75 was approved and drawn, and the remaining $125 provided for under the agreement is subject to U.S. Court approval. We are not seeking U.S. Court approval to draw down the remaining $125. The loan bears interest at 10% per annum, and is secured by a charge on our Ottawa, Ontario facility, and subject to certain conditions, an intercompany charge, each as approved by the Canadian Court. NNL’s obligations under the loan are unconditionally guaranteed by NNTC and each of the other Canadian Debtors. The agreement currently matures on December 31, 2010 and NNL intends to repay this outstanding amount with the proceeds from the sale of the Ottawa Carling Campus.

Under the Cash Collateral Agreement, which was entered into in connection with the EDC Facility, NNL provided cash collateral of $6.5 for all outstanding post-petition support in accordance with the terms of the Cash Collateral Agreement, of which $6.2 has been released in the first nine months of 2010, see “Executive Overview — Creditor Protection Proceedings — Export Development Canada Support Facility”. We have established other cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. Approximately $13 of cash collateral has been posted by Nortel in support of non-EDC performance bonds and letter of credit facilities.

To enable the APAC Agreement Subsidiaries to preserve their assets and businesses, the Debtors entered into the APAC Agreement. Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries was restructured to subordinate a portion of their debt. Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the Pre-Petition Intercompany Debt. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $20, $30 and $23, respectively, in aggregate in respect of the APAC Agreement. A further portion of the Pre-Petition Intercompany Debt will be repayable from time to time only to the extent of such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions. See “Executive Overview — Creditor Protection Proceedings — APAC Debt Restructuring Agreement”.

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

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $312 in the first nine months of 2010 to $1,686, primarily due to cash flows attributable to discontinued operations and the net cash used in continuing operations.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand for the nine months ended and as of September 30, 2010 and 2009:

	For the Nine Months Ended September 30,
	2010	2009	Change
Net loss attributable to NNC	$(1,798)	$(1,289)	$(509)
Net (earnings) loss from discontinued operations, net of tax	(28)	451	(479)
Non-cash items	1,895	645	1,237
Changes in operating assets and liabilities:
Accounts receivable — net	281	319	(38)
Inventories — net	36	86	(50)
Accounts payable	(59)	64	(123)

	258	469	(211)
Changes in other operating assets and liabilities
Deferred costs	20	74	(54)
Income taxes	(73)	(7)	(66)
Payroll, accrued and contractual liabilities	44	142	(98)
Deferred revenue	3	(28)	31
Advanced billings in excess of revenues recognized to date on contracts	(77)	(110)	33
Restructuring liabilities	(19)	(32)	13
Other	(27)	(90)	63

	(129)	(51)	(78)
Net cash from (used in) operating activities of continuing operations	198	225	(40)
Net cash from (used in) operating activities of discontinued operations	(377)	(4)	(373)

Net cash from (used in) operating activities	(179)	221	(413)

Net cash from (used in) investing activities of continuing operations	(221)	24	(245)
Net cash from (used in) investing activities of discontinued operations	203	7	196

Net cash from (used in) investing activities	(18)	31	(49)

Net cash used in financing activities of continuing operations	(23)	(54)	31
Net cash from financing activities of discontinued operations	(77)	(29)	(48)

Net cash used in financing activities	(100)	(83)	(17)

Effect of foreign exchange rate changes on cash and cash equivalents	11	51	(27)
Cash and cash equivalents of liquidated entities	(26)	—	(26)
Reduction of cash and cash equivalents of deconsolidated entities	—	—	—

Net cash from (used in) continuing operations	(61)	246	(307)
Net cash from (used in) discontinued operations	(251)	(26)	(225)

Net increase (decrease) in cash and cash equivalents	(312)	220	(532)
Cash and cash equivalents at beginning of period	1,998	2,397	(399)
Less: Cash and cash equivalents of Equity Investees	—	(761)	761

Adjusted cash and cash equivalents at beginning of period	1,998	1,636	362
Cash and cash equivalents at end of period	1,686	1,856	(170)
Less: Cash and cash equivalents of discontinued operations at end of period	—	(346)	346

Cash and cash equivalents of continuing operations at end of period	$1,686	$1,510	$176

Operating Activities

In the first nine months of 2010, our net cash used in operating activities of $179 resulted from a net loss attributable to NNC of $1,826, net of discontinued operations of $28, net cash used in discontinued operations of $377 and net uses of cash of $129 due to changes in other operating assets and liabilities, partially offset by adjustments for non-cash items of $1,895 and cash of $258 from changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $77, the reduction of income taxes of $73, the change in other of $27 and the decrease in restructuring liabilities of $19, partially offset by the change in payroll, accrued and contractual liabilities of $44 and the change in deferred costs of $20. The primary non-cash items were $1,279 in reorganization items under ASC 852, other of $424 consisting primarily of funding to LGN discontinued operations, pension and other accruals of $83, amortization and depreciation of $51 and equity in net loss of equity investee of $50.

In the first nine months of 2009, our net cash from operating activities of $221 resulted from cash of $469 from changes in operating assets and liabilities plus adjustments for non-cash items of $645, partially offset by a net loss attributable to NNC of $838, net of discontinued operations of $451, and net uses of cash of $51 due to changes in other operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $110, the change in other of $90, the change in restructuring liabilities of $32 and the change in deferred revenues of $28, partially offset by the change in payroll, accrued and contractual liabilities of $142 and the change in deferred cost of $74. The use of cash for payroll, accrued and contractual liabilities was primarily due to sales compensation accruals, SG&A and interest accruals. The primary additions to our net loss for non-cash items were $448 equity in net loss of Equity Investees, reorganization items under ASC 852 of $265, pension and other accruals of $153, amortization and depreciation of $139, share-based compensation expense of $73 primarily related to the cancellation of certain share-based compensation plans, and earnings attributable to non-controlling interests of $16.

For additional information with respect to the increase in our deferred tax asset valuation allowance, see the “Application of Critical Accounting Policies and Estimates — Income Taxes” section of this report.

Investing Activities

In the first nine months of 2010, net cash used in investing activities was $18 primarily due to an increase in restricted cash and cash equivalents of $1,221 and expenditures for plant and equipment of $8, partially offset by proceeds related to sale of businesses and assets of $987, net cash provided by discontinued operations of $203 and a decrease in short-term and long-term investments of $24 as a result of proceeds received from the Reserve Primary Fund.

In the first nine months of 2009, net cash from investing activities was $31 primarily due to proceeds on disposals of plant and equipment of $87, a decrease in short-term and long-term investments of $40 and net cash provided by discontinued operations of $7, partially offset by an increase in restricted cash and cash equivalents of $82 and expenditures for plant and equipment of $26.

Financing Activities

In the first nine months of 2010, cash used in financing activities was $100, due to cash used in discontinued operations of $77, dividends paid by subsidiaries to noncontrolling interests of $19 and a net decrease in capital leases payable of $4.

In the first nine months of 2009, cash used in financing activities was $83, primarily due to a net decrease in notes payable of $41 and cash used in discontinued operations of $29.

Other Items

In the first nine months of 2010, our cash position was positively impacted by $11 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar, the Euro and the British Pound against the U.S. Dollar.

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

Future Uses of Liquidity

Our cash requirements for the 12 months commencing October 1, 2010 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $199;

•	cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $46;

•	costs related to workforce reductions and real estate actions of approximately $21; and

•	capital expenditures of approximately $1 primarily related to R&D.

Contractual cash obligations

Our contractual cash obligations for operating leases, obligations under post-Petition Date cost reduction activities, employee benefit obligations and other long-term liabilities reflected on the balance sheet remained substantially unchanged as of September 30, 2010 from the amounts disclosed as of December 31, 2009 in our 2009 Annual Report, except for where we have applied the accounting under ASC 852. Our current contractual obligations are subject to re-evaluation in connection with our Creditor Protection Proceedings. See “Executive Overview — Basis of Presentation and Going Concern Issues” for more information.

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

The following table provides information related to these types of bonds as of:

	September 30, 2010	December 31, 2009
Bid and performance-related bonds (a)	$25	$31
Other bonds (b)	2	19

Total bid, performance-related and other bonds	$27	$50

(a)	Net of restricted cash and cash equivalent amounts of $7 and $17 as of September 30, 2010 and December 31, 2009, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $17 and $16 as of September 30, 2010 and December 31, 2009, respectively.

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

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources —Operating Activities” above.

The following table summarizes our deferred revenue balances:

	As of
	September 30, 2010	December 31, 2009	$ Change	% Change
Deferred revenue	$13	$209	$(196)	(94)
Advance billings	8	76	(68)	(89)

Total deferred revenue	$21	$285	$(264)	(93)

Total deferred revenue decreased by $264 in the first nine months of 2010 as a result of reductions related to reclassifications to gain (loss) on divestitures of $245 and the net release of approximately $66, partially offset by $48 reclassified from held for sale related to contracts ultimately retained. The general trends related to our consolidated revenues also contributed to the decrease. See “Results of Operations — Continuing Operations.” The release of deferred revenue to revenue is net of additional deferrals recorded during the first nine months of 2010.

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

The following table summarizes our accounts receivable and long-term receivable balances and related reserves:

	As of
	September 30, 2010	December 31, 2009
Gross accounts receivable	$201	$641
Provision for doubtful accounts	(8)	(16)

Accounts receivable — net	$193	$625

Accounts receivable provision as a percentage of gross accounts receivable	4%	2%

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

The following table summarizes our inventory balances and other related reserves:

	As of
	September 30, 2010	December 31, 2009
Gross inventory	$98	$356
Inventory provisions	(69)	(129)

Inventories — net (a)	$29	$227

Inventory provisions as a percentage of gross inventory	70%	36%
Inventory provisions as a percentage of gross inventory excluding deferred costs (b)	78%	61%

(a)	Includes the long-term portion of inventory related to deferred costs of nil and $44 as of September 30, 2010 and December 31, 2009, respectively, which is included in other assets.
(b)	Calculated excluding deferred costs of $9 and $144 as of September 30, 2010 and December 31, 2009, respectively.

Inventory provisions decreased by $60 primarily as a result of $10 reclassified as held for sale, $52 of scrapped inventory, $44 transferred related to divestitures, $11 of previously reserved inventory that was subsequently sold (including $10 of consigned inventory), partially offset by $43 of additional inventory provisions, $11 related to the recognition of zero net value inventory previously excluded from the gross inventory provision and foreign exchange adjustments of $3. In the future, we may be required to make significant adjustments to these provisions for the sale and/or disposition of inventory that was provided for in prior periods.

Income Taxes

As of September 30, 2010, our net deferred tax asset was nil. As of December 31, 2009, our net deferred tax asset was $13. The reduction of $13 was primarily due to the sale of the LGN joint venture and the reversal of the deferred tax liability of $7 associated with NNL’s investment in LGN.

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

Tax Contingencies

The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our unaudited condensed consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $19 as of September 30, 2010, of which $2 is included in liabilities subject to compromise.

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

As at September 30, 2010, we no longer consolidate the following entities and therefore, other than amounts accrued through guarantees, the tax uncertainty liabilities associated with these assessments are no longer accrued in our financial statements:

(a)	the tax authorities in Brazil have completed an examination of prior taxable years and have issued in the past assessments in the amount of $85 for the taxation years 1999 and 2000. We are currently in the process of appealing these assessments and in the past we have fully provided for the income tax liability in respect of these assessments.

(b)	the tax authorities in Colombia have issued an assessment relating to the 2003 tax year proposing adjustments to increase taxable income, resulting in an additional tax liability of $18 inclusive of interest and penalties. We had previously recorded an income tax liability of $18 to fully reserve against this assessment.

(c)	the tax authorities in France have issued notices of assessments against one of the Equity Investees in respect of the 2001, 2002 and 2003 taxation years. After adjusting these assessments to reflect the resolution of certain withholding tax issues, these assessments collectively propose adjustments to increase taxable income of approximately $1,130, additional income tax liabilities of $44, inclusive of interest, as well as certain adjustments to withholding and other taxes of approximately $16, exclusive of applicable interest and penalties subsequent to the assessment date. Other than the withholding and other taxes, we have sufficient loss carryforwards to offset the majority of the proposed assessment. However, no amount had been provided for these assessments since we believe that the proposed assessments are without merit, and any potential tax adjustments that could result from these ongoing examinations cannot be quantified at this time. In February 2010, we received a notice from the France tax authorities cancelling $80 of the assessments relating to the withholding tax amounts. We did not receive a similar assessment from the French tax authorities for the 2004 tax year. In 2006, we discussed settling the audit adjustment without prejudice at the field agent level for the purpose of accelerating the process to either the courts or Competent Authority proceedings under the Canada-France tax treaty. We withdrew from the discussions during the first quarter of 2007 and entered into Mutual Agreement Procedures with the competent authority under the Canada-France tax treaty to settle the dispute and avoid double taxation.

Pension and Post-retirement Benefits

We maintain various retirement programs, one or more of which covers substantially all of our employees, which consist of defined benefit, defined contribution and investment plans. We maintain defined contribution programs available to substantially all of our North American employees. Additionally, we sponsor traditional defined benefit programs that are closed to new entrants. See below regarding the PBGC termination of the U.S. Retirement Income Plan on September 8, 2009. As discussed above, the administration of the Canadian Pension Plans transferred on September 30, 2010 to Morneau Sobeco Limited Partnership. Although these programs represent our major retirement programs, we also have smaller pension plan arrangements in other countries.

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

As discussed above, the Canadian Debtors entered into the Settlement Agreement in relation to the Canadian registered pension plans, post-retirement benefits and post-employment benefits. See “Executive Overview — Creditor Protection Proceedings — Settlement Agreement with Former and Disabled Canadian Employee Representatives”. The Canadian Pension Plans were transferred to the replacement administrator, Morneau Sobeco Limited Partnership, on September 30, 2010. We remained as plan sponsor and, in our capacity as plan sponsor of the Canadian Pension Plans, amended the plans to cease future service accruals effective September 30, 2010. Benefit payments by us in the Canadian post-retirement benefit plan and the Canadian long-term disability plan will cease on December 31, 2010.

As a result of the approved cessation of post-retirement benefit payments on December 31, 2010, we recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (ASC 715-60), which required a derecognition of the liability and deferred actuarial gains totaling $432 to earnings in reorganization items in the first quarter of 2010. For the nine months ended September 30, 2010, we have also recorded in earnings in reorganization items a charge of $429 representing our current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years benefits they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

As a result of the amendments to cease future service accruals for the Canadian Pension Plans, we remeasured the Canadian Pension Plans using assumptions consistent with a wind-up basis of accounting as this is our best estimate of current assumptions and recorded the impacts of this remeasurement in the third quarter of 2010 in accordance with FASB ASC 715-30 “Defined Benefit Plans — Pension” (ASC 715-30). A curtailment loss of $490 was recorded to the statement of operations in reorganization items in the third quarter of 2010. As a result of this remeasurement, we changed our pension discount rate, a key assumption used in estimating pension benefit costs, for the Canadian Pension Plans. This resulted in a change in the weighted average pension discount rate to 4.6% from 5.8% at December 31, 2009. In addition, as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement date. The effect of these adjustments and the related foreign currency translation adjustment was to increase pension liabilities by $579 and accumulated other comprehensive loss (before tax) by $89.

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

For 2010, our expected rate of return on plan assets was 7.0% for defined benefit pension plans. Also for 2010, our discount rate on a weighted-average basis for pension expenses decreased from 7.1% to 5.8% for the defined benefit pension plans and remained unchanged from 2009 for post-retirement benefit plans at 6.0%, prior to the remeasurement discussed below. We will continue to evaluate our discount rates at least annually and make adjustments as necessary, which could change the pension and post-retirement obligations and expenses in the future. For a sensitivity analysis of changes in these assumptions, please refer to our 2009 Annual Report —Management’s Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates — Pension and Post-retirement Benefits.

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

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings, we remeasured the post-retirement benefit obligation for the U.S. and recorded the impacts of this remeasurement in the third quarter of 2010 in accordance with ASC 715-60. A curtailment gain of $0.4 was recorded to the statement of operations in the U.S. in the third quarter of 2010. As a result of this remeasurement, we changed our post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. This resulted in a change in the weighted average post-retirement discount rate to 5.1% from 5.4% at June 30, 2010. In addition, as a result of the remeasurement, we were required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. The effect of these adjustments was to increase post-retirement liabilities by $6 and accumulated other comprehensive loss (before tax) by $6.

Assuming current funding rules and current plan design, estimated 2010 cash contributions to our defined benefit pension plans and our post-retirement benefit plans are approximately $27 and $39, respectively. Our 2010 cash contributions to these plans are significantly impacted as a result of the Creditor Protection Proceedings.

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

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, The Pensions Regulator, purporting to act under The Pensions Act 2004 (U.K.) (U.K. Statute), issued a “warning notice” (Warning Notice) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to issue a financial support direction (FSD) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI as targets of a procedure before the determination panel of The Pensions Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by The Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court, which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010 but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending. On August 5, 2010, a U.S. Magistrate Judge issued a report and recommendation that the order of the U.S. Court be affirmed. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of The Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the determinations panel of The Pension Regulator issued a determinations notice indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On July 23, 2010, certain Nortel entities filed an appeal of the determinations notice with the U.K. appeal tribunal. As a result, as of the date hereof, no FSD has been issued. We are of the view that the determinations notice and any FSD are null and void given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has indemnified the U.K. pension trust for any amounts due that NNUK does not pay under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement NNL has indemnified the trustees of the U.K. defined benefit pension plan on the insolvency of NNUK and consequent windup of such plan. We have recorded a liability of $681 representing our current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to these claims. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted. See note 14 to the accompanying unaudited condensed consolidated financial statements.

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

Outstanding Share Data

As of November 8, 2010, we had 498,206,366 NNC common shares outstanding.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of September 30, 2010, the accruals on the consolidated balance sheet for environmental matters were $9. Based on information available as of September 30, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations currently under investigation, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

We are also listed as a potentially responsible party under the U.S. Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, at two Superfund sites in the U.S. Agreements have been reached to settle these obligations via the claims process. The amount is not material.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business and maximize the value of our businesses; obtain required approvals and successfully consummate pending and future divestitures; ability to satisfy transition services agreement obligations in connection with the divestiture of operations; successfully conclude ongoing discussions for the sale of our other assets or businesses; develop, obtain required approvals for, and implement a court-approved plan; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of our jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; arrange for alternative funding; if necessary, arrange for sufficient debtor-in-possession or other financing; continue to have cash management arrangements and obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the French Administrator, the French Liquidator, the Israeli Administrators, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; maintain R&D investments; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; operate our business effectively under the new organizational structure, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the U.S. principal officer, and work effectively with the U.K. Administrators, French Administrator, French Liquidator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees; retain, or if necessary, replace major suppliers on acceptable terms and avoid disruptions in our supply chain; maintain current relationships with reseller partners, joint venture partners and strategic alliance partners; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; reject, repudiate or terminate contracts; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be ascribed pursuant to any court-approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: the sustained economic downturn and volatile market conditions and resulting negative impact on our business, results of operations and financial position and its ability to accurately forecast its results and cash position; cautious capital spending by customers as a result of factors including current economic uncertainties; fluctuations in foreign currency exchange rates; any requirement to make larger contributions to defined benefit plans in the future; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; any negative developments associated with our suppliers and contract manufacturers including our reliance on certain suppliers for key optical networking solutions components and on one supplier for most of its manufacturing and design functions; potential penalties, damages or cancelled customer contracts from failure to meet contractual obligations including delivery and installation deadlines and any defects or errors in our products; significant competition, competitive pricing practices, industry consolidation, rapidly changing technologies, evolving industry standards, frequent new product introductions and short product life cycles, and other trends and industry characteristics affecting the telecommunications industry; a failure to protect our intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; and changes in regulation of the Internet or other regulatory changes.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO) John M. Doolittle, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at September 30, 2010. Based on this evaluation, management, including the CFO, have concluded that our disclosure controls and procedures as at September 30, 2010 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. During the first nine months of 2010, we completed several business divestitures and streamlined our business infrastructure and implement processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes continued to materially affect our internal control over financial reporting during the third quarter of 2010 or are reasonably likely to continue to materially affect our internal control over financial reporting. Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, while maintaining effective control over financial reporting.

PART II

OTHER INFORMATION

Capitalized terms used in this Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 1.	Legal Proceedings

There have been no material developments in our material legal proceedings as previously reported in our 2009 Annual Report, First Quarter 2010 Quarterly Report on Form 10-Q and Second Quarter 2010 Quarterly Report on Form 10-Q. For additional discussion of other material legal proceedings, see “Contingencies” in note 23 of the accompanying unaudited condensed consolidated financial statements.

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

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the three-month period ended September 30, 2010, no NNC common shares were issued in accordance with the settlement. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

Exhibit No.	Description

10.1*	Share Purchase Agreement by and between Nortel Networks Limited and Telefonaktiebolaget LM Ericsson (PUBL) Relating to Shares of Capital Stock of LG-NORTEL Co. LTD. dated April 21, 2010 (Filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2010)

10.2	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc. and certain other subsidiaries of NNC as Sellers and PSP Holding LLC dated August 26, 2010

10.3	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc. and certain other subsidiaries of NNC as Sellers and Telefonaktiebolget LM Ericsson (PUBL) dated September 24, 2010

31	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

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

Date: November 12, 2010