Form 10-K
period 2010-12-31
NORTEL NETWORKS CORP
filed 2011-03-04
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 25, 2011, 498,206,366 common shares of Nortel Networks Corporation were issued and outstanding. Non-affiliates of the registrant held 498,157,920 common shares having an aggregate market value of $15,442,896 based upon the last sale price on the Pink Sheets Electronic Quotation Service on June 30, 2010, of $0.031 per share; for purposes of this calculation, shares held by directors and executive officers have been excluded.

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

Overview

On January 14, 2009 (Petition Date), after extensive consideration of all other alternatives, with the unanimous authorization of our board of directors after thorough consultation with our advisors, we initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), the United States (U.S.) under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11 Proceedings), the United Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel under the Israeli Companies Law 1999 (Israeli Administration Proceedings). On May 28, 2009, one of our French subsidiaries, Nortel Networks SA (NNSA), was placed into secondary proceedings (French Secondary Proceedings). On July 14, 2009, Nortel Networks (CALA) Inc. (NNCI), a U.S. based subsidiary with operations in the Caribbean and Latin America (CALA) region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware (U.S. Court) and became a party to the Chapter 11 Proceedings.

Since determining in June 2009 that selling our businesses was the best path forward, we have sold substantially all of our businesses and are focused on the sale of our remaining assets, optimizing the value of our extensive intellectual property (IP) portfolio, providing transition services to the purchasers of our businesses, the wind-down of our global operations and other restructuring activities.

We have our principal executive offices at 5945 Airport Road, Suite 360, Mississauga, Ontario, Canada L4V 1R9, (905) 863-7000. Our company was incorporated in Canada on March 7, 2000. Nortel Networks Limited (NNL), a Canadian company incorporated in 1914, is our principal operating subsidiary.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge at www.nortel.com (our website), as soon as reasonably practicable after providing them to the U.S. Securities and Exchange Commission (SEC). Our Code of Business Conduct is also available on our website, and any future amendments to it will be posted there. Any waiver of a requirement of our Code of Business Conduct, if granted by the boards of directors of NNC and NNL or their audit committees, will be posted on our website as required by law. Information contained on our website is not incorporated by reference into this or any such reports. The public may read and copy these reports at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 (1-800-SEC-0330). Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding certain issuers including NNC and NNL, at www.sec.gov. We are not a foreign private issuer, as defined in Rule 3b-4 under the Securities Exchange Act of 1934 as amended (Exchange Act).

All monetary amounts in this report are in millions, except for Part III hereof, and in U.S. Dollars except as otherwise stated. Where we say “we”, “us”, “our”, “Nortel” or “the Company”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries that continue to be consolidated, as applicable. Where we say NNC, we mean Nortel Networks Corporation. Where we refer to the “industry”, we mean the telecommunications industry.

Creditor Protection Proceedings

“Debtors” as used herein means (i) us, together with NNL and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court), (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC), NNCI and certain other U.S. subsidiaries (U.S. Debtors) that filed voluntary petitions under Chapter 11 in the U.S. Court, (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA, a French subsidiary that has commenced secondary proceedings in France), and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv. The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings and the Israeli Administration Proceedings are together referred to as the Creditor Protection Proceedings.

Pursuant to the initial order of the Canadian Court (Initial Order), Ernst & Young Inc. was named as the court-appointed monitor (Canadian Monitor) under the CCAA Proceedings. As required under the U.S. Bankruptcy Code, the U.S. Trustee for the District of Delaware (U.S. Trustee) appointed an official committee of unsecured creditors on January 22, 2009 (U.S. Creditors’ Committee). In addition, a group purporting to hold substantial amounts of our publicly traded debt has organized (the Bondholder Group). Pursuant to the terms of the orders of the English Court, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA

Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators). On January 6, 2010, the U.S. Court approved the appointment of John Ray as principal officer of each of the U.S. Debtors (U.S. Principal Officer), who is working with Nortel management, the Canadian Monitor, the U.K. Administrators and various retained advisors in connection with the Chapter 11 Proceedings.

We have been and continue to be focused on maximizing the value of our businesses and assets for the benefit of all our creditors. Throughout the creditor protection process, our activities have been and continue to be closely monitored by the courts, the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group and other creditor groups. We have worked with our advisors and stakeholders to conduct the sales of businesses and other restructuring matters in a fair, efficient and responsible manner in order to maximize value for our creditors, and in most matters, resolution has been reached on a consensual basis.

Since determining in June 2009 that selling our businesses was the best path forward, we have completed divestitures of substantially all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (publ) (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components (Packet Core Assets) to Hitachi, Ltd. (Hitachi); (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware, Ltd. (Radware); (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corporation (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); and (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc. (LGE), to Ericsson. In addition, we have completed a court-approved bidding process and have received court approvals in the U.S. and Canada for the planned divestiture of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson. Further, on December 1, 2010, we announced that Guangdong Nortel Telecommunications Equipment Co., Ltd. (GDNT), a Chinese joint venture between NNL, Nortel Networks (China) Limited (Nortel China) and certain third parties, entered into an asset sale agreement with Ericsson (China) Communications Company Ltd. (Ericsson China) for the sale of substantially all of the assets of GDNT.

Approximately $3,159 in net proceeds has been generated through the completed sales of substantially all of our businesses. To date, auctions for the sale of five businesses have yielded $1,225 more in purchase prices than initially set out in ‘stalking horse’ sale agreements. As of December 31, 2010, $2,832 of the proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities, the U.S. Subsidiaries and the EMEA Subsidiaries is ultimately determined. Through the sales completed or announced to date, we have preserved approximately 16,000 jobs for employees with buyers of these businesses.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A business services group (NBS) was established in 2009 to provide global transitional services to purchasers of the businesses, in fulfillment of contractual obligations under transition services agreements (TSAs) entered into in connection with the sales of the businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology (IT), research and development (R&D), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of up to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of remaining accounts receivable, inventory and real estate assets, independent of the TSAs.

A core corporate group (Corporate Group) was also established in 2009 and continues to be focused on a number of key actions, including the sale of remaining businesses and assets, as well as exploring strategic alternatives to maximize the value of our IP. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the Creditor Protection Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to our consolidated affiliates around the world while completing the orderly wind down of those remaining operations.

With the sale of substantially all of the businesses, the interdependency between the debtor estates has diminished and is expected to continue to diminish, and thus the estates are working to finalize separation of various corporate functions to allow each estate to become standalone. Extensive analysis and actions have been performed to segregate most of these functions such that the Canadian Debtors and the U.S. Debtors can operate independently of one another. Largely due to this work toward standalone debtor estates, we announced on January 13, 2011 that we had determined that our U.S. Debtors and their subsidiaries (collectively, the U.S. Subsidiaries) would be deconsolidated and accounted for under the cost method of accounting, effective as of October 1, 2010 because, based on our review of the applicable accounting guidance, we determined that we did not exercise all of the elements of control over the U.S. Subsidiaries, nor did we exercise significant influence over their operating and financial policies. As a result, the financial position and results of operations of the U.S. Subsidiaries are not reflected in our consolidated financial results after September 30, 2010. The change in accounting resulted in a fourth quarter 2010 non-cash charge of $2,163. The charge is primarily related to the recognition of intercompany liabilities between the Canadian estate and U.S. estate that previously were eliminated upon consolidation of the financial results. The estates continue to work together toward fulfilling their obligations under the TSAs with purchasers of the sold businesses, as well as in other areas such as efforts to optimize the value of Nortel’s IP portfolio.

See “Executive Overview — Creditor Protection Proceedings” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report, and the “Risk Factors” section of this report, for a full discussion of these and other significant events, and the risks and uncertainties we face as a result of the Creditor Protection Proceedings. See also note 2, “Creditor Protection Proceedings” to the accompanying audited consolidated financial statements.

Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com/restructuring. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://dm.epiq11.com/nortel. The content of the foregoing websites is not a part of this report.

Business Operations

During the Creditor Protection Proceedings and until the completion of the sale of the businesses or a decision to cease operations in certain countries is made, the Debtors continued to operate their remaining businesses under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation while continuing to focus on the sale of the remaining businesses and assets. Engagements with remaining customers continue in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and the divestiture efforts, and resolve any interruptions in a timely manner.

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the Initial Order, the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators, and, in the case of NNSA, the French Administrator and the French Liquidator, decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of the administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform under any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

Based on our review of the applicable accounting guidance, we have determined that we did not exercise all of the elements of control over the EMEA Subsidiaries once the EMEA Debtors filed for creditor protection although we continued to exercise significant influence over their operating and financial policies. As a result, in accordance with ASC 810, were required to deconsolidate the EMEA Debtors and their subsidiaries (collectively, the EMEA Subsidiaries). As a result, from the Petition Date to May 31, 2010, we accounted for our interests in the EMEA Subsidiaries under the equity method of accounting in accordance with FASB ASC 323 “Investments — Equity Method and Joint Ventures”. As of May 31, 2010, we determined that we no longer had significant influence over the operating and financial policies of the EMEA Debtors due to the significance of the completed divestitures, the ongoing role and decision making authority of the U.K. Administrators, and as we are not committed to provide further support to the EMEA Subsidiaries. As such, we have accounted for the EMEA Subsidiaries as an investment using the cost method of accounting as of June 1, 2010 on a prospective basis. As a result, the financial position and results of operations of the EMEA Subsidiaries are not reflected in our consolidated financial results after May 31, 2010. As noted above, the U.S. Subsidiaries have been deconsolidated and accounted for under the cost method of accounting, effective as of October 1, 2010. See note 1 to the accompanying audited consolidated financial statements for further information.

Business Segments

Our reportable segments at the start of 2010 were Wireless Networks (WN), Carrier VoIP and Application Solutions (CVAS), Metro Ethernet Networks (MEN) and LG-Nortel Co. Ltd (LGN), our Korean joint venture with LG Electronics, Inc.

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

As of December 31, 2010, our three reportable segments were WN, MEN and CVAS.

See “Executive Overview — Creditor Protection Proceedings — Significant Business and Other Divestitures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for further information on the business sales. See the “Risk Factors” section of this report for risks to our segments and our business generally and resulting from the Creditor Protection Proceedings and other matters.

WN Segment

Prior to the sale of the businesses, the WN segment offered wireline and wireless networks and related services that helped service providers and cable operators supply mobile voice, data and multimedia communications services to individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. Our Wireless Networks portfolio included 3G and 2.5G mobility networking solutions based on CDMA, GSM, GSM-R, GPRS and EDGE technologies. As of December 31, 2010, this segment includes the residual CDMA and GSM businesses.

CVAS Segment

Prior to the sale of the business, our CVAS business provided telecom service providers with network solutions that can help them improve operational efficiency, reduce costs and generate new revenue through the deployment of multimedia applications and VoIP solutions that enhance the communications experience for businesses and consumers. We sold VoIP platforms (such as circuit- and packet-based voice softswitch products and media gateways), TDM switching systems (for local, toll and long-distance deployments), and associated services (such as installation, technical support, and repairs management). As of December 31, 2010, the CVAS segment includes the residual CVAS business.

MEN Segment

Prior to the sale of the businesses, our MEN solutions delivered carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost for emerging video-intensive applications. Throughout the transition to next generation packet-based networks, MEN solutions were designed to provide a solution for all parts and layers of optical and Ethernet networks. The MEN portfolio included Optical Networking, Carrier Ethernet switching and MSS products and related services. As of December 31, 2010, the MEN segment includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business. Our MSS portfolio can offer reduced networking costs for service providers and enterprises through network consolidation, supporting multiple networking technologies such as ATM, frame relay, IP and voice on a single platform as discussed above, we entered into sale agreements with Ericsson for the planned sale of substantially all of the assets of the MSS business.

LGN

Prior to the sale by NNL of its shares in LGN, this segment provided telecommunications equipment and network solutions, spanning wired and wireless technologies, to both service providers as well as enterprise customers in both the domestic Korean market and internationally. LGN’s Carrier Network business unit offered advanced CDMA and UMTS solutions to wireless service providers and also included the Ethernet Fiber Access product line based on next-generation WDM-PON technology. LGN’s Enterprise Solutions business unit offered a broad and diverse portfolio of voice, data, multimedia, unified communication systems and devices for business communication solutions.

Sales and Distribution

For most of 2009 and into 2010 for those businesses not yet sold, our sales forces marketed and sold Nortel products and services to customers located in Canada, the U.S., CALA, EMEA and the Asia region. The sales offices were aligned with customers on a country and regional basis. For instance, certain major service provider customers had a dedicated sales account team located near their main purchasing locations. Also, in some instances, we partnered with companies that are not wholly-owned by Nortel, such as Nortel Networks Netas Telekomunikasyon A.S. (NETAS) in Turkey, and LGN in Korea. In addition, teams within the regional sales groups worked directly with top regional enterprises, and were also responsible for managing regional distribution channels. We also had decentralized marketing, product management and technical support teams for our business segments, dedicated to providing individual product line support to the respective global sales and support teams. In connection with the sales of our businesses, we continue to strive to complete orderly wind downs of the remaining global operations.

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

Sources and Availability of Materials

With regard to businesses not yet sold and to the extent required by our obligations under the TSAs, we continue to retain all supply chain strategic management and overall control responsibilities for the Nortel companies that remain consolidated, including customer interfaces, customer service, order management, quality assurance, product cost management, new product introduction, and network solutions integration, testing and fulfillment. We are generally able to obtain sufficient materials and components to meet the needs of our reportable segments.

For more information on our supply arrangements, see “Executive Overview — Creditor Protection Proceedings — Flextronics” and “Liquidity and Capital Resources — Future Uses and Sources of Liquidity —Future Uses of Liquidity” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report, and the “Risk Factors” section of this report. For more information on inventory, see “Application of Critical Accounting Policies and Estimates — Provisions for Inventories” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Research and Development

In the past, through internal R&D initiatives and external R&D partnerships, we invested in the development of technologies that we believed addressed customer needs to reduce operating and capital expenses, transition seamlessly to next-generation converged networks and deploy new services. This effort continued for each divested business until its sale, as we continued to develop technology critical to such business.

Our investments were in a variety of innovative technologies, primarily focused in the areas of 4G broadband wireless (LTE, OFDM, MIMO), next-generation optical (eDCO, 40G/100G Adaptive Optical Engine), Carrier Ethernet (PBB, PBT, PLSB), Unified Communications, web-based applications and services (IMS, SOA), secure networking, professional services for Unified Communications and telepresence.

In some cases, we complemented our in-house R&D through strategic alliances, partners, and joint ventures with best-in-class companies and also continued to work with and contribute to leading research organizations, research networks and international consortia.

The following table shows our consolidated expenses for R&D in each of the past two fiscal years ended December 31:

	2010	2009
R&D expense (a)	$107	$703
R&D costs incurred on behalf of others(b)	6	12

Total	$113	$715

(a)

Excludes R&D expense of $8 and $118 related to EMEA Subsidiaries in 2010 and 2009, respectively, and R&D expense for discontinued operations of $30 and $320 for 2010 and 2009, respectively. In 2010, reflects R&D expense related to the U.S. Subsidiaries for the nine months ended September 30, 2010 only.

(b)

These costs include R&D charged to customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Intellectual Property

IP is fundamental to us and the business of each of our reportable segments. Historically, we used IP rights to protect investments in R&D activities, strengthen leadership positions, protect our name, promote our brand name recognition, enhance competitiveness and otherwise support business goals. We generated, maintained, used and enforced a substantial portfolio of IP rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from our R&D activities. Profits and losses from our R&D efforts have been allocated throughout Nortel pursuant to an intercompany arrangement where IP is generally owned by NNL and licensed to participating Nortel affiliates (i.e., NNI and certain EMEA Debtors) through exclusive and non-exclusive licenses. We have a small number of mutual patent cross-license agreements with several major companies that enable each party to operate with reduced risk of patent infringement claims. In addition, we have a small number of agreements granting licenses to certain of our patents and/or technology to third parties, and we license certain IP rights from third parties. We have sold products primarily under the “Nortel” and “Nortel Networks” trademarks and trade names. We have registered the “Nortel” and “Nortel Networks” trademarks, and many of our other trademarks, in countries around the world. Through the various divestitures, we have granted field of use licenses to each of the divested entities. Further, we have assigned certain technologies, trademarks, and/or patents to each divested entity. As we have previously announced, as part of the Creditor Protection Proceedings we are exploring strategic alternatives to maximize the value of our remaining IP portfolio.

Employee Relations

On the Petition Date, we employed approximately 30,300 employees globally. Approximately 16,000 jobs for Nortel employees and employees of some of our joint ventures have been preserved through the sales of businesses completed or announced to date. Also, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings have resulted in significant workforce reductions.

At December 31, 2010, we employed approximately 740 regular full-time employees, including approximately 390 in Canada and 350 in Asia and CALA. The year-end workforce number does not include approximately 555 employees in the U.S. and 195 employees in EMEA, respectively, due to the deconsolidation of entities in those jurisdictions, and 46 employees in Asia employed by an EMEA Subsidiary. We also employ individuals on a regular part-time basis and on a temporary full or part-time time basis, and we engage the services of contractors as required.

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

We have organized our risks into the following categories:

•	Risks Relating to Our Creditor Protection Proceedings

•	Risks Relating to Our Remaining Businesses and Operations

Risks Relating to Our Creditor Protection Proceedings

We, and many of our direct and indirect subsidiaries, are currently subject to Creditor Protection Proceedings and additional subsidiaries could become subject to similar proceedings. Our business, operations and financial position are subject to the risks and uncertainties associated with such proceedings.

For the duration of the Creditor Protection Proceedings, our business, operations and financial position are subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this report, are comprised of:

Strategic risks, including risks associated with our ability to:

•	maximize the value of the business through sales of our assets and businesses, including our intellectual property

•	consummate pending and future divestitures

•	satisfy obligations in connection with the transition services agreements related to divestitures of our assets and businesses

•	develop and execute on alternative strategies for our remaining assets in the event we cannot maximize value through sales

•	develop plans for the conclusion of the Creditor Protection Proceedings in an effective and timely manner

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours

•	resolve allocation of sales proceeds and other inter-estate matters amongst the Debtor estates and other Nortel entities that were vendors in the various business sales

•	resolve all claims, in particular potentially significant inter-estate claims

•	obtain creditor, court and any other requisite third party approvals for plans for the conclusion of the Creditor Protection Proceedings

•	successfully implement plans for the conclusion of the Creditor Protection Proceedings

Financial risks, including risks associated with our ability to:

•	generate cash from operations and maintain adequate cash on hand

•	continue to maintain ongoing deployment of cash resources throughout the Company in connection with ordinary course intercompany trade obligations and requirements

•	continue to maintain our current cash management arrangements;

•	satisfy claims, including our ability to sell assets to satisfy claims against us

•	realize full or fair value for any remaining assets or businesses we may divest as part of any plans for the conclusion of the Creditor Protection Proceedings

•	successfully monetize any residual assets, including intellectual property

Operational risks, including risks associated with our ability to:

•	avoid reduction in, or delay or suspension of, customer orders as a result of the uncertainty caused by the Creditor Protection Proceedings including uncertainty surrounding future R&D expenditures

•

operate effectively in consultation with the Canadian Monitor, and work effectively with the U.K. Administrators in their administration of the business of the EMEA Debtors and the U.S. Principal Officer in his oversight of the U.S. Debtors

•

actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees

•	retain and incentivize key employees or otherwise replace key employees

•

in connection with any business not yet sold and stranded contracts, retain our suppliers on acceptable terms and avoid disruptions in our supply chain in order to ultimately sell or transfer these businesses and contracts to a third party

Procedural risks, including risks associated with our ability to:

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

•

prevent third parties from obtaining court orders or approvals that are contrary to our interests, such as conversion of the U.S. Debtors Chapter 11 reorganization proceedings to Chapter 7 liquidation cases, or the opening of secondary insolvency proceedings in respect of an EMEA Debtor in that debtor’s own country of incorporation

•	reject, repudiate or terminate contracts

•	obtain court approval in various jurisdictions of any agreement among the various estates for an allocation of proceeds from completed and ongoing sales of our assets and businesses

Because of these risks and uncertainties, and as we have not yet developed any plans for the conclusion of the Creditor Protection Proceedings, we cannot predict the ultimate outcome of the process, or predict or quantify the potential impact on our remaining business and operations, financial condition or results of operations. The Creditor Protection Proceedings provide us with a period of time to continue our operations while maximizing value through sales, and develop plans for the conclusion of the Creditor Protection Proceedings. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to develop, obtain confirmation or approval of, and implement any plans for the conclusion of the Creditor Protection Proceedings; generate cash from operations, maintain adequate cash on hand and resolve ongoing issues with creditors and other third parties. There can be no assurance of a successful conclusion of the Creditor Protection Proceedings. We are also exploring strategic alternatives to maximize the value of any residual assets, in particular our intellectual property. A long period of operating under Creditor Protection Proceedings may exacerbate the potential harm to our operations and remaining restructuring work and further restrict our ability to pursue certain business strategies or require us to take actions that we otherwise would not. These challenges are in addition to business, operational and competitive challenges that we would normally face even absent the Creditor Protection Proceedings.

Continuing or increasing pressure on our cash and liquidity could materially and adversely affect our ability to fund our remaining business operations, react to and withstand the current economic conditions, as well as volatile and uncertain market and industry conditions, and develop and implement any plans for the conclusion of the Creditor Protection Proceedings. Additional sources of funds may not be available.

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

There can be no assurance that any further required court approvals for any future transactions will be obtained. Furthermore, there can be no assurance that we will be able to continue to maintain ongoing deployment of cash resources throughout the Company in connection with ordinary course intercompany trade obligations. If our subsidiaries are unable to pay dividends or if there are any restrictions on the transfer of cash between us and our subsidiaries, including those imposed by courts, foreign governments and commercial limitations on transfers of cash pursuant to our joint venture commitments, the cash positions of the Canadian Debtors could be adversely affected.

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

For each plan in the relevant jurisdictions, we must obtain the approvals of the respective courts and creditors, and the Canadian Monitor (in Canada) and U.K. Administrators (in the U.K.) and the U.S. Principal Officer. We may not receive the requisite approvals and even if we do, a dissenting holder of a claim against us may challenge and ultimately delay the final approval and implementation of plans for the conclusion of the Creditor Protection Proceedings. If we are not successful in developing plans for the conclusion of the Creditor Protection Proceedings, or if we are successful in developing them but do not receive the requisite approvals, it is not clear what distributions, if any, holders of claims against us would receive. Should the stay or moratorium period and any subsequent extension thereof not be sufficient to develop and implement any of the plans for the conclusion of the Creditor Protection Proceedings, or should such plans not be approved by creditors and the courts and, in any such case, the Debtors lose the protection of such stay or moratorium, substantially all of our debt obligations will become due and payable immediately, or subject to acceleration. This would create an immediate liquidity crisis that in all likelihood would lead to the liquidation of all of our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were able to develop and implement plans for the conclusion of the Creditor Protection Proceedings.

Allocation of the sale proceeds of our businesses among the various Nortel entities participating in these sales may take considerable time to resolve.

In accordance with the IFSA and pursuant to various orders of the Canadian Court and the U.S. Court, approximately $2,832 of the net proceeds received from the sale of certain of our completed global business divestitures are being held in escrow until the final allocation of these proceeds amongst the various Nortel entities that participated in such divestitures (Nortel Sellers) is ultimately determined. At various times during the second half of 2009 and the first quarter of 2010, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators, with the involvement of the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee and the Bondholder Group, engaged in negotiations regarding the scope and terms of a proposed protocol for resolving disputes concerning the allocation of such sale proceeds (Allocation Protocol), as required by the terms of the IFSA. However, it became apparent that the parties had differing views concerning the allocation of the sale proceeds, inter-company claims and the proper scope of the Allocation Protocol. In order to address this impasse, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators agreed to temporarily suspend negotiations on the Allocation Protocol and instead focussed on a process to facilitate a comprehensive settlement to resolve all material outstanding inter-estate matters, including the allocation of the sale proceeds and the settlement of inter-company claims. To this end, the parties met on several occasions to outline, on a confidential and without prejudice basis, their respective allocation methodologies and potential inter-company claims that may be asserted.

As a result of these meetings and the complexity of the issues that were raised, the Canadian Debtors, the U.S. Debtors, the EMEA Debtors, the U.K. Administrators, the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group and certain other interested parties (the Mediation Parties) agreed that these inter-estate negotiations would be aided by the appointment of a neutral mediator to review and mediate the issues. The parties selected Layn R. Phillips, a former U.S. federal district court judge and experienced commercial mediator, to serve as mediator and review the positions and viewpoints of the various parties on allocation and unresolved inter-estate matters. A confidential, non-binding mediation was held in November 2010. The mediation session did not result in the resolution of the issues presented.

As a result of the November 2010 mediation session and positions taken in the CCAA Proceedings, it became apparent that the U.K. Administrators and certain other parties, who were also substantial creditors of the EMEA Debtors, were alleging a number of significant potential claims against the Canadian Debtors as well as the U.S. Debtors. These potential claims are integral to the allocation positions of these parties and include allegations of proprietary and trust-type claims. Consequently, the Canadian Monitor and the Canadian Debtors determined that, absent reaching a comprehensive settlement of allocation and inter-company claims issues, these specific claims needed to be resolved first. Accordingly, on January 14, 2011 the Canadian Debtors obtained an order (EMEA Claims Procedure Order) of the Canadian Court establishing a process for the calling of claims (EMEA Claims) by EMEA Creditors (as defined in the EMEA Claims Procedure Order) against the Canadian Debtors as of the Petition Date, establishing a claims bar date of March 18, 2011 for the filing of EMEA Claims, and establishing a process for the determination and resolution of EMEA Claims.

Notwithstanding the commencement of the process for the determination and resolution of EMEA Claims, the Mediation Parties have continued to engage in discussions regarding the resumption of mediation and another confidential, non-binding mediation has been scheduled in April 2011. However, no assurances can be given as to whether this mediation process will be resumed and, if so resumed, the timing or outcome of such mediation process.

Due to the complexity and multi-jurisdictional nature of the Creditor Protection Proceedings, coupled with the fact that the Nortel Sellers also include entities in various jurisdictions that are not subject to court supervision or proceedings, absent agreement on an Allocation Protocol and resolution of the EMEA Claims, there is uncertainty regarding the legal process to effect a binding allocation on all of the Nortel Sellers. The Canadian Debtors and the Canadian Monitor believe, as a consequence, that a timely and effective resolution of allocation disputes necessitates a consensual resolution among all of the relevant parties.

Delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, particularly if the EMEA Claims are not settled and must be determined and resolved in accordance with the process established by the EMEA Claims Procedure Order. Such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims against the various estates.

During the pendency of the Creditor Protection Proceedings, our financial results may be volatile and may not reflect historical trends. Also, as a result of the Creditor Protection Proceedings, our internal controls are currently subject to review and modification.

During the pendency of the Creditor Protection Proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance following the Petition Date. As a result of the Creditor Protection Proceedings, we have adopted Financial Accounting Standards Board Accounting Standards Codification 852 “Reorganizations” (ASC 852), effective January 14, 2009, which requires certain changes and additional reporting in our financial statements beginning in the quarter ended March 31, 2009Also, due to the Creditor Protection Proceedings, our internal controls are subject to review and modification, and we may have to implement additional controls to accommodate the adoption of ASC 852 as well as any of the additional reporting requirements relating to our Creditor Protection Proceedings. We have also implemented changes in relation to the business divestitures and the transition services agreements. These changes are described in “Changes in Internal Control over Financial Reporting” in the “Controls and Procedures” section of this report. The implementation of the foregoing may adversely affect the ability to timely file our reports.

Canadian, U.S. and U.K. laws impair the ability of claimants to take action against us under our existing contracts, including the outstanding notes and related guarantees of us, NNL, NNI and NNCC. Subject to limited exceptions, all actions are stayed and ultimate recoveries cannot be determined at this time.

Generally, in connection with the Creditor Protection Proceedings, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed. The U.S. Bankruptcy Code provides for all actions and proceedings against the U.S. Debtors to be stayed while the Chapter 11 Proceedings are pending. In Canada, the Initial Order also provides for a general stay of actions against the Canadian Debtors, officers and directors. This stay period currently extends to June 30, 2011 and is subject to further extension. With limited exceptions, the stays in effect pursuant to the Chapter 11 Proceedings and CCAA Proceedings generally preclude parties from taking any actions against the Debtors. Similarly, under the U.K. Administration Proceedings, subject to limited exceptions as may be approved by the U.K. Administrators or the English Court, no legal process (including legal proceedings, execution, distress and diligence) may be instituted or continued against the EMEA Debtors. Certain parties, including the Pensions Regulator in the U.K., have attempted to commence or continue proceedings against certain Debtors despite these limitations during the Creditor Protection Proceedings. While these limitations have continued to be recognized and enforced by the relevant courts, there can be no guarantee that these limitations will be successfully enforced in all circumstances.

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

If we are unable to retain qualified personnel at reasonable costs, we may not be able to achieve our business objectives, and our ability to successfully conclude the Creditor Protection Proceedings may be harmed.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our current business plans, fulfill our obligations under TSAs in connection with divestiture of operations, and lead the Company during the Creditor Protection Proceedings and throughout the development and implementation of any plans for the conclusion of the Creditor Protection Proceedings. Competition for certain key positions and specialized technical and sales personnel in the high-technology industry remains strong. Our deteriorating financial performance, along with the Creditor Protection Proceedings, and workforce reduction activities have created uncertainty that has led to an increase in unwanted attrition, and challenges in retaining qualified personnel. We are at risk of losing or being unable to hire talent critical to the remaining restructuring activities and to develop and implement any plans for the conclusion of the Creditor Protection Proceedings.

Our ability to independently manage our business is restricted during the Creditor Protection Proceedings, and steps or actions in connection therewith may require the approval of the respective courts, the creditors, the Canadian Monitor, the U.K. Administrators and the U.S. Principal Officer.

Pursuant to the various court orders and statutory regimes to which we are subject during the Creditor Protection Proceedings, some or all of the decisions with respect to our business and operations may require consultation with, review by or ultimate approval of one or all of the respective courts in the several jurisdictions, the U.S. Creditors’ Committee, the Bondholder Group, the Canadian Monitor, the U.K. Administrators and the U.S. Principal Officer. In particular, under the U.K. Administration Proceedings, the respective boards of directors of each of the EMEA Debtors have been displaced in favor of the U.K. Administrators who have been appointed by the English Court and empowered to manage the business, affairs and property of the EMEA Debtors and current management of the EMEA Debtors is accountable to the U.K. Administrators. The lack of independence, the related consulting and reporting requirements and the legal obligations of the Debtors with regard to their respective creditors are expected to significantly extend the amount of time necessary for the Company to take necessary actions and conclude and execute on decisions, and may make it impossible for us to take actions that we believe are in the best interests of the Company. There can be no assurance that the U.S. Creditors’ Committee, the Bondholder Group, other creditors, the Canadian Monitor or the U.K. Administrators will support the Debtors’ positions on matters presented to the courts in the future, or on any plans for the conclusion of the Creditor Protection Proceedings, once developed and proposed. Disagreements between us and these various third parties could protract the Creditor Protection Proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ conclusion of the Creditor Protection Proceedings.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carryforwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. However, our ability to utilize NOL carryforwards could be limited by reorganization or restructuring activities that affect the ownership of our equity. We can provide no assurance on the nature of these activities and our ability to utilize our NOL carryforwards.

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

Trading in our securities during the pendency of the Creditor Protection Proceedings is highly speculative, poses substantial risks, and is subject to certain restrictions imposed to protect our NOL carryforwards that are described directly above. NNC common shares have been delisted from the NYSE and the TSX, which has made our common shares significantly less liquid; and the TSX has also delisted the NNL preferred shares.

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

Risks Relating to Our Remaining Businesses and Operations

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

If we are unable to maintain the integrity of our information systems, our operations and remaining work under the Creditor Protection Proceedings may be harmed.

We rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. If we do not maintain adequate security procedures over our information systems, we may be susceptible to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems to access our proprietary information or that of our customers. Even if we are able to maintain procedures that are adequate to address current security risks, hackers or other unauthorized users may develop new techniques that will enable them to successfully circumvent our current security procedures. The failure to protect our proprietary information could seriously harm our operations and our remaining work under the Creditor Protection Proceedings or expose us to claims by our customers, employees or others that we did not adequately protect their proprietary information.

In connection with our ongoing cost reduction activities and as part of the ongoing work toward the separation of the Debtor estates, we are reviewing all of our information systems in an effort to plan toward a significant reduction in the number and complexity of our current systems. In addition to significant cost reductions, the goal is for each Debtor estate to have in place stand alone systems as required by each estate on an ongoing basis now that we have sold substantially all of our businesses and are working toward completion of our TSA obligations as well as the wind down of our remaining operations. This is a very complex task given the number of globally integrated systems currently in place. Thus there is risk in the plan in particular with respect to the significant reduction in the number of inter-dependent systems and in establishing and effectively implementing separate stand-alone systems which, in turn, could negatively impact on our ability to continue to operate and our ability to continue to report our financial results in U.S. GAAP on a timely basis, or at all.

Our risk management strategy may not be effective or commensurate to the risks we are facing.

We maintain policies of insurance of the types and in the amounts that are appropriate for our circumstances. We have retained certain self-insurance risks with respect to certain employee benefit programs such as worker’s compensation, group health insurance, life insurance and other types of insurance. Our risk management programs and claims handling and litigation processes utilize internal professionals and external technical expertise. If this risk management strategy is not effective or is not commensurate to the risks we are facing, these risks could have a material adverse effect on our business, results of operations, financial condition and liquidity.

ITEM 2.	Properties

Capitalized terms used in this Item 2 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

In 2010, we continued to reduce the number and size of our facilities principally as part of the cost reduction efforts under the Creditor Protection Proceedings, fully disposing of 4.7 million square feet of operating space, eliminating direct liability with respect to those properties apart from any landlord claims under the Creditor Protection Proceedings. In addition, we continue to sublease or license 1.3 million square feet to Ericsson, Avaya, Genband and Ciena in connection with their respective purchases of certain of the businesses. For a description of the sales of the businesses, see “Significant Business and Other Divestitures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. During 2010, we sold our Ottawa Carling Campus for CAD$208, and sold our interest in NETAS in Turkey, which entity had a large manufacturing facility in Turkey.

We continue to assess our facilities, considering rejecting, repudiating or terminating certain leases that are no longer required by the purchasers of any of the businesses or residual Nortel organizations, and selling any Nortel-owned sites. We believe that the facilities we will retain will be suitable, adequate and sufficient to meet our current needs and to complete the remaining work under the Creditor Protection Proceedings. In 2010, most sites were used to support the businesses that have been sold, either through direct occupation by the purchasers or by providing transition services to them under the TSAs. Data as to use of specific sites by our segments is no longer available. As of February 28, 2011, we operated 61 sites comprising approximately 3.9 million square feet, a decrease of 4.7 million square feet from December 31, 2009. For a description of certain charges and encumbrances against the properties, see “CCAA Proceedings” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Type of Site(a)	Number Owned	Number Leased	Geographic Locations
Manufacturing and repair(b)	2		EMEA and the Asia region
Distribution centers	—	1	U.S. region
Offices (administration, sales and field service)	1	55	All geographic regions
Research and development	1	5	U.S., Canada, and the Asia regions

TOTAL	4	61

(a)	Indicates primary use. A number of sites are mixed-use facilities.
(b)

Manufacturing site in China is operated by a Nortel joint venture. The site in China is owned pursuant to land use rights granted by Chinese authorities. Small amounts of integration and test activity are conducted by Nortel in Northern Ireland.

ITEM 3.	Legal Proceedings

Capitalized terms used in this Item 3 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Creditor Protection Proceedings: As discussed in note 2 to the accompanying audited consolidated financial statements, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under Chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. One of Nortel’s French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and NNCI filed a voluntary petition for relief under Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor arising prior to the Petition Date, and substantially all pending claims and litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor. See “Creditor Protection Proceeding Claims – Avoidance Actions” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Pension Benefit Guaranty Corporation Claim: The PBGC has filed a proof of claim against NNI and each of the U.S. Debtors for the unfunded benefit liabilities of the U.S. Pension Plan in the amount of $546. The PBGC has also filed unliquidated claims for contributions necessary to satisfy the minimum funding standards, a claim for insurance premiums, interest and penalties, and a claim for shortfall and amortization charges. Under ERISA, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). See note 13 to the accompanying audited consolidated financial statements.

The Pensions Regulator “Warning Notice”: According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, the Pensions Regulator, purporting to act under The Pensions Act 2004 (U.K.) (U.K. Statute) issued a “warning notice” (Warning Notice) to certain Nortel entities, including, among others, the Canadian

Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable the Pensions Regulator to issue a financial support direction (FSD) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. In the Warning Notice, the Pensions Regulator identifies certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI, as targets of a procedure before the determination panel of the Pensions Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that, with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. The Pensions Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending. On August 5, 2010, a U.S. Magistrate Judge issued a report and recommendation that the order of the U.S. Court be affirmed, which remains pending before the U.S. District Court. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the determinations panel of the Pension Regulator issued a determinations notice indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On July 23, 2010, certain Nortel entities filed an appeal of the determinations notice with the U.K. appeal tribunal, which is ongoing. As a result, as of the date hereof, no FSD has been issued. We are of the view that the determinations notice and any FSD are null and void given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation of NNUK and consequent windup of such plan, to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 16 to the accompanying audited consolidated financial statements.

Communications Test Design, Inc. (CTDI): On September 21, 2010, NNI filed a complaint in the U.S. Court against CTDI asserting claims for misappropriation of trade secrets, fraud, breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. NNL also filed a complaint on the same date and asserting the same claims against CTDI, plus claims for trademark infringement, trademark dilution and false designation of origin. NNI and NNL each seek compensatory, exemplary, and punitive damages, which together exceed $130, and NNL seeks treble damages and attorneys’ fees, in an amount to be determined, with respect to the trademark claims. On January 3, 2011, CTDI answered the complaints and asserted counterclaims of breach of contract against both NNI and NNL, based on allegations that Nortel purportedly did not sufficiently assist CTDI in expanding its repair business. Further, CTDI has moved to join NNC as a counterclaim defendant. CTDI alleges that it suffered more than $68 in lost revenues, and approximately $28 in lost profits, and wasted certain investments. NNI has moved to dismiss CTDI’s counterclaims and NNL has joined in that part of the motion.

Securities Class Action Claim against former CEO and former CFO: On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s former President and Chief Executive Officer) and Pavi Binning (Nortel’s former Executive Vice President, Chief Financial Officer and Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings. Messrs. Zafirovski and Binning have filed claims in the U.S. Court for indemnification and contribution for potential liability arising out of this matter in amounts to be determined. As of November 8, 2010, the United States District Court for the Southern District of New York ordered that the matter be placed on the suspense docket pending developments in the Creditor Protection Proceedings.

ERISA Lawsuit: Beginning in December 2001, NNC, NNL, and NNI, together with certain of its then-current and former directors, officers and employees, were named as a defendant in several purported class action lawsuits pursuant to ERISA. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified. As a result of the Creditor Protection Proceedings, on September 25, 2009, the district court ordered the case administratively closed.

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits (Global Class Action Settlement) which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. Administration of the settlement claims is now substantially complete. As of December 31, 2008, almost all of the NNC common shares issuable in accordance with the settlement had been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. No such shares were issued in 2010. The cash portion of the settlement has been distributed by the claims administrator to the approved claimants, net of an amount held in reserve by the claims administrator to cover contingencies and certain settlement costs. The settlement also requires that we contribute to the plaintiffs one-half of any recovery from our litigation referenced below against certain of our former senior officers who were terminated for cause in 2004.

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

Canadian Pension Class Action: On June 24, 2008, a purported class action lawsuit was filed against NNC and NNL in the Ontario Superior Court of Justice in Ottawa, Canada alleging, among other things, that certain recent changes related to Nortel’s pension plan did not comply with the Pension Benefits Act (Ontario) or common law notification requirements. The plaintiffs seek declaratory and equitable relief, and unspecified monetary damages. As a result of the Creditor Protection Proceedings, this lawsuit has been stayed.

Ontario proposed derivative action: In December 2005, an application was filed in the Ontario Superior Court of Justice for leave to commence a shareholders’ derivative action on our behalf against certain of our then-current and former officers and directors. The derivative action alleges, among other things, breach of fiduciary duties, breach of duty of care and negligence, and unjust enrichment in respect of various alleged acts and omissions. If the application is granted, the proposed derivative action would seek on our behalf, among other things, compensatory damages of CAD$1,000 and punitive damages of CAD$10 from the individual defendants. The proposed derivative action would also seek an order directing our Board of Directors to reform and improve our corporate governance and internal control procedures as the court may deem necessary or desirable, and an order that we pay the legal fees and other costs in connection with the proposed derivative action. The application for leave to commence this action has not yet been heard. This application has been stayed as a result of the Creditor Protection Proceedings.

Shareholder statement of claim against Deloitte & Touche LLP: On February 8, 2007, a Statement of Claim was filed in the Ontario Superior Court of Justice in the name of NNC and NNL against Deloitte & Touche LLP (Deloitte). The action was commenced by three shareholders without leave, and without our knowledge or authorization. The three have indicated that they filed the action in anticipation of bringing an application for leave to commence a derivative action on behalf of Nortel against Deloitte under the Canada Business Corporations Act (CBCA), and that the three shareholders would be seeking leave on a retroactive basis to authorize their action. The claim alleges, among other things, breach of contract, negligence, negligent misrepresentation, lack of independence, and breach of fiduciary duty. The claim seeks damages and other relief on our behalf, including recovery of payments that we made to class members as part of the Global Class Action Settlement. The Litigation Committee of our Board of Directors has reviewed the matter and has advised the law firm pursuing the derivative action of our position on the proposed claim. On February 6, 2008, an application was filed by the three shareholders for leave to commence a derivative action in the name of Nortel against Deloitte. This application has been stayed as a result of the Creditor Protection Proceedings.

Nortel Statement of Claim Against its Former Officers: In January 2005, NNC and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement. See note 16 to the accompanying audited consolidated financial statements.

Former Officers’ Statements of Claim Against Nortel: In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against NNC and NNL asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs. Mr. Dunn has further brought an application before the Ontario Superior Court of Justice against Nortel and NNL seeking an order that, pursuant to its by-laws, Nortel reimburse him for all past and future defense costs he has incurred as a result of proceedings commenced against him by reason of his being or having been a director or officer of Nortel. In May and October 2006, respectively, Messrs. Gollogly and Beatty filed Statements of Claim in the Ontario Superior Court of Justice against Nortel and NNL asserting claims for, among other things, wrongful dismissal and seeking compensatory, aggravated and punitive damages, and pre-and post-judgment interest and costs. As a result of the Creditor Protection Proceedings, these lawsuits have been stayed.

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

Environmental matters: Nortel’s business is subject to a wide range of continuously evolving environmental laws in various jurisdictions. Nortel seeks to operate its business in compliance with these changing laws and regularly evaluates their impact on operations, products and facilities. Nortel has a corporate environmental management system standard and an environmental program to promote such compliance.

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of December 31, 2010, the accruals on the consolidated balance sheet for environmental matters were $9. Based on information available as of December 31, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at five sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to in the paragraph directly above.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Capitalized terms used in this Item 5 of Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

On January 14, 2009, we received notice from the NYSE that it decided to suspend the listing of NNC common shares on the NYSE. The NYSE stated that its decision was based on the commencement of the CCAA Proceedings and Chapter 11 Proceedings. As previously disclosed, we also were not in compliance with the NYSE’s continued listing standards regarding price criteria pursuant to the NYSE Listed Company Manual because the average closing price of NNC common shares was less than $1.00 per share over a consecutive 30-trading-day period as of December 11, 2008. Subsequently, on February 2, 2009, NNC common shares were delisted from the NYSE. NNC common shares are currently quoted in the over-the-counter market in the Pink Sheets Electronic Quotation Service (Pink Sheets) under the symbol “NRTLQ”.

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

On June 19, 2009 (and numerous times subsequently), we announced that we do not expect that holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings and we expect that the proceedings will ultimately result in the cancellation of these equity interests. As a result, we applied to delist the NNC common shares and NNL applied to delist the NNL preferred shares from trading on the TSX and delisting occurred on June 26, 2009 at the close of trading.

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

As part of Nortel’s ongoing cost reduction activities, on March 11, 2010, NNC, NNL, NNI and NNCC each filed notifications under the U.S. Securities Exchange Act of 1934 (Exchange Act) indicating they had less than 300 holders of each of their respective series of outstanding debt securities and related guarantees as of January 1, 2010. As a result, NNC is no longer required to include supplemental condensed consolidating financial information regarding the guarantors and non-guarantors of the debt securities in the notes to the financial statements. On March 18, 2010, NNL also filed a notification to de-register its common stock under the Exchange Act, which relieves it of having to file certain periodic reports including Forms 10-K, 10-Q and 8-K. NNL remains a reporting issuer under applicable Canadian securities laws and, as a result, will remain subject to continuous disclosure requirements, including the filing of annual and quarterly financial statements and management’s discussion and analysis of financial results under applicable Canadian securities laws. On April 15, 2010, NNL obtained exemptive relief from the Canadian securities regulatory authorities permitting NNL to satisfy certain of its Canadian continuous disclosure requirements by filing certain disclosures prepared in accordance with specified U.S. disclosure requirements for its financial years ended December 31, 2009 and 2010. An application has been made by NNC and NNL to the Canadian securities regulatory authorities to extend this exemptive relief, and exempt NNC and NNL from the related shareholder delivery requirements under Canadian securities laws, until the conclusion of the CCAA Proceedings. This application is currently pending.

During the pendency of the Creditor Protection Proceedings, investments in our securities are highly speculative and pose substantial risks. In particular, as noted above, we do not expect that holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings and we expect that the proceedings will ultimately result in the cancellation of these equity interests under any eventual court-approved plan. Also, the U.S. Court has issued an order imposing certain restrictions and notification procedures on trading in NNC common shares and certain NNL preferred shares in an effort to prevent an “ownership change” of the Company under the U.S. Internal Revenue Code that could interfere with our ability to utilize our deferred tax assets to reduce our taxable income in the future. See the “Risk Factors” section of this report.

The following table sets forth the high and low sale prices of NNC common shares as reported on the NYSE, the TSX in 2009 and the Pink Sheets in 2010:

		New York Stock Exchange[1]				Toronto Stock Exchange[2] (CAD $)				Pink Sheets[3]
		High		Low		High		Low		High	Low
2010	Fourth Quarter	$	N/A	$	N/A	$	N/A	$	N/A	$0.1510	$0.0125
	Third Quarter		N/A		N/A		N/A		N/A	0.0375	0.0215
	Second Quarter		N/A		N/A		N/A		N/A	0.0650	0.0290
	First Quarter		N/A		N/A		N/A		N/A	0.1200	0.0240

2009	Fourth Quarter	$	N/A	$	N/A	$	N/A	$	N/A	$0.09	$0.005
	Third Quarter		N/A		N/A		N/A		N/A	0.135	0.014
	Second Quarter		N/A		N/A		0.35		0.01	0.285	0.04
	First Quarter		0.47		0.0091		0.57		0.07	0.47	0.06

1.	On January 14, 2009, the NYSE suspended the listing of NNC common shares and on February 2, 2009, NNC common shares were delisted from the NYSE.
2.	NNC common shares were delisted from the TSX on June 26, 2009 at the close of trading.
3.	Since the NNC common shares were delisted from the NYSE and the TSX, they have continued to trade on the Pink Sheets.

On February 25, 2011, the last sale price for NNC common shares quoted on the Pink Sheets was $.0310.

On February 25, 2011, approximately 254,834 registered shareholders held 100% of NNC common shares outstanding. These included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of 480,176,165 NNC common shares on behalf of other shareholders.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (SARs, RSUs and performance stock units PSUs), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. As at December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. See note 23, “Share-based compensation plans”, to the accompanying audited consolidated financial statements for additional information about these equity-based compensation plans.

Sales of Unregistered Securities

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. No such shares were issued in 2010. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere in this annual report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Where we say “we”, “us”, “our”, “Nortel” or “the Company”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries that continue to be consolidated, as applicable. Where we say NNC, we mean Nortel Networks Corporation. Where we refer to the “industry”, we mean the telecommunications industry.

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

In addition, we made significant cash payments related to our restructuring programs, a significant global class action settlement, debt servicing costs and pension plans over the past several years. Due to the adverse conditions in the financial markets globally, the value of the assets held in our pension plans declined significantly resulting in significant increases to pension plan liabilities that could have resulted in a significant increase in future pension plan contributions. It became increasingly clear that the struggle to reduce operating costs during a time of decreased customer spending and massive global economic uncertainty was putting substantial pressure on our liquidity position globally, particularly in North America.

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

On January 14, 2009 (Petition Date), after extensive consideration of all other alternatives, with the unanimous authorization of our board of directors after thorough consultation with our advisors, we initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (CCAA) (CCAA Proceedings), the United States (U.S) under Chapter 11 of the U.S. Bankruptcy Code (Chapter 11) (Chapter 11 Proceedings), the United Kingdom (U.K.) under the Insolvency Act 1986 (U.K. Administration Proceedings), and subsequently, Israel under the Israeli Companies Law 1999 (Israeli Administration Proceedings). On May 28, 2009, one of our French subsidiaries, Nortel Networks SA (NNSA) was placed into secondary proceedings (French Secondary Proceedings). The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings, Israeli Administration Proceedings and French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”. On July 14, 2009, Nortel Networks (CALA) Inc. (NNCI), a U.S. based subsidiary with operations in the Caribbean and Latin America (CALA) region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware (U.S. Court) and became a party to the Chapter 11 Proceedings. We initiated the Creditor Protection Proceedings with a consolidated cash balance, as of December 31, 2008, of approximately $2,400, in order to preserve our liquidity and fund operations during the process.

On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. To date, we have completed divestitures of substantially all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components (Packet Core Assets) to Hitachi, Ltd. (Hitachi); (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd. (Radware); (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corporation (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); and (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc. (LGE), to Ericsson. In addition, we have completed a court-approved bidding process and have received court approvals in the U.S. and Canada for the planned divestiture of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson. Further, on December 1, 2010, we announced that Guangdong-Nortel Telecommunications Equipment Co. Ltd. (GDNT), a Chinese joint venture between NNL, Nortel Networks (China) Limited (Nortel China) and certain third parties, entered into an asset sale agreement with Ericsson (China) Communications Company Ltd. (Ericsson China) for the sale of substantially all of the assets of GDNT.

Throughout the creditor protection process we have worked with our advisors and stakeholders to conduct the sales of businesses and assets and other restructuring matters in a fair, efficient and responsible manner in order to maximize value for our creditors, and in most matters, resolution has been reached on a consensual basis. These activities have been and continue to be monitored closely by the courts, the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group, each as defined below, and other creditor groups.

Since determining in June 2009 that selling our businesses was the best path forward, approximately $3,159 in net proceeds have been generated through the completed sales of substantially all businesses. To date, auctions for the sale of five businesses have yielded $1,225 more in purchase prices than initially set out in ‘stalking horse’ sale agreements. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Through the sales completed or announced to date, we have preserved 16,000 jobs for our employees with the purchasers of these businesses.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (NBS) was established in 2009 to provide global transitional services to purchasers of the businesses, in fulfillment of contractual obligations under transition services agreements (TSAs) entered into in connection with the sales of the businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology (IT), research and development (R&D), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of up to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of remaining accounts receivable, inventory and real estate assets, independent of the TSAs.

A core corporate group (Corporate Group) was also established in 2009 and continues to be focused on a number of key actions, including the sale of remaining businesses and assets, as well as exploring strategic alternatives to maximize the value of our intellectual property. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the Creditor Protection Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to our consolidated affiliates around the world while completing the orderly wind down of those remaining operations.

With the sale of substantially all of the businesses, the interdependency between the debtor estates has diminished and is expected to continue to diminish, and thus the estates are working to finalize separation of various corporate functions to allow each estate to become standalone. Extensive analysis and actions have been performed to segregate most of these functions such that the Canadian Debtors and the U.S. Debtors can operate independently of one another.

We are seeking expressions of interest from potential buyers and partners regarding options that could maximize the value of our intellectual property portfolio. No decision has been made as to how to realize this value, whether through sale, licensing, some combination of the two or other alternatives. The solicitation process is being conducted in a manner similar to the court-approved sales of our significant businesses.

With the sale of our main businesses and the focus of NBS and the Corporate Group on the remaining work, Pavi Binning, former Chief Restructuring Officer (CRO), Chief Financial Officer (CFO) and Executive Vice President (EVP) and the Board of Directors had jointly determined that it was an appropriate point for Mr. Binning to step down from his position and to depart from Nortel. Effective March 21, 2010, Mr. Binning stepped down from his role as CRO, CFO and EVP, and for a short period thereafter, Mr. Binning stayed on as Special Advisor to assist in the completion of the announced business sales and in the transition of certain of his responsibilities. Effective March 22, 2010, John Doolittle assumed the role of CFO of NNC and NNL in addition to his responsibilities leading the Corporate Group. In light of the focus of the remaining work, the position of CRO was not filled.

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

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (Initial Order) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to June 30, 2011 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

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

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until June 30, 2011, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court has also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including the following current charges: a charge in favor of the Canadian Monitor, its counsel and counsel to the Canadian Debtors as security for payment of certain professional fees and disbursements; a charge in favor of NNI as security for excess payment by NNI of certain corporate overhead and R&D services provided by NNL to the U.S. Debtors; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such role, as further described below; an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; (iii) NNL for any amounts advanced by NNL to Nortel Networks Technology Corporation (NNTC) following the Petition Date; and (iv) Nortel Networks UK Limited (NNUK) for certain payments due by NNL to NNUK out of the allocation of sale proceeds NNL actually receives from future material asset sales, subject to certain conditions. The Canadian Court also approved an additional charge against all of the property of the Canadian Debtors to secure payment of the amounts that have been determined to be payable to participants under the Special Incentive Plan (as defined below). A further charge has been granted in favor of certain former employees and long term disability employees who are beneficiaries under the Settlement Agreement (as defined below) against all of the property of the Canadian Debtors to secure payment of the medical, dental, income, termination and pension payments agreed to be paid by the Canadian Debtors under the Settlement Agreement.

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

Significant Business and Other Divestitures

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

Packet Core Assets

On September 21, 2009, we announced that we planned to sell, by “open auction”, the Packet Core Assets of our WN business. The Packet Core Assets consist of software to support the transfer of data over existing wireless networks and the next generation of wireless communications technology including relevant non-patent intellectual property, equipment and other related tangible assets, as well as a non-exclusive license of certain relevant patents and other intellectual property. The Packet Core Assets exclude legacy packet core components for our GSM and Universal Mobile Telecommunications System (UMTS) businesses. On October 25, 2009, in accordance with court-approved procedures, our principal operating subsidiary, NNL, and NNI, entered into an agreement with Hitachi Ltd. (Hitachi) for the sale of our Packet Core Assets for a purchase price of $10. On October 28, 2009, Nortel obtained U.S. Court and Canadian Court approval of the sale to Hitachi. On December 8, 2009, we announced that following satisfaction of all closing conditions, the sale was concluded. A gain on disposal of the Packet Core Assets was recognized as part of reorganization items in the fourth quarter of fiscal 2009. The related Packet Core Assets financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

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

Optical Networking and Carrier Ethernet Businesses

On October 7, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with Ciena for our North American, CALA and Asian Optical Networking and Carrier Ethernet businesses, and an asset sale agreement with Ciena for the EMEA portion of our Optical Networking and Carrier Ethernet businesses for a purchase price of $390 in cash, and 10 million shares of Ciena common stock. These agreements include the planned sale of substantially all the assets of our Optical Networking and Carrier Ethernet businesses globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were ultimately required to be submitted by November 17, 2009. On November 22, 2009, in accordance with court-approved procedures, we concluded an auction for the sale of these assets to Ciena, who emerged as the successful bidder, agreeing to pay $530 in cash, subject to certain post closing purchase price adjustments, plus $239 principal amount of Ciena convertible notes due June 2017. At a joint hearing on December 2, 2009, we obtained U.S. Court and Canadian Court approvals for the sale to Ciena. On March 19, 2010, we announced that we had completed the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena and that Ciena had elected, as permitted by the terms of the sale, to replace the $239 principal amount of convertible notes with cash consideration of $244, and thus pay an all cash purchase price of approximately $774. The purchase price was reduced at closing for a working capital adjustment of approximately $62. The purchase price has been finalized and the sales proceeds were subject to a further working capital downward adjustment of $19 in the second quarter of 2010. In conjunction with the sale of our Ottawa Carling Campus, we were required to exercise our early termination rights on the facility lease with Ciena and were required to pay Ciena $33.5 at closing. Payment was recognized as a reduction of the gain on sale of the business in the third quarter of 2010. See “Executive Overview - Sale of Ottawa Carling Campus” for further information.

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

GSM/GSM-R Business

On September 30, 2009, we announced that we planned to sell by “open auction” substantially all of the assets of our global GSM/GSM-R business. The sale included the transfer of specified patents predominantly used in the GSM business and the grant of non-exclusive licenses of other relevant patents. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit offers. Bidding procedures were approved by the U.S. Court and Canadian Court on October 15, 2009. Competing bids were required to be submitted by November 16, 2009. An auction with the qualified bidders concluded on November 24, 2009, with Ericsson and Kapsch emerging as the successful bidders for the sale of these assets for a total purchase price of $103 in cash, subject to certain post closing purchase price adjustments. On November 18, 2009, Kapsch filed its bid for the GSM/GSM-R assets of NNSA with the French Administrator and the French Liquidator. On March 3, 2010, Kapsch filed an irrevocable and unconditional bid for such assets with the French Administrator and the French Liquidator and the French Court approved the sale to Kapsch on March 30, 2010. Nortel obtained U.S. Court and Canadian Court approvals for the sale to Ericsson and Kapsch on December 2, 2009. On March 31, 2010, we announced that we had completed the sale of substantially all of the assets of our global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The purchase price with respect to the sale to Ericsson has been finalized and the sales proceeds were subject to a working capital downward adjustment of $6 in the second quarter of 2010. The purchase price with respect to the sale to Kapsch is also subject to a further working capital adjustment pending finalization between the parties.

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

CVAS Business

On December 23, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with GENBAND for our North American, CALA and Asian CVAS business, and an asset sale agreement with GENBAND for the EMEA portion of our CVAS business for a purchase price of $282, subject to balance sheet and other adjustments estimated at the time at approximately $100, resulting in net proceeds of approximately $182. These agreements include the planned sale of substantially all the assets of the CVAS business globally. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the Canadian Court on January 6, 2010 and the U.S. Court on January 8, 2010. Competing bids were required to be submitted by February 23, 2010. No bids were received prior to the bid deadline. On February 24, 2010, we announced that we would not proceed to auction and would work towards closing the asset sale agreements with GENBAND. At a joint hearing on March 3, 2010, Nortel obtained U.S. Court and Canadian Court approval of the sale to GENBAND. On May 28, 2010, we announced that we had completed the sale of substantially all of the assets of the CVAS business to GENBAND. The purchase price with respect to the sale to GENBAND is also subject to a further working capital adjustment pending finalization between the parties. Subsequent to closing, a dispute has arisen between the parties over the interpretation of a term in the asset sale agreement regarding the final purchase price payable to Nortel. Under Nortel’s interpretation, the final purchase price would be approximately $182 whereas under GENBAND’s interpretation the final purchase price would be reduced to approximately $143. This matter is currently pending in the Canadian Court and U.S. Court, and other U.S. and Canadian courts.

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

LGN Joint Venture

On May 27, 2009, we announced that NNL decided to seek a buyer for its majority stake (50% plus 1 share) in LGN, our Korean joint venture with LGE. Our affiliates based in Asia, including LGN, have not filed for creditor protection; however, pursuant to the ongoing Creditor Protection Proceedings, NNL filed a motion with the Canadian Court and received approval for a proposed sale process that had been agreed with LGE and the appointment of Goldman, Sachs & Co. to assist with the proposed divestiture. On April 20, 2010, we announced that NNL entered into a share purchase agreement dated April 21, 2010 with Ericsson. The agreement provides for the sale of NNL’s 50% plus 1 share interest, including preferred shares, in LGN, for a purchase price of $242 in cash, subject to certain purchase price adjustments. Approval of the Ontario Superior Court of Justice was obtained on May 3, 2010. The purchase price has been finalized.

At the same time, NNL entered into a termination agreement with LGE, whereby the joint venture between LGE and NNL would terminate upon the share purchase by Ericsson being completed. Pursuant to this termination agreement LGE agreed to waive certain rights it had vis-à-vis the sale of NNL’s shares in LGN. In addition, certain Nortel ancillary agreements were terminated or amended and certain LGE ancillary agreements were terminated.

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

MSS Business

On August 27, 2010, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had entered into a “stalking horse” asset sale agreement with PSP Holding LLC, a special purpose entity to be fully funded at closing by Marlin Equity Partners (Marlin) and Samnite Technologies Inc., a communications technology company based in Ottawa, for the planned sale of substantially all of our North American, CALA and Asian MSS business, and an asset sale agreement with Marlin for the sale of substantially all of the assets of the EMEA portion of our MSS business for a purchase price of $39 in cash. This sale required a court-approved sale process under Chapter 11 that allowed other qualified bidders to submit higher or otherwise better offers. Bidding procedures were approved by the U.S. Court and Canadian Court on September 1, 2010. Competing bids were ultimately required to be submitted by September 21, 2010. On September 24, 2010, we concluded a successful auction. Ericsson emerged as the successful bidder, for the sale of substantially all assets of the MSS business globally, for a purchase price of $65 in cash. The agreements are subject to certain working capital and other purchase price adjustments. The agreements also include the planned sale of the associated Data Packet Network and Services Edge Router (Shasta) product groups. They also include certain intellectual property related to the MSS business. The sale was approved by the U.S. and Canadian courts on September 30, 2010. The sale is subject to approvals by certain court appointed administrators in EMEA, as well as regulatory approvals and other customary closing conditions. In some EMEA jurisdictions, this transaction is also subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale. We are targeting to close the sale in the first quarter of 2011.

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

GDNT Joint Venture

On December 1, 2010, we announced that GDNT, Nortel China and certain third parties entered into an asset sale agreement with Ericsson China for the sale of substantially all of the assets of GDNT for a purchase price of approximately $50 in cash, subject to certain purchase price adjustments. NNL and Nortel China together own 62% of GDNT. We are working with Ericsson China and the other shareholders of GDNT to close the sale in the second quarter of 2011. The agreement is subject to regulatory approval and other conditions. All of the GDNT employees have been offered employment with Ericsson.

The related GDNT business assets and liabilities were classified as held for sale beginning in the fourth quarter of 2010. We determined that the fair value less estimated costs to sell exceeded the carrying value of the GDNT business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets as held for sale. The related financial results of operations of the GDNT business have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things: (i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China and India. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are currently expected to materially change, the purchase price associated with the divestitures discussed above, other than as noted above. We have finalized the purchase price with respect to the sales of our CDMA business and LTE Access assets, Optical Networking and Carrier Ethernet businesses, GSM business sold to Ericsson and NNL’s interest in LGN.

Transition Services Agreements

We have entered into TSAs in connection with certain of the completed divestitures discussed above. We are contractually obligated under such TSAs to provide transition services to certain purchasers of our businesses and assets, such as IT, order management, supply chain, service and technical support, finance and certain back office services. We have, subject to certain limitations, agreed to indemnify purchasers for losses in connection with a breach of our obligations under the TSAs or for certain other claims or losses that might arise under the TSAs. We receive income from the TSAs, which is reported in our financial statements under “Billings under transition services agreements”.

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

In connection with the planned sale of substantially all of our MSS business, subject to completion of the divestiture, at closing, we expect to enter into a TSA with Ericsson pursuant to which we would agree to provide certain transition services commencing at the closing of the transaction and continuing through no later than June 30, 2011. In connection with the planned sale of substantially all of the assets of GDNT, subject to completion of the divestiture, at closing, Nortel expects to enter into a TSA with Ericsson pursuant to which it would agree to provide certain transition services commencing at the closing of the transaction and continuing through no later than June 30, 2011.

We are currently working with the purchasers of our businesses to complete our obligations under the TSAs and currently expect to complete all such obligations by the end of the third quarter of 2011 with a number of them expected to be completed by the end of the second quarter 2011.

Sale of Ottawa Carling Campus

On December 17, 2010, we announced that NNL and NNTC completed the sale of our Ottawa Carling Campus to Public Works and Government Services Canada (PWGSC) for a cash purchase price of CAD$208. The Ottawa Carling Campus is located on 370 acres of land in Ottawa’s national Capital Commission Greenbelt, and is comprised of 11 interconnected buildings totaling over 2 million square feet. The Canadian Court approved the sale on November 8, 2010.

The sale agreement provides for Nortel to continue to occupy parts of the Ottawa Carling Campus for varying periods of time to facilitate our continuing work on our global restructuring including work under the TSAs with the various buyers of our sold businesses. All other existing leases were assumed by PWGSC, including leases with buyers of our sold businesses. With respect to the lease with Ciena, the purchaser of the Optical Networking and Carrier Ethernet business, we were directed by PWGSC under the sale agreement to exercise, on closing, our early termination rights under the lease, shortening the lease from 10 years to 5 years. This resulted, pursuant to the lease with Ciena, in the repayment to Ciena of $33.5 from the escrowed proceeds from the business divestiture and a reduction on the related gain on sale.

The sale agreement further provided that at closing title would be delivered free and clear of all encumbrances, including a charge in favor of NNI with respect to an intercompany loan agreement, under which $75 plus accrued interest was outstanding and due on December 31, 2010. NNL repaid this outstanding amount with the proceeds from the sale of the Ottawa Carling Campus prior to December 31, 2010.

Liquidation of Subsidiaries

With the completed sales of substantially all of our businesses, we are focused on maximizing proceeds and cash flows with respect to remaining assets. This includes the winding up of our remaining operations and subsidiaries globally, which may involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Events may impact when, and if, an entity is deemed to be in liquidation including local statutory requirements and court approvals. As such approvals and events occur, we will evaluate whether a change in basis of accounting is appropriate, and in all such cases, we will assess the carrying values of those entities’ assets when it appears likely entities will be approved for liquidation. Generally, we expect that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity on a cost investment basis. We recorded a loss of $74 for the year ended December 31, 2010, related to seven entities, which are included in reorganization items. See note 6 of the accompanying audited consolidated financial statements for additional information about reorganization items.

Divestiture Proceeds Received

As of December 31, 2010, of the approximately $3,159 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,147 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$631 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of our North American GSM business;

(g)	$21 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$160 from the sale of substantially all of our CVAS business;

(i)	$234 from the sale of NNL’s 50% plus one share interest in LGN; and

(j)	$4 from the sale of various Nortel business assets.

The accompanying audited consolidated financial statements have been prepared by us. Of the $3,147 in proceeds received from divestitures as of December 31, 2010, $2,832 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in Nortel’s consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in the accompanying audited consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of December 31, 2010, a further $129 in the aggregate was expected to be received in connection with the divestitures of substantially all of our CDMA business and LTE Access assets, our ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of our Optical Networking and Carrier Ethernet businesses, and substantially all of our global GSM/GSM-R and CVAS businesses, subject to the satisfaction of various conditions including performance obligations under the TSAs. Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to December 31, 2010, our escrow agent has received $3 of the $129.

At various times during the second half of 2009 and the first quarter of 2010, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators, with the involvement of the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee, and the Bondholder Group engaged in negotiations regarding the scope and terms of a proposed protocol for resolving disputes concerning and the allocation of such sale proceeds (Allocation Protocol), as required by the terms of the IFSA. However, it became apparent that the parties had differing views concerning the allocation of the sale proceeds, inter-company claims and the scope of the Allocation Protocol. In order to address this impasse, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators agreed to temporarily suspend negotiations on the Allocation Protocol and instead focussed on a process to facilitate a comprehensive settlement to resolve all material outstanding inter-estate matters, including the allocation of the sale proceeds and the settlement of inter-company claims. To this end, the parties met on several occasions to outline, on a confidential and without prejudice basis, their respective allocation methodologies and potential inter-company claims that may be asserted.

As a result of these meetings and the complexity of the issues that were raised, the Canadian Debtors, the U.S. Debtors, the EMEA Debtors, the U.K. Administrators, the Canadian Monitor the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group and certain other interested parties (the Mediation Parties) agreed that these inter-estate negotiations would be aided by the appointment of a neutral mediator to review and mediate the issues. The parties selected Layn R. Phillips, a former U.S. federal district court judge and experienced commercial mediator, to serve as mediator and review the positions and viewpoints of the various parties on allocation and unresolved inter-estate matters. A confidential, non-binding mediation was held in November 2010. The mediation session did not result in the resolution of the issues presented.

As a result of the November 2010 mediation session, and positions taken in the CCAA Proceedings, it became apparent that the U.K. Administrators and certain other parties, who were also substantial creditors of the EMEA Debtors, were alleging a number of significant potential claims against the Canadian Debtors as well as the U.S. Debtors. These potential claims are integral to the allocation positions of these parties and include allegations of proprietary and trust-type claims. Consequently, the Canadian Monitor and the Canadian Debtors determined that, absent reaching a comprehensive settlement of allocation and inter-company claims issues, these specific claims needed to be resolved first. Accordingly, the Canadian Debtors obtained an order of the Canadian Court establishing a process for the calling of claims by EMEA Creditors. See “Creditor Protection Proceedings Claims” below. Notwithstanding the commencement of this process, the Mediation Parties have continued to engage in discussions regarding the resumption of mediation and another confidential, non-binding mediation has been scheduled in April 2011. However, no assurances can be given as to whether this mediation process will be resumed and, if so resumed, the timing or outcome of such mediation process. Delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims against the various estates. See the Risk Factors section of the 2010 Annual Report for a full discussion of these risks.

Business Operations

During the Creditor Protection Proceedings, and until the completion of the sales of the businesses or a decision to cease operations in certain countries is made, the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation while continuing to focus on the sale of remaining businesses and assets. Engagements with remaining customers continue in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and the divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, we established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in our global supply chain. With regard to businesses not yet sold and stranded contracts that have not been assumed by purchasers of the businesses, this procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

Contracts

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the Initial Order of the Canadian Court (Initial Order), the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of our obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators and, in the case of NNSA, the French Administrator and the French Liquidator decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of that administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform under any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

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

On July 30, 2009, the Canadian Court approved a claims process in Canada in connection with the CCAA Proceedings. Pursuant to this claims process, subject to certain exceptions, proofs of claim for claims arising prior to the Petition Date had to be received by the Canadian Monitor by no later than September 30, 2009. This claims bar date does not apply to certain claims, including inter-company claims as between the Canadian Debtors or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proofs of claim for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to, or must be, received by the Canadian Monitor by the later of September 30, 2009 or 30 days after a proof of claim package has been sent by the Canadian Monitor to the person in respect of such claim. On September 16, 2010, the Canadian Court approved a methodology for the review and determination of claims filed against the Canadian Debtors. Also on September 16, 2010, the Canadian Court and U.S. Court approved a cross-border claims protocol to address the level of cooperation and consultation on issues between the Canadian Debtors and the U.S. Debtors with respect to overlapping and same-creditors’ claims between the two debtor estates. The U.K. Administrators commenced an informal creditor claim submission and evaluation process in July 2010. Creditors will also have the opportunity to take part in a formal claims admission and proving process in accordance with English insolvency law provisions in due course.

On January 14, 2011, the Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors. The claims process implements a ‘call for claims’ that requires the EMEA Debtors to file their claims by March 18, 2011, and establishes a process for the proving and resolution of such claims so that this category of claims also moves forward through the claims process. The Canadian Debtors are also working toward the establishment of claims processes for other large categories of claims that were excluded in prior court-approved processes. These claims processes are meant to resolve claims in an orderly fashion and to avoid future delays in the administration of the Canadian estate and in determining claims for voting and distribution purposes.

The accompanying audited consolidated financial statements for the year ended December 31, 2010 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings, other than as described in this report. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 24 of the accompanying audited consolidated financial statements for additional information about claims.

Avoidance Actions

As of January 14, 2011, the U.S. Debtors had filed approximately 126 actions in the U.S. Court (Avoidance Actions) pursuant to Chapter 5 of the U.S. Bankruptcy Code and sent approximately 377 demand letters (Demand Letters) seeking to recover “preferential transfer” payments the U.S. Debtors made to certain transferees during the 90 days prior to the commencement of the Chapter 11 Proceedings. The U.S. Debtors cannot predict their aggregate recovery from the Avoidance Actions and the Demand Letters.

Interim and Final Funding and Settlement Agreements

Historically, we have deployed our cash through a variety of intercompany borrowing and transfer pricing arrangements to allow us to operate on a global basis and to allocate profits, losses and certain costs among the corporate group. In particular, the Canadian Debtors allocated profits, losses and certain costs among the corporate group through transfer pricing agreement payments (TPA Payments). Other than one $30 payment made by NNI to NNL in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an Interim Funding and Settlement Agreement (IFSA) dated June 9, 2009 under which NNI paid $157 to NNL, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. A portion of this funding may be repayable by NNL to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009.

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

APAC Debt Restructuring Agreement

To enable certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the Asia Pacific (APAC) region to continue their respective business operations and to facilitate any potential divestitures, the Debtors (other than the Israeli Debtors) entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the APAC Agreement Subsidiaries net intercompany debt outstanding as of the Petition Date (Pre-Petition Intercompany Debt) to the Debtors (other than the Israeli Debtors). A further portion of the Pre-Petition Intercompany Debt will be repayable from time to time only to the extent of such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals. As a consequence, certain amounts of intercompany receivables due to certain APAC Agreement Subsidiaries in the APAC region as of the Petition Date became impaired.

Export Development Canada Support Facility

Effective January 14, 2009, NNL entered into an agreement with Export Development Canada (EDC) (Short-Term Support Agreement) to permit continued access by NNL to the EDC support facility (EDC Support Facility), for post-filing support of up to $30. The EDC Support Facility provided for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of

Nortel’s contract performance. The Short-Term Support Agreement expired without further extension on December 18, 2009. As of December 31, 2010, there is no outstanding post-Petition Date support utilized under the EDC Support Facility. As of December 31, 2010, there was $32 outstanding related to pre-Petition Date support utilized under the EDC Support Facility.

Other Contracts and Debt Instruments

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to June 30, 2011. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Value, Listing and Trading of NNC Common Shares and NNL Preferred Shares

On January 14, 2009, we received notice from the New York Stock Exchange (NYSE) that it decided to suspend the listing of Nortel Networks Corporation common shares (NNC common shares) on the NYSE. The NYSE stated that its decision was based on the commencement of the CCAA Proceedings and Chapter 11 Proceedings. As previously disclosed, we also were not in compliance with the NYSE’s continued listing standards regarding price criteria pursuant to the NYSE’s Listed Company Manual because the average closing price of NNC common shares was less than $1.00 per share over a consecutive 30-trading-day period as of December 11, 2008. Subsequently, on February 2, 2009, NNC common shares were delisted from the NYSE. NNC common shares are currently quoted in the over-the-counter market in the Pink Sheets under the symbol “NRTLQ”.

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

On June 19, 2009 (and numerous times subsequently), we announced that we do not expect that holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings and we expect that the proceedings will ultimately result in the cancellation of these equity interests. As a result, we applied to delist the NNC common shares and NNL applied to delist the NNL preferred shares from trading on the TSX and delisting occurred on June 26, 2009 at the close of trading.

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

Annual General Meeting of Shareholders

We and NNL obtained an order from the Canadian Court under the CCAA Proceedings relieving NNC and NNL from the obligation to call and hold annual meetings of their respective shareholders by the statutory deadline, and directing them to call and hold such meetings within six months following the termination of the stay period under the CCAA Proceedings.

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

Workforce Reductions; Employee Compensation Program Changes

We have taken and expect to take further, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings. On the Petition Date, we employed approximately 30,300 employees globally. Through the sales of our businesses and cost reduction activities, including the 5,000 net reductions announced on February 25, 2009, our workforce was approximately 740 employees as of December 31, 2010 which workforce number does not include approximately 555 employees in the U.S. and 195 employees in EMEA due to the deconsolidation of entities in those jurisdictions and 50 employees in Asia employed by either a U.S. Subsidiary or an EMEA Subsidiary. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date. For further information, see the “Post-Petition Date Cost Reduction Activities” section of this report.

We continued the Nortel Networks Limited Annual Incentive Plan (Incentive Plan) in 2010 for all eligible employees. The Incentive Plan permits quarterly award determinations and payouts for the business units and semi-annual award determinations and semi-annual or annual payouts for the Corporate Group and NBS.

Where required, we have obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings. In March 2009, we obtained U.S. Court and Canadian Court approvals for a key employee incentive and retention program for employees in North America, CALA and Asia. The program consisted of the Nortel Networks Corporation Key Executive Incentive Plan and the Nortel Networks Corporation Key Employee Retention Plan.

On March 4, 2010, we obtained U.S. Court approval and on March 8, 2010 we obtained Canadian Court approval for the Nortel Special Incentive Plan (NSIP), which is designed to retain personnel at all levels of Corporate Group and NBS critical to complete our remaining work. The NSIP was developed in consultation with independent expert advisors taking into account the availability of more stable and competitive employment opportunities available to these employees elsewhere. The NSIP was supported by the Canadian Monitor, U.S. Creditors’ Committee and the Bondholders Group. Representative Counsel to former Canadian employees was also advised of the NSIP prior to its approval by the Canadian Court and U.S. Court. Approximately 84% of the NSIP’s costs are being funded by the purchasers of our businesses, pursuant to the terms of sales agreements. Certain purchasers have required that we retain key employees around the world to ensure that the transition to them of the acquired businesses is as effective and efficient as possible.

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. As of December 31, 2009, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired. See note 23, “Share-based compensation plans”, to the accompanying audited consolidated financial statements, for additional information about our share-based compensation plans.

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

The Settlement Agreement provided that we would continue to administer the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan and the Nortel Networks Negotiated Pension Plan (collectively, the Canadian Plans and individually, a Canadian Plan) until September 30, 2010, at which time these Canadian Plans were transitioned, in accordance with the Ontario Pension Benefits Act, to Morneau Sobeco Limited Partnership, a replacement administrator appointed by the Ontario Superintendent of Financial Services (Ontario Superintendent). We, as well as the Canadian Monitor, took all reasonable steps to complete the transfer of the administration of the Canadian Plans to the new administrator. We continued to fund these Canadian Plans consistent with the current service and special payments we had been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter continued to make current service payments until September 30, 2010. On January 17, 2011, the Ontario Superintendent issued a Notice of Intended Decision stating that he intends to order the wind up of the Canadian Plans effective October 1, 2010. See “Pension and Post-retirement Benefits” in this section of this report.

For the remainder of 2010, we continued to pay medical and dental benefits to our pensioners and survivors and our LTD beneficiaries in accordance with the current benefit plan terms and conditions. Life insurance benefits continued unchanged until December 31, 2010 and continued to be funded consistent with 2009 funding. Further, we paid income benefits to the LTD beneficiaries and to those receiving survivor income benefits and survivor transition benefits through December 31, 2010. The employment of the LTD beneficiaries terminated on December 31, 2010. Under the Settlement Agreement, the parties agreed to work toward a court-approved distribution in 2011 of the assets of Nortel’s Health and Welfare Trust, the vehicle through which we generally have historically funded these benefits, with the exception of the income benefits described above, which we have paid directly. On November 9, 2010, the Canadian Court approved the Canadian Monitor’s motion regarding a proposed allocation methodology with respect to the funds held in Nortel’s Health and Welfare Trust for distribution to beneficiaries of the trust. Leave to appeal that order, which was sought by a group of 39 LTD beneficiaries, was denied by the Ontario Court of Appeal on January 7, 2011. On December 15, 2010, the Canadian Court approved an order for an interim distribution out of the Health and Welfare Trust and an interim distribution of approximately CAD$3.1 was made on January 31, 2011.

The Settlement Agreement also provides that we will establish a fund of CAD$4.2 for termination payments of up to CAD$0.003 per employee to be made to eligible terminated employees as an advance against their claims under the CCAA Proceedings, of which approximately CAD$3.3 has been paid.

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

See note 13 in the accompanying audited consolidated financial statements for further information on our pension and employee benefits plans.

Basis of Presentation and Going Concern Issues

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that that we will continue as a going concern.

ASC 852, which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings is applicable to us, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are deemed to be directly associated with a reorganization from the ongoing operations of the business. For this reason, our revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings must be reported separately as reorganization items in the statements of operations beginning in the quarter ended March 31, 2009. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. We adopted ASC 852 effective on January 14, 2009 and have segregated those items outlined above for all reporting periods subsequent to such date.

After consideration of the guidance available in FASB ASC 810 “Consolidation” (ASC 810) and ASC 852, the financial statements as of and for the years ended December 31, 2010 and 2009 have been presented on the following basis with respect to our subsidiaries:

•

the EMEA Debtors and their subsidiaries (collectively, the EMEA Subsidiaries) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•	the U.S. Debtors and their subsidiaries (collectively, the U.S. Subsidiaries) have been accounted for under the cost method of accounting from October 1, 2010; and

•	our other subsidiaries are consolidated consistent with the basis of accounting applied in 2008 and prior.

Based on our review of the applicable accounting guidance, we determined that we did not exercise all of the elements of control over the EMEA Subsidiaries once the EMEA Debtors filed for creditor protection, although we continued to exercise significant influence over their operating and financial policies. As a result, in accordance with ASC 810, from the Petition Date to May 31, 2010, we were required to deconsolidate the EMEA Subsidiaries and instead accounted for our interests in them under the equity method in accordance with FASB ASC 323 “Investments - Equity Method and Joint Ventures” (ASC 323). On the Petition Date, the EMEA Subsidiaries were in a net liability position. As the carrying values of the EMEA Subsidiaries’ net liabilities were not considered to have differed materially from their estimated fair values and due to continuing involvement by us and our consolidated subsidiaries with the EMEA Subsidiaries, including NNL’s guarantee of the U.K. pension liability (see “Liquidity and Capital Resources - Future Uses and Sources of Liquidity - Pension and post-retirement obligations” of the 2010 Annual Report), we concluded that the initial carrying value of our investment in these consolidated financial statements should reflect the EMEA Subsidiaries’ net liabilities, and no gain or loss was recognized on deconsolidation.

As of May 31, 2010, we determined that we no longer had significant influence over the operating and financial policies of the EMEA Subsidiaries due to the significance of the completed divestitures, the ongoing role and decision making authority of the U.K. Administrators, and as we are not committed to provide further support to the EMEA Subsidiaries. As such, we have accounted for the EMEA Subsidiaries as an investment using the cost method of accounting as of June 1, 2010 on a prospective basis. As a result, the financial position and results of operations of the EMEA Subsidiaries are not reflected in our consolidated financial results after May 31, 2010. See note 1 to the accompanying audited consolidated financial statements for further discussion of this change in accounting.

Further, based on our review of the applicable accounting guidance, we determined that we did not exercise all of the elements of control over the U.S. Subsidiaries as of October 1, 2010 due to the progression of the Creditor Protection Proceedings, nor did we exercise significant influence over their operating and financial policies. As a result, we have also deconsolidated the U.S. Subsidiaries and have accounted for our investment using the cost method of accounting as of October 1, 2010 on a prospective basis. As a result, the financial position and results of operations of the U.S. Subsidiaries are not reflected in our consolidated financial results after September 30, 2010.

We continue to exercise control over our subsidiaries located in Canada, CALA and Asia (other than those entities that are EMEA Subsidiaries or U.S. Subsidiaries), and our financial statements are prepared on a consolidated basis with respect to those subsidiaries. We will continue to evaluate our remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

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

The accompanying audited consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such audited consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in our capitalization; (d) as to operations, the effect of any future changes that may be made in our business; or (e) as to divestiture proceeds held in escrow, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see above and note 2 to the accompanying audited consolidated financial statements).

The ongoing Creditor Protection Proceedings and completed and proposed divestitures of our businesses and assets raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying audited consolidated financial statements have been prepared using U.S. GAAP and the rules and regulations of the U.S. Securities and Exchange Commission (SEC). While the Debtors have filed for and been granted creditor protection, the accompanying audited consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. We have continued to operate our remaining businesses by servicing remaining existing customers, continuing R&D investments in product portfolios until the related businesses or assets are sold, and ensuring the ongoing supply of goods and services through the supply chain. We have also continued our focus on cost containment and cost reduction initiatives during this time. It is our intention to continue to operate our businesses in this manner to maintain and maximize the value of our remaining businesses until they are sold or otherwise addressed. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a court-approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the accompanying audited consolidated financial statements.

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

As part of Nortel’s ongoing cost reduction activities, on March 11, 2010, NNC, NNL, NNI and NNCC each filed notifications under the U.S. Securities Exchange Act of 1934 (Exchange Act) indicating they had less than 300 holders of each of their respective series of outstanding debt securities and related guarantees as of January 1, 2010. As a result, NNC is no longer required to include supplemental condensed consolidating financial information regarding the guarantors and non-guarantors of the debt securities in the notes to the financial statements. On March 18, 2010, NNL also filed a notification to de-register its common stock under the Exchange Act, which relieves it of having to file certain periodic reports including Forms 10-K, 10-Q and 8-K. NNL remains a reporting issuer under applicable Canadian securities laws and, as a result, will remain subject to continuous disclosure requirements, including the filing of annual and quarterly financial statements and management’s discussion and analysis of financial results under applicable Canadian securities laws. On April 15, 2010, NNL obtained exemptive relief from the Canadian securities regulatory authorities permitting NNL to satisfy certain of its Canadian continuous disclosure requirements by filing certain disclosures prepared in accordance with specified U.S. disclosure requirements for its financial years ended December 31, 2009 and 2010. An application has been made by NNC and NNL to the Canadian securities regulatory authorities to extend this exemptive relief, and exempt NNC and NNL from the related shareholder delivery requirements under Canadian securities laws, until the conclusion of the CCAA Proceedings. This application is currently pending.

For a full discussion of the risks and uncertainties we face as a result of the Creditor Protection Proceedings, including the risks mentioned above, see the Risk Factors section of our 2010 Annual Report. Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

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

As of December 31, 2010, our three reportable segments were WN, CVAS, and MEN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of December 31, 2010, WN includes the residual CDMA and GSM businesses.

•

The CVAS segment offers circuit- and packet-based voice switching products, media gateways, and TDM switching systems that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers. As of December 31, 2010, CVAS includes the residual CVAS business.

•

The MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes Optical Networking, Carrier Ethernet switching, and MSS products and related services. As of December 31, 2010, MEN includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business. As discussed above, we entered into sale agreements with Ericsson for the planned sale of substantially all the assets of the MSS business. These assets and liabilities have been classified as assets held for sale.

Comparative periods have been recast to conform to the current segment presentation. Refer to “Segment Information” below.

Results of Operations — Continuing Operations

As discussed above, the EMEA Subsidiaries were accounted for under the equity method of accounting from the Petition Date to May 31, 2010 and are accounted for under the cost method of accounting and thus are no longer included in the consolidated results of operations as of June 1, 2010. Also as discussed above, the U.S. Subsidiaries have been accounted for under the cost method of accounting as of October 1, 2010 and thus are no longer included in the consolidated results of operations as of October 1, 2010. Further, the information provided in this “Results of Operations — Continuing Operations” for the years ended December 31, 2010 and 2009 includes results relating to certain significant businesses and assets that have been sold, including substantially all of our CDMA business and LTE Access assets, Packet Core Assets substantially all of our Optical Networking and Carrier Ethernet businesses, GSM/GSM-R business and CVAS business. See “Executive Overview — Creditor Protection Proceedings — Significant Business Divestitures”. The results of our Enterprise Solutions Business and LGN are presented as discontinued operations. See “Results of Operations – Discontinued Operations”.

Revenues

The following table sets forth our revenue by geographic location of the customers:

	2010	2009	$ Change	% Change
United States (a)	$342	$2,370	$(2,028)	(86)
EMEA (b)	3	10	(7)	(70)
Canada	45	335	(290)	(87)
Asia (c)	181	477	(296)	(62)
CALA	49	254	(205)	(81)

Total revenues	$620	$3,446	$(2,826)	(82)

(a)	2010 amount reflects revenues only up to September 30, 2010, being the period prior to deconsolidation.
(b)	Excludes amounts related to EMEA Subsidiaries of $222 and $902 for the years ended December 31, 2010 and 2009, respectively.
(c)	Excludes amounts related to EMEA Subsidiaries of $18 and $64 for the years ended December 31, 2010 and 2009, respectively.

For further discussion of the developments in our various reportable segments, including by geographical region, see “Segment Information.”

Revenues in 2010 have been significantly impacted by the divestitures of the CDMA/LTE Access business in the fourth quarter of 2009, the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010. The decreases in revenues for each region in 2010 as compared to 2009, as provided in the table above, were primarily attributable to the divestitures.

Gross Margin

	2010	2009	$ Change	% Change
Gross profit	$88	$1,520	$(1,432)	(94)
Gross margin	14.2%	44.1%

Gross profit for 2010 was $88 compared to $1,520 in 2009 and gross margin for 2010 was 14.2% compared to 44.1% in 2009. The decrease in gross profit was primarily due to the business divestitures noted above and as result of certain costs related to delivery of services under TSAs continuing to be recorded in cost of revenues, the recovery of which is recorded in other operating income due to, among other things, the temporary nature of such services.

SG&A and R&D Expenses

	2010	2009	$ Change	% Change
SG&A expense	$515	$633	$(118)	(19)
R&D expense	107	703	(596)	(85)

Selling, General and Administrative (SG&A) expense decreased to $515 in 2010 from $633 in 2009, a decrease of $118 or 19%. R&D expense decreased to $107 in 2010 from $703 in 2009, a decrease of $596 or 85%. The decreases in SG&A and R&D expenses were primarily due to the business divestitures noted above. The decreases in both R&D and SG&A expenses were also due to charges related to the cancellation of certain equity based compensation plans in 2009 and higher charges related to workforce reduction activities in 2009 compared to 2010. SG&A expense was also impacted in 2010 by a change in cost allocation methodology due to the diminishing business activity resulting in an increase in expense caused by the cessation of the allocation of certain SG&A expenses related to corporate overhead costs to R&D and cost of revenues.

Pre-Petition Date Cost Reduction Plans

The following table sets forth charges (recoveries) incurred by restructuring plan:

	2010	2009
Charge (recovery) by Restructuring Plan:
November 2008 Restructuring Plan	$(3)	$(13)
2008 Restructuring Plan	(2)	(29)
2007 Restructuring Plan	(1)	(16)
2004 and 2001 Restructuring Plans	1	(78)

Total recovery before discontinued operations	$(5)	$(136)

As a result of the Creditor Protection Proceedings, we ceased taking any further actions under our previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans will continue to be accounted for under such plans, and will be classified in cost of revenues, SG&A and R&D as applicable. Any remaining actions under these plans will be accounted for under the workforce reduction plan announced on February 25, 2009 (see note 11 to the accompanying audited consolidated financial statements). Our contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays relating to contract settlement and lease costs are subject to change. As well, we are not following our pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and reestablished under post–Petition Date cost reduction activities. For a description of our previously announced restructuring plans and further details of the charges (recoveries) incurred, including by profit and loss category and by segment, see note 10 to the accompanying audited consolidated financial statements.

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

Workforce Reduction Activities

On February 25, 2009, we announced a workforce reduction plan to reduce our global workforce by approximately 5,000 net positions which, upon completion, was expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance classified as a liability subject to compromise. Included in these amounts are actions related to the EMEA Subsidiaries, which are described in note 26 to the accompanying audited consolidated financial statements, and U.S. Debtors. On a consolidated basis, excluding amounts related to the EMEA Subsidiaries, the plan was expected to result in total charges to earnings of approximately $168 with expected and total cash outlays of approximately $77 with the balance classified as a liability subject to compromise.

On a consolidated basis, excluding amounts related to the EMEA Subsidiaries, we completed all 2009 announced workforce reductions discussed above, resulting in a net workforce reduction of 4,625 with charges to earnings and cash outlays of approximately $117 and $38, respectively, with the balance being classified as subject to compromise.

During 2009 and subsequent to the February 25, 2009 announcement, as we continued to progress through the Creditor Protection Proceedings, additional workforce reductions were deemed necessary to achieve the broader cost reduction initiative. On a consolidated basis, absent amounts related to EMEA Subsidiaries, the incremental workforce reductions were expected to result in charges to earnings and cash outlays of $176 and $89, respectively, with the balance being classified as subject to compromise.

In addition to the concluded 2009 workforce reduction plans discussed above, we have continued cost reduction initiatives during 2010. For the year ended December 31, 2010, approximately $49 of the total charges relating to the net workforce reduction of 1,703 positions were incurred. For the year ended December 31, 2010, we incurred workforce reduction recovery of nil and charges of $1 for discontinued operations. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post-Petition Date cost reduction plan.

The following table sets forth charges by profit and loss category:

	2010	2009
Cost of revenues	$14	$32
SG&A	25	48
R&D	10	23

Total workforce reduction charge	$49	$103

The following table sets forth charges incurred by segment:

	2010	2009
WN	$8	$67
CVAS	30	25
MEN	11	11

Total charges	$49	$103

Other Cost Reduction Activities

During the year ended December 31, 2010, our real estate related cost reduction activities resulted in charges of $8, which were recorded against SG&A and reorganization items. During the year ended December 31, 2010, we recorded plant and equipment write downs of $11 against SG&A and reorganization items, and additional charges of $13 against reorganization items for lease repudiations and other contract settlements. As of December 31, 2010, our real estate and other cost reduction balances were approximately $5, which are classified as subject to compromise.

During the year ended December 31, 2009, our real estate related cost reduction activities resulted in charges of $8, which were recorded against SG&A and reorganization items. During the year ended December 31, 2009, we recorded plant and equipment write downs of $14 and we recorded an additional charge of $9 against reorganization items for lease repudiation and other contract settlements. As of December 31, 2009, our real estate and other cost reduction balances were approximately $18, which are classified as subject to compromise.

Other Operating (Income) Expense— Net

The components of other operating income — net were as follows:

	2010	2009
Royalty license income - net	$(10)	$(4)
Litigation charges (recovery) - net	5	1
Billings under TSAs	(269)	(15)
Other - net	(7)	101 (a)

Other operating (income) expense - net	$(281)	$83

(a)	Includes a $90 pension curtailment expense. See note 13 to the accompanying audited consolidated financial statements.

In 2010, other operating income — net was $281, due primarily to billings related to TSAs as described in “Executive Overview – Creditor Protection Proceedings – Transition Services Agreements”. In 2009, other operating expense — net was $83 due primarily to Other-net of $101 which primarily included curtailment losses related to certain of our defined benefit pension plans and post-retirement benefit plans partially offset by billings related to TSAs of $15 and royalty income of $4 from cross patent license agreements.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	2010	2009
Rental income	$59	$5
Gain (loss) on sale and impairments of investments	7	(3)
Currency exchange gains (loss) - net	20	43
Other - net	(3)	(9)

Other income (expense) - net	$83	$36

In 2010, Other income (expense) — net was income of $83, primarily comprised of rental income of $59 and currency exchange income of $20 due to the strengthening of the Canadian Dollar against the U.S. Dollar. In 2009, Other income (expense) — net was income of $36, primarily due to currency exchange gains of $43 partially offset by Other-net of $9.

Interest Expense

Interest expense remained relatively consistent in 2010 compared to 2009. In accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized for accounting purposes. As a result, $9 and $12 of interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying audited consolidated financial statements for 2010 and 2009, respectively. We have continued to accrue for interest expense in 2010 of $301 and in 2009 of $282 in our normal course of operations related to debt issued by NNC or NNL in Canada until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009
Professional fees (a)	$(151)	$(120)
Interest income (b)	13	6
Lease repudiation (c)	(3)	47
Employee incentive plans (d)	(43)	(25)
Penalties (e)	—	(8)
Pension, post-retirement and post-employment plans (f)	(401)	(215)
Settlements (g)	(2)	103
Gain (loss) on divestitures (h)	843	1,210
EMEA deconsolidation adjustment (i)	(763)	—
NNUK pension guarantees (j)	(634)	—
U.S. deconsolidation adjustments (k)	(2,013)
U.S. debt guarantee (l)	(150)
Loss on deconsolidation of subsidiaries(m)	(74)	—
Loss on impairment or sale of stranded assets (n)	(140)	—
Other (o)	(77)	(27)

Total reorganization items - net	$(3,595)	$971

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
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
(f)

Includes amounts related to the Settlement Agreement and the termination of the SERP defined benefit plans. See note 13 to the accompanying audited consolidated financial statements for further information.

(g)

Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities. See note 13 to the accompanying audited consolidated financial statements for further information on settlements.

(h)	Relates to the gains on various divestitures. See note 2 to the accompanying audited consolidated financial statements for further information.
(i)

Relates to a charge due to the deconsolidation of the EMEA Subsidiaries and the application of the cost method of accounting for certain subsidiaries in EMEA. See notes 1 and 26 to the accompanying audited consolidated financial statements for further information.

(j)	Relates to the NNUK pension guarantees. See note 16 to the accompanying audited consolidated financial statements for further information.
(k)

Relates to a charge due to the deconsolidation of the U.S. Subsidiaries and the application of the cost method of accounting. See note 1 to the accompanying audited consolidated financial statements for further information.

(l)	Relates to the U.S. debt guarantee. See note 16 to the accompanying audited consolidated financial statements for further information.
(m)	Relates to loss on liquidation of certain subsidiaries. See note 1 to the accompanying audited consolidated financial statements for further information.
(n)	Includes sale and impairment of certain long-lived assets.
(o)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as foreign exchange.

Income Tax Expense

During the year ended December 31, 2010, Nortel recorded a tax recovery of $40 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $4,074. The tax recovery of $40 is comprised of $11 of income taxes on current year profits in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $10 and the reversal of previously accrued income taxes and interest of $41.

During the year ended December 31, 2009, Nortel recorded a tax expense of $101 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $809. The tax expense of $101 is largely comprised of several significant items, including $37 of income taxes on current year profits in various jurisdictions, $35 net tax accrual relating to the settlement agreement with the IRS (see note 2 to the accompanying audited consolidated financial statements for further information), $41 from increases in uncertain tax positions and other taxes of $5. This tax expense was partially offset by a $1 benefit derived from various tax credits and R&D-related incentives, $10 of income taxes resulting from revisions to prior year tax estimates and a recovery of $6 relating to a benefit recorded as a result of the intraperiod allocation rules as described below.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During 2010 and 2009, income from discontinued operations was offset by losses from continuing operations resulting in a tax recovery allocated to income tax expense from continuing operations and tax expense allocated to discontinued operations of $7 and $6 respectively. We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at December 31, 2010 for all jurisdictions. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — EMEA Subsidiaries

As discussed above, the EMEA Subsidiaries were accounted for under the equity method of accounting from the Petition Date through May 31, 2010 and are accounted for under the cost method of accounting beginning June 1, 2010. Therefore, the Equity in net loss of EMEA Subsidiaries for 2010 only includes the results of the EMEA Subsidiaries through May 31, 2010. Equity in net loss of EMEA Subsidiaries was a loss of $50 for 2010 compared to a loss of $445 for 2009. The following discussion relates to the key components comprising the EMEA Subsidiaries’ net loss.

The general trends related to our consolidated revenues, gross margin, SG&A expense and R&D expense for 2010 discussed above were also applicable to the EMEA Subsidiaries. See “Results of Operation — Continuing Operations”.

Revenues

Revenues in 2010 up to May 31, 2010 were $243, excluding $4 in discontinued operations, comprised primarily of $222 in EMEA. The MEN segment revenue of $109 was comprised of $69 and $40 from the data networking and security business and optical networking solutions business, respectively. The WN segment revenue was $53 resulting primarily from the GSM residual business. The CVAS segment revenue was $75.

Revenues in 2009 were $977, excluding $481 in discontinued operations, comprised primarily of $902 in EMEA and $64 in Asia. The MEN segment revenues of $462 were comprised of $261 and $201 from the optical networking solutions business and data networking and security business, respectively. The WN segment revenues were $291 resulting primarily from the GSM and UMTS solutions business. The CVAS segment revenues were $213.

Gross Margin

Gross profit was $49 and gross margin was 19.8% for 2010 up to May 31, 2010. Gross profit was $417 and gross margin was 28.6% for 2009.

SG&A and R&D Expense

SG&A and R&D expenses were $116 and $8, respectively, for 2010 up to May 31, 2010. SG&A and R&D expenses were $511 and $118, respectively, for 2009.

Reorganization Items — net

The components of reorganization items — net were as follows:

	2010 (a)	2009
Professional fees	$(39)	$(140)
Interest income	2	6
Pension adjustment	—	(4)
Lease repudiation	—	2
Employee incentive plans	(9)	(10)
Penalties	—	(9)
Settlements	(3)	17
Gain on divestitures	28	10
Other	8	(13)

Total reorganization items - net	$(13)	$(141)

(a)	The 2010 results include only the five months ended May 31 as the EMEA Subsidiaries are accounted for under the cost method effective June 1, 2010.

See “Results of Operations — Continuing Operations — Reorganization Items — net” for a description of the nature of these reorganization items.

Results of Operations—Discontinued Operations

As discussed above, we have completed the sale of substantially all of the assets of the ES business globally, including the shares of DiamondWare, Ltd. and NGS. NNL completed the sale of its 50% plus one share interest in LGN in the second quarter of 2010. The LGN assets and liabilities were classified as held for sale in the second quarter of 2010. The related ES, NGS and LGN financial results of operations have been classified as discontinued operations for all periods presented. See “Executive Overview—Creditor Protection Proceedings—Significant Business Divestitures”.

ES

Loss from discontinued operations, net of taxes, for 2010 was $18. Revenues for 2010 were $11 with a negative gross profit of $3 for ES related to the residual business not transferred to Avaya. Additionally, ES incurred SG&A expense of $10 and realized a loss on sale of business of $6.

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

LGN

Earnings from discontinued operations, net of taxes, for 2010 for LGN were $42. We recorded a gain of $53 on the sale of NNL’s interest in LGN to Ericsson in the second quarter of 2010. Revenues for 2010 were $210 with a gross profit of $58 for LGN. These earnings were partially offset by SG&A and R&D expenses of $37 and $30, respectively.

Earnings from discontinued operations, net of taxes, for 2009 for LGN were $44. Revenues for 2009 were $642 with a gross profit of $213 for LGN. SG&A and R&D expenses were $66 and $55, respectively.

For further information about discontinued operations see note 5 to the accompanying audited consolidated financial statements.

Segment Information

How We Measure Business Performance

In the first quarter of 2010, our then CRO (effective March 21, 2010 and for the remainder of the first quarter of 2010, the CRO’s title was changed to Special Advisor) and the President of NBS were both identified as Chief Operating Decision Makers in assessing the performance of and allocating resources to our operating segments. The CRO was responsible for the remaining businesses and the President of NBS was responsible for the contracts that did not transfer to the purchasers of the divested businesses included in reportable segments. As a result of the departure of the CRO, the Chief Strategy Officer and Business Unit President

became the Chief Operating Decision Maker (CODM) in the second quarter of 2010 responsible for the remaining businesses, while the President of NBS continues to be the CODM responsible for the contracts that did not transfer included in reportable segments, as noted above. Beginning in the first quarter of 2011, as a result of the ongoing Creditor Protection Proceedings, the CFO of the Corporate Group will be the CODM responsible for the contracts that did not transfer included in the reportable segments. In the third quarter of 2010, the primary financial measure used by the Chief Strategy Officer and Business Unit President and the President of NBS was Management Operating Margin (Management OM). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to our consolidated entities. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. Beginning in the third quarter of 2010, the financial information for our reportable segments, including Management OM, no longer includes the results of the EMEA Subsidiaries for any period, which is consistent with how we manage our remaining businesses following the sale of substantially all of our businesses. Similarly, the financial information does not include the results of the U.S. Subsidiaries beginning as of October 1, 2010. For a full reconciliation of Management OM to net earnings (loss) under U.S. GAAP, see note 9 to the accompanying audited consolidated financial statements. Our management believes that these measures are meaningful measurements of operating performance and provide greater transparency to investors with respect to our performance, as well as supplemental information used by management in its financial and operational decision making.

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

Wireless Networks

The following table sets forth segment revenues and Management OM for the WN segment:

	2010	2009	$ Change	% Change
Segment Revenues
CDMA solutions	$38	$1,515	$(1,477)	(97)
GSM and UMTS solutions	173	557	(384)	(69)

Total Segment Revenues	$211	$2,072	$(1,861)	(90)

Management OM	$89	$515	$(426)

We completed the sale of substantially all of our CDMA business and LTE Access assets to Ericsson on November 13, 2009 and the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch on March 31, 2010. The GSM-R business in CALA was sold to Ericsson on June 4, 2010. Following the completion of the sales, WN includes only the residual CDMA and GSM businesses.

WN revenues decreased to $211 in 2010 from $2,072 in 2009, a decrease of $1,861 or 90%, due to decreases across all businesses and regions.

WN Management OM decreased to $89 in 2010 from $515 in 2009, a decrease of $426. This decrease was a result of a decrease in gross profit of $959, partially offset by decreases in both R&D and SG&A expenses of $319 and $214, respectively.

WN gross profit decreased to $110 from $1069, while gross margin increased to 52.1% from 51.6%.

The decreases in WN revenues, Management OM and gross profit were all primarily due to the sale of substantially all of our CDMA business and LTE Access assets to Ericsson in the fourth quarter of 2009, the sale of substantially all of our GSM/GSM-R business to Ericsson and Kapsch in the first quarter of 2010 and the sale of the GSM-R business in CALA to Ericsson in the second quarter of 2010.

Carrier VoIP and Application Solutions

The following table sets forth segment revenues and Management OM for the CVAS segment:

	2010	2009	$ Change	% Change
Segment Revenues
Circuit and packet voice solutions	$166	$521	$(355)	(68)

Total Segment Revenues	$166	$521	$(355)	(68)

Management OM	$(53)	$(12)	$(41)

On May 28, 2010, we completed the sale of substantially all of the assets of the CVAS business to GENBAND. Following the completion of the sale, CVAS includes the residual CVAS business.

CVAS revenues decreased to $166 in 2010 from $521 in 2009, a decrease of $355 or 68%, due to decreases across all regions.

CVAS Management OM decreased to a loss of $53 in 2010 from a loss of $12 in 2009, a decrease of $41. This decrease was a result of a decrease in gross profit of $190, partially offset by decreases in R&D and SG&A expenses of $90 and $59, respectively.

CVAS gross profit decreased to $52 from $242, while gross margin decreased to 31.3% from 46.4%.

The decreases in CVAS revenues, Management OM and gross profit are all primarily due to the sale of substantially all of the assets of the CVAS business to GENBAND in the second quarter of 2010. In the first quarter of 2010, there were also decreases in revenues due to revenues from certain customers in 2009 that were not repeated in 2010 which were partially offset by the impact of favorable foreign exchange fluctuations in Canada.

Metro Ethernet Networks

The following table sets forth segment revenues and Management OM for the MEN segment:

	2010	2009	$ Change	% Change
Segment Revenues
Optical networking solutions	$147	$765	$(618)	(81)
Data networking and security solutions	94	88	6	7

Total Segment Revenues	$241	$853	$(612)	(72)

Management OM	$(33)	$(49)	$16

On March 19, 2010, we completed the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena. Following the completion of the sale, MEN includes the residual Optical Networking and Carrier Ethernet solutions business, and the MSS business, which is included in data networking and security solutions.

MEN revenues decreased to $241 in 2010 from $853 in 2009, a decrease of $612 or 72%, due to decreases across all regions.

Revenues in the optical networking solutions business decreased by $618 as a result of the sale of our Optical Networking and Carrier Ethernet businesses to Ciena in the first quarter of 2010.

The increase in the data networking and security solutions business of $6 was primarily due to increases in MSS business in the U.S.

MEN Management OM increased to a loss of $33 in 2010 from a loss of $49 in 2009 due to a decline in gross profit of $244, more than offset by decreases in both R&D and SG&A expenses of $151 and $109, respectively.

MEN gross profit decreased to $53 in 2010 from $297 in 2009, while gross margin decreased from 34.8% to 22.0%.

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

Liquidity and Capital Resources

Overview

As of December 31, 2010, our cash and cash equivalents balance was $807.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of December 31, 2010: $261 in Asia, $287 in Canada, $51 in CALA, $117 in joint ventures, $85 in China and $6 in EMEA. The U.S. cash balance of $966 as of September 30, 2010 was deconsolidated effective October 1, 2010. These amounts exclude restricted cash of $3,219, comprised of $3,215 in Canada and $4 in Asia. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received” for further information regarding NNL restricted cash in Canada. Cash balances related to the EMEA Subsidiaries and the U.S. Subsidiaries are no longer included in our consolidated cash balance as a result of the change to cost accounting (see “Executive Overview – Basis of Presentation and Going Concern Issues”).

Since June 2009, approximately $3,159 in net proceeds have been generated through the completed sales of businesses of which approximately $3,147 have been received as of December 31, 2010. As of December 31, 2010, $2,832 of the divesture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash. As of December 31, 2010, a further $129 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to December 31, 2010, Nortel’s escrow agent has received $3 of the $129. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions is generally available to fund operations in that particular jurisdiction, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific court-approved agreements as discussed below. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions.

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements were last extended to May 31, 2010. Ongoing day-to-day trade of goods and services and settlement of post-filing intercompany accounts, to the extent still necessary, continues in the normal course. During the pendency of the Creditor Protection Proceedings we generally have not and do not expect to make payments to satisfy any of the interest obligations of the Debtors.

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

A revolving loan agreement between NNI, as lender, and NNL, as borrower, was approved by the Canadian Court and, subject to certain conditions, approved by the U.S. Court on an interim basis. An initial amount of $75 was approved and drawn. The agreement matured on December 31, 2010 and NNL repaid this outstanding amount, together with accrued interest, from the proceeds from the sale of the Ottawa Carling Campus and the agreement has been terminated.

We have established certain cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. Approximately $16 of cash collateral has been posted by Nortel in support of non-EDC performance bonds and letter of credit facilities.

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

Our current cash management system and consolidated cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and may be impacted by the Creditor Protection Proceedings. The U.S. Principal Officer and the U.K. Administrators oversee the cash management system in their respective jurisdictions. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund and wind up our operations; (iii) cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the Debtors will be able to access proceeds in a timely manner from the divestitures as the Debtors continue discussions on allocation of proceeds from the divestitures of our businesses and assets.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $1,191 in 2010 to $807, primarily due to cash flows attributable to discontinued operations, loss of cash due to deconsolidation of U.S. Subsidiaries and the net cash used in continuing operations.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand for the years ended as of December 31, 2010 and 2009:

	2010	2009	Change
Net loss attributable to NNC	$(4,075)	$488	$(4,563)
Net (earnings) loss from discontinued operations, net of tax	(24)	(245)	221
Non-cash items	4,093	336	3,757
Changes in operating assets and liabilities:
Accounts receivable - net	351	603	(252)
Inventories - net	36	87	(51)
Accounts payable	(75)	(77)	2

	312	613	(301)
Changes in other operating assets and liabilities
Deferred costs	22	79	(57)
Income taxes	(83)	74	(157)
Payroll, accrued and contractual liabilities	40	246	(206)
Deferred revenue	3	98	(95)
Advanced billings in excess of revenues recognized to date on contracts	(78)	(249)	171
Restructuring liabilities	(20)	(41)	21
Other	(37)	(127)	90

	(153)	80	(233)
Net cash from (used in) operating activities of continuing operations	153	1,272	(1,119)
Net cash from (used in) operating activities of discontinued operations	(385)	(937)	552

Net cash from (used in) operating activities	(232)	335	(567)
Net cash from (used in) investing activities of continuing operations	(4)	(783)	779
Net cash from (used in) investing activities of discontinued operations	211	889	(678)

Net cash from (used in) investing activities	207	106	101
Net cash used in financing activities of continuing operations	(98)	(56)	(42)
Net cash from financing activities of discontinued operations	(77)	(73)	(4)

Net cash used in financing activities	(175)	(129)	(46)
Effect of foreign exchange rate changes on cash and cash equivalents	1	50	(49)
Reduction of cash and cash equivalents of deconsolidated entities	(992)	—	(992)

Net cash from (used in) continuing operations	(940)	483	(1,423)
Net cash from (used in) discontinued operations	(251)	(121)	(130)

Net increase (decrease) in cash and cash equivalents	(1,191)	362	(1,553)
Cash and cash equivalents at beginning of period	1,998	2,397	(399)
Less: Cash and cash equivalents of EMEA Subsidiaries	—	(761)	761

Adjusted cash and cash equivalents at beginning of period	1,998	1,636	362
Cash and cash equivalents at end of period	807	1,998	(1,191)
Less: Cash and cash equivalents of discontinued operations at end of period	—	(251)	251

Cash and cash equivalents of continuing operations at end of period	$807	$1,747	$(940)

Operating Activities

In 2010, our net cash used in operating activities of $232 resulted from a net loss attributable to NNC of $4,075, net of income from discontinued operations of $24, net cash used in discontinued operations of $385 and net uses of cash of $153 due to changes in other operating assets and liabilities, partially offset by adjustments for non-cash items of $4,093 and cash of $312 from changes in operating assets and liabilities. The net cash used in other operating activities was mainly due to the reduction of advance billings of $78, the reduction of income taxes of $83, the change in other of $37 and the decrease in restructuring liabilities of $20, partially offset by the change in payroll, accrued and contractual liabilities of $40 and the change in deferred costs of $22. The primary non-cash items were $3,434 in reorganization items under ASC 852, other of $422 consisting primarily of funding to LGN discontinued operations, pension and other accruals of $101, amortization and depreciation of $75 and equity in net loss of EMEA Subsidiaries of $50.

In 2009, our net cash from operating activities of $335 resulted from cash of $613 from changes in operating assets and liabilities plus adjustments for non-cash items of $336, net income attributable to NNC of $488, net of loss from discontinued operations of $245, and cash of $80 due to changes in other operating assets and liabilities. The net cash from other operating activities was mainly due to the reduction of advance billings of $249, the change in other of $127, the change in restructuring liabilities of $41 more than offset by the change in deferred revenues of $98, change in payroll, accrued and contractual liabilities of $246 and the change in deferred cost of $79. The primary additions to our net loss for non-cash items were $445 equity in net loss of

EMEA Subsidiaries, pension and other accruals of $256, amortization and depreciation of $167, share-based compensation expense of $56 primarily related to the cancellation of certain share-based compensation plans, and earnings attributable to non-controlling interests of $17 offset by reorganization items under ASC 852 of $1,058.

For additional information with respect to the increase in our deferred tax asset valuation allowance, see the “Application of Critical Accounting Policies and Estimates — Income Taxes” section of this report.

Investing Activities

In 2010, net cash from investing activities was $207 primarily due to proceeds related to sale of businesses and assets of $994, proceeds on disposals of plant and equipment of $203, net cash provided by discontinued operations of $211 and a decrease in short-term and long-term investments of $24 as a result of proceeds received from the Reserve Primary Fund (Fund) partially offset by an increase in restricted cash and cash equivalents of $1,213 and expenditures for plant and equipment of $9.

In 2009, net cash from investing activities was $106 primarily due to proceeds related to sale of businesses and assets of $1,091, proceeds on disposals of plant and equipment of $96, a decrease in short-term and long-term investments of $46 and net cash provided by discontinued operations of $889, partially offset by an increase in restricted cash and cash equivalents of $1,983 and expenditures for plant and equipment of $31.

Money Market Fund

As part of our cash management strategy, we had invested approximately $362 in the Fund, a money market fund investment that was originally classified as cash and cash equivalents. The Fund made various redemptions throughout 2008 and 2009 and as of December 10, 2009, our remaining investment in the Fund was $18. The Fund made further pro-rata distributions based on the order of the United States District Court. We received our pro rata share, being $24 for our remaining investment in the Fund on January 29, 2010. As a result, we recorded $6 in other income in 2010 for the amount receivable in excess of our carrying value of the investment in the Fund.

Financing Activities

In 2010, cash used in financing activities was $175, due to cash used in discontinued operations of $77, dividends paid by subsidiaries to noncontrolling interests of $19, a decrease in notes payable of $75 and a net decrease in capital leases payable of $4.

In 2009, cash used in financing activities was $129, primarily due to a net decrease in notes payable of $42, dividends paid by subsidiaries to noncontrolling interests of $6, a net decrease in capital leases payable of $9 and cash used in discontinued operations of $73.

Other Items

In 2010, our cash position was negatively impacted by the exclusion of cash of $992 due to the deconsolidation of subsidiaries.

In 2009, our cash position was positively impacted by $50 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Euro and the British Pound against the U.S. Dollar.

Fair Value Measurements

The assets within our defined benefit pension plans are valued using fair value measurements. We primarily utilize observable (Level 1 and Level 2) inputs in determining the fair value of the assets. See note 17 to the accompanying audited consolidated financial statements for additional information.

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

Future Uses of Liquidity

Our cash requirements for the 12 months commencing January 1, 2011 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $60;

•	cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans of approximately $7; and

•	costs related to workforce reductions and real estate actions of approximately $1

Pension and post-retirement obligations

During 2010, we made cash contributions to our defined benefit pension plans of $10 and to our post-retirement benefit plans of $36. Assuming current funding rules and current plan design, estimated 2011 cash contributions to our defined benefit pension plans and our post-retirement and post-employment benefit plans are approximately $0 and $2, respectively. For further information, see “Application of Critical Accounting Policies and Estimates — Pension and Post-retirement Benefits”.

Future Sources of Liquidity

Available Support Facilities; Interim and Final Funding Settlement Agreements; APAC Agreement

We have established cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. See “Executive Overview — Creditor Protection Proceedings — EDC Support Facility” for further information.

The Canadian Debtors and the U.S. Debtors are parties to the IFSA and FCFSA. See “Executive Overview – Creditor Protection Proceedings – Interim and Final Funding and Settlement Agreement” for further information about the IFSA and FCFSA.

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

The following table provides information related to these types of bonds as of December 31:

	2010	2009
Bid and performance-related bonds (a)	$26	$83
Other bonds (b)	—	21

Total bid, performance-related and other bonds	$26	$104

(a)	Net of restricted cash and cash equivalent amounts of $5 and $26 as of December 31, 2010 and December 31, 2009, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $15 and $45 as of December 31, 2010 and December 31, 2009, respectively.

Application of Critical Accounting Policies and Estimates

Our accompanying audited consolidated financial statements are based on the selection and application of U.S. GAAP, which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: revenue recognition, income taxes and pension and post-retirement benefits.

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

The impact of the deferral of revenues on our liquidity is discussed in “Liquidity and Capital Resources —Operating Activities” above.

The following table summarizes our deferred revenue balances as of December 31:

	2010	2009	$ Change	% Change
Deferred revenue	$2	$209	$(207)	(99)
Advance billings	6	76	(70)	(92)

Total deferred revenue	$8	$285	$(277)	(97)

Total deferred revenue decreased by $277 in 2010 as a result of reductions related to reclassifications to gain (loss) on divestitures of $245, the net release of approximately $66 and the $12 impact of the deconsolidation of the U.S. Subsidiaries, partially offset by $47 reclassified from held for sale related to contracts ultimately retained. The general trends related to our consolidated revenues also contributed to the decrease. See “Results of Operations — Continuing Operations.” The release of deferred revenue to revenue is net of additional deferrals recorded during 2010.

Income Taxes

As of December 31, 2010, our deferred tax asset balance was $8,587, against which we have recorded a full valuation allowance, resulting in a net deferred tax asset of nil. At December 31, 2009, our net deferred tax asset was $13, which included a net deferred tax asset of $20 in Korea, offset by a deferred tax liability of $7 associated with NNL’s investment in LGN. The reduction of the net deferred tax asset of $13 was mainly due the sale of the Company’s interest in the LGN joint venture.

For the year ended December 31, 2010, our gross income tax valuation allowance increased to $8,587 compared to $4,908 as of December 31, 2009. In prior periods, the deferred tax asset and any associated valuation allowance relating to the outside basis was not accrued since it was not expected to reverse in the foreseeable future. Upon adopting the cost method of accounting for certain investments in subsidiaries that are no longer consolidated, the deferred tax asset and valuation allowance of $5,459 relating to the outside basis was recorded. The valuation allowance also increased by $286 from the tax effect of current period losses and other comprehensive losses and $282 of foreign currency translation. This was offset by $1,530 resulting from the deconsolidation of the U.S. Subsidiaries that at year end are accounted for using the cost method of accounting, $31 resulting from the sale of LGN, $123 relating to the liquidation of entities mainly in CALA, $558 relating to changes to estimated uncertain tax positions and $106 of prior year adjustments.

Our deferred tax assets are mainly comprised of net operating loss carryforwards, capital loss carryforwards, tax credit carryforwards, outside basis differences and deductible temporary differences, which are primarily available to reduce future income taxes payable in Canada. The realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. In June 2009, we concluded that the sale of our remaining businesses was the best path forward. As described in note 2 to the accompanying consolidated financial statements, we disposed of substantially all of our CDMA business and LTE Access assets to Ericsson, our Packet Core Assets to Hitachi, substantially all of the assets of our ES business to Avaya, substantially all of our assets of the Optical Networking and Carrier Ethernet businesses to Ciena, substantially all of our assets of our GSM/GSM-R business to Ericsson and Kapsch and substantially all of the assets of the CVAS business to GENBAND. We have entered into TSAs with the buyers of these businesses and are in the process of selling our remaining businesses and assets. Certain of these disposals have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. However, due to Nortel’s history of losses, the uncertainty concerning the forecasted income for 2010 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of any remaining transactions, Nortel believes that it is still appropriate to maintain a full valuation allowance in all jurisdictions.

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

Also, in connection with the settlement of the 2001-2005 APA, the IRS agreed to release all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008 and has agreed that NNI and its consolidated tax group is entitled to a federal net operating loss carryforward of $814 as of January 1, 2009, inclusive of the APA adjustments. In connection with this settlement, the IRS has stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,017, is reduced to a settlement payment of $37.5 in withholding taxes. NNI made the settlement payment of $37.5 on February 22, 2010.

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

Although we continue to apply the transfer pricing methodology that was requested in the previously withdrawn 2007-2010 APA to the 2006 through to the 2008 taxation years, the ultimate outcome is uncertain and the ultimate reallocation of losses cannot be determined at this time. Certain of the Nortel entities have expressed reservations about the proper application of Nortel’s transfer pricing methodologies. Other than in the U.S., there could be a further material shift in historical earnings between the above mentioned parties. If these matters are resolved unfavorably, they are unlikely to have a material effect on Nortel’s consolidated financial position, results of operations and/or cash flows.

Tax Contingencies

The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $16 as of December 31, 2010, of which $nil is included in liabilities subject to compromise.

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

Pension and Post-retirement Benefits

We maintain various retirement programs, one or more of which covers substantially all of our employees, which consist of defined benefit, defined contribution and investment plans. Substantially all of our Canadian employees participated in our defined contribution programs. Additionally, we sponsor traditional pension defined benefit programs that are closed to new entrants. Although these programs represent our major retirement programs in North America, we also have smaller pension plan arrangements in other countries. These plans include significant pension and post-retirement benefit obligations that are calculated based on actuarial valuations. Key assumptions are made at the annual measurement date in determining these obligations and related expenses, including expected rates of return on plan assets and discount rates.

Prior to December 31, 2010, we also provided post-retirement benefits and post-employment benefits; as noted below, the U.S. post-retirement benefits are deconsolidated from our results. As discussed above, the Canadian Debtors entered into the Settlement Agreement in relation to the Canadian post-retirement benefits and post-employment benefits. See “Executive Overview — Creditor Protection Proceedings — Settlement Agreement with Former and Disabled Canadian Employee Representatives”. As a result, we recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (ASC 715-60), which required a derecognition of the liability and deferred actuarial gains totaling $432 to earnings in reorganization items in the first quarter of 2010. For the year ended December 31, 2010, we have also recorded in earnings in reorganization items a charge of $443 representing our current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years’ benefits they will no longer receive due to the cessation of the plans. Benefit coverage by us in the Canadian post-retirement benefit plan and the Canadian long-term disability plan ceased on December 31, 2010; final payments will cease on or about February 28, 2011. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

As discussed above, the Canadian Debtors entered into the Settlement Agreement in relation to the Canadian Registered Pension Plans. See “Executive Overview - Creditor Protection Proceedings – Settlement Agreement with Former and Disabled Canadian Employee Representatives”. After the Canadian Registered Pension Plans were transferred to the Morneau Sobeco Limited Partnership (MLSP) on September 30, 2010, we continued to be the plan sponsor. In this capacity, we amended the plans to cease service accruals effective September 30, 2010. As a result of the amendments to cease future service accruals for the Canadian Pension Plans, on September 30, 2010, Nortel remeasured the Canadian Registered Pension Plans using assumptions consistent with a wind-up basis of accounting as this is Nortel’s best estimate of current assumptions and recorded the impacts of this remeasurement in the third quarter of 2010 in accordance with FASB ASC 715-30 “Defined Benefit Plans – Pension” (ASC 715-30). As a result of this remeasurement, Nortel changed its pension discount rate, a key assumption used in estimating pension benefit costs, for the Canadian Pension Plans. The weighted average pension discount rate decreased to 4.3% from 5.8% at December 31, 2009. In addition, as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement date. The effect of these adjustments and the related foreign currency translation adjustment was to a curtailment loss of $490 to the statement of operations in reorganization items, increase pension liabilities by $579 and accumulated other comprehensive loss by $89.

On January 17, 2011, the Ontario Superintendent issued a Notice of Intended Decision for each of the Canadian Pension Plans stating that the Ontario Superintendent intends to make an order that the Plans be wound up in full effective October 1, 2010. As this notification occurred subsequent to December 31, 2010, its impact will be reflected in Nortel’s 2011 results. In the first quarter of 2011, we will be required to remeasure the pension obligation as at October 1, 2010. With the effective wind-up date as of October 1, 2010, our liability is based on the pension liability as of that date and future changes to the liability will all be considered as of that measurement date. Beginning in 2011, the pension expense for the Canadian Plans will be limited to the amortization of the accumulated other comprehensive income. The final Canadian Plan settlement process has not been finalized and is subject to changes in applicable legislation.

On December 31, 2010, the Nortel Networks Supplementary Executive Retirement Plan (SERP) and Nortel Networks Limited Excess Plan (Excess), both unregistered defined benefit pension plans were terminated resulting in a gain of $201 which was recorded in reorganization items, representing the global liabilities for these two plans. A partially offsetting estimate of claims against NNL and each of the Canadian Debtors was recorded in the amount of $168 for the unfunded benefit liabilities of these two plans.

As a result of the deconsolidation of the U.S. Subsidiaries, pension and post-retirement obligations have been reduced by $93 and $225, respectively.

Assuming current funding rules and current plan design, estimated 2011 cash contributions to our defined benefit pension plans and our post-retirement benefit plans are approximately $0 and $2, respectively. Our 2011 cash contributions to these plans are significantly impacted as a result of the Creditor Protection Proceedings.

        For 2010, the expected rate of return on plan assets used to estimate pension expenses was 6.3% on a weighted average basis and 7% for 2009 on a weighted average basis. The discount rate used to estimate the net pension obligation for 2010 was 4.3% on a weighted average basis. The discount rate used to estimate the net pension expenses for 2010 on a weighted average basis was 5.5%. The discount rates used to estimate the net pension obligations and expenses for 2009 were 5.8% and 7.1%, respectively, on a weighted average basis.

The discount rate on a weighted average basis used to estimate the post-retirement benefit costs for 2010 was 6.0%. The discount rates used to estimate the post-retirement benefit obligations and costs for 2009 were 6.0% and 6.0%, respectively, on a weighted average basis.

In developing these assumptions, we evaluated, among other things, input from our actuaries and matched the plans’ expected benefit payments to spot rates of high quality corporate bond yield curves. As the Registered Pension Plans are measured on a windup basis, the discount rates used are those prescribed by the Canadian Institute of Actuaries. Significant changes in net periodic pension expense may occur in the future due to changes in our key assumptions including expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of our pension and post-retirement benefit expense to changes in these assumptions, assuming all other assumptions remain constant:

Change in Assumption	Effect on 2010 Pre-Tax Expense
Increase/(decrease)
1 percentage point increase in the expected return on assets	(24)
1 percentage point decrease in the expected return on assets	24
1 percentage point increase in discount rate	(140)
1 percentage point decrease in discount rate	81

As noted above, our 2011 pension expense will only include amortization of other comprehensive income, and the change in assumption only affects liability measurements. For the 2010 year-end measurement, the unfavorable impact of decreases in discount rates, lower than estimated asset returns and foreign currency impacts driven by the weakening of the U.S. Dollar against the Canadian Dollar more than offset decreased inflation rates, our contributions made to the plans and other accounting assumptions. The effect of the net actuarial loss adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss including foreign currency translation adjustment (before tax) by $95. The unfunded status of our defined benefit plans and post-retirement plans decreased to $1,490 as of December 31, 2010 from $1,583 as of December 31, 2009, primarily as a result of the deconsolidation of the U.S. Subsidiaries in 2010 which had an unfunded status of $93 as of September 30, 2010, the settlement of the Canadian post-retirement obligation and the SERP and Excess plans of $357 and $201, respectively, partially offset by the actuarial losses described above, curtailment in the Canadian registered pension plans of $473 and foreign exchange movements on the Canadian plans. This reduction in pension and post-retirement obligations is offset by an increase in liabilities subject to compromise to record the estimates of the claim amounts related to the terminated plans of $610.

Plan assets were primarily comprised of debt securities. After undertaking administrator responsibilities for the Canadian Registered Pension Plan assets, MSLP changed investment policies of the plan and divested substantially all equities and reinvested the proceeds primarily into government bonds. There were no NNC common shares held directly or through pooled funds in plan assets, as of December 31, 2010 and December 31, 2009. At December 31, 2010, we had net actuarial losses, before taxes, included in accumulated other comprehensive income/loss related to the defined benefit plans of $803. These actuarial losses could result in an increase to pension expense in future years depending on several factors, including whether such losses exceed the corridor in accordance with ASC 715-30, whether there is a change in the amortization period, and whether a plan is terminated or settled. Actuarial gains and losses included in accumulated other comprehensive loss in excess of the corridor are being recognized over an approximately 9 year period, which represents the weighted-average expected remaining service life of the active employee group. Actuarial gains and losses arise from several factors including experience and assumption changes in the obligations and from the difference between expected returns and actual returns on assets. During the second quarter, as a result of the EMEA Subsidiaries, being accounted for under the cost method of accounting as of May 31, 2010, accumulated other comprehensive income/loss was reduced by $967. During the fourth quarter, as a result of the U.S. Subsidiaries, being accounted for under the cost method of accounting as of October 1, 2010, accumulated other comprehensive income/loss was reduced by $26.

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, we remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the first quarter of 2010 in accordance with ASC 715-60. Curtailment gains of $439 and $6 were recorded to the statement of operations in Canada and the U.S. respectively. As a result of these remeasurements, we were required to adjust the liability for impact from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of these adjustments was to decrease post-retirement liabilities by $3 and accumulated other comprehensive loss (before tax) by $3. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $17 and accumulated other comprehensive loss (before tax) by $14.

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, we remeasured the post-retirement benefit obligation for the U.S. and recorded the impacts of this remeasurement in the second and third quarter of 2010 in accordance with ASC 715-60. A curtailment gain of $4 was recorded to the statement of operations in the U.S. in the second quarter of 2010. As a result of these remeasurements, we changed our post-retirement weighted average discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S from 5.9 at March 31, 2010 to 5.4% and then to 5.1% at June 30, 2010 and September 30, 2010, respectively. The effect of these remeasurements was to increase post-retirement liabilities by a cumulative $11 and accumulated other comprehensive loss (before tax) by a cumulative $15.

PBGC Termination of the U.S. Retirement Income Plan

On September 8, 2009, pursuant to an agreement between the PBGC and the retirement plan committee, the Retirement Income Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the plan. A settlement gain of

$86 was recorded in earnings in the third quarter of 2009 in reorganization items. In 2009, Nortel recorded a liability of $334 representing its best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the PBGC claims against NNI for the unfunded benefit liabilities of this plan. Under the U.S. Employee Retirement Income Securities Act of 1974 (ERISA), the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). During 2010, the $334 liability continued to be management’s best estimate of the expected allowed claim amount. As a result of the deconsolidation of the U.S. Subsidiaries, this amount has been reduced from Nortel’s liabilities subject to compromise.

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

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan has a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as of January 2009. In January 2010, the Pensions Regulator, purporting to act under The Pensions Act 2004 (U.K.) (U.K. Statute), issued a “warning notice” (Warning Notice) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable The Pensions Regulator to issue a financial support direction (FSD) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. In the Warning Notice, The Pensions Regulator identifies certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI as targets of a procedure before the determination panel of the Pensions Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court, which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. The Pension Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010 but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending. On August 5, 2010, a U.S. Magistrate Judge issued a report and recommendation that the order of the U.S. Court be affirmed, which remains pending before the U.S. Court. Notwithstanding the orders of the Canadian Court and the U.S. District Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the determinations panel of the Pension Regulator issued a determinations notice indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On July 23, 2010, certain Nortel entities filed an appeal of the determinations notice with the U.K. appeal tribunal, which is ongoing. As a result, as of the date hereof, no FSD has been issued. We are of the view that the determinations notice and any FSD are null and void given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 16 to the accompanying audited consolidated financial statements.

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

Recent Accounting Pronouncements

For detailed information regarding recent accounting pronouncements and the impact thereof on our financial statements, see note 1 to the accompanying audited consolidated financial statements.

Outstanding Share Data

As of February 25, 2011, we had 498,206,366 NNC common shares outstanding.

Environmental Matters

We are exposed to liabilities and compliance costs arising from our past generation, management and disposal of hazardous substances and wastes. As of December 31, 2010, the accruals on the consolidated balance sheet for environmental matters were $9. Based on information available as of December 31, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations, are not expected to have a material adverse effect on our business, results of operations, financial condition and liquidity.

We have remedial activities underway at five sites that are either currently or previously owned. An estimate of our anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to in the paragraph directly above.

For a discussion of environmental matters, see note 27 to the accompanying audited consolidated financial statements.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: stabilize the business and maximize the value of our businesses; obtain required approvals and successfully consummate pending and future divestitures; ability to satisfy transition services agreement obligations in connection with the divestiture of operations; successfully conclude ongoing discussions for the sale of our other assets or businesses; develop, obtain required approvals for, and implement a court-approved plan; allocation of the sale proceeds of our businesses among the various Nortel entities participating in these sales may take considerable time to resolve; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of our jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; continue to have cash management arrangements and obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; operate our business effectively under the new organizational structure, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the U.S. Principal Officer, and work effectively with the U.K. Administrators, French Administrator, French Liquidator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees; retain, or if necessary, replace suppliers on acceptable terms and avoid disruptions in our supply chain regarding our remaining businesses and stranded contracts; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be ascribed pursuant to any court-approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: fluctuations in foreign currency exchange rates; any requirement to make larger contributions to defined benefit plans in the future; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; a failure to protect our intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; and failure to maintain integrity of our information systems. For additional information with respect to certain of these and other factors, see the “Risk Factors” section of the 2010 Annual Report. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Nortel Networks Corporation:

We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in deficit and comprehensive income (loss) and cash flows for each of the years in the two year period ended December 31, 2010. These consolidated financial statements are the responsibility of Nortel Networks Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortel Networks Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company filed for creditors protection pursuant to the provisions of the Companies’ Creditors Arrangement Act for itself and certain other Canadian subsidiaries. In addition, the Company’s United States subsidiaries filed voluntary petitions seeking to reorganize under Chapter 11 of the United States bankruptcy code, and certain subsidiaries of Nortel in Europe, the Middle East and Africa made consequential filings in accordance with the bankruptcy provisions in these jurisdictions. These filings in the various bankruptcy jurisdictions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  KPMG LLP

Chartered Accountants, Licensed Public Accountants

Toronto, Canada

March 4, 2011

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Operations for the years ended December 31

(Millions of U.S. Dollars, except per share amounts)

	2010	2009
Revenues:
Products	$501	$3,131
Services	119	315

Total revenues	620	3,446

Cost of revenues:
Products	486	1,832
Services	46	94

Total cost of revenues	532	1,926

Gross profit	88	1,520

Selling, general and administrative expense	515	633
Research and development expense	107	703
Loss (gain) on sales and impairments of assets - net	3	—
Other operating expense (income) - net (note 7)	(281)	83

Operating earnings (loss)	(256)	101

Other income - net (note 7)	83	36
Interest expense (contractual interest expense for the years ended December 31, 2010 and 2009 was $314 and $312, respectively)
Long-term debt	(304)	(298)
Other	(2)	(1)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of associated companies and EMEA Subsidiaries	(479)	(162)
Reorganization items - net (note 6)	(3,595)	971

Earnings (loss) from continuing operations before income taxes, and equity in net loss of associated companies and EMEA Subsidiaries	(4,074)	809
Income tax benefit (expense)	40	(101)

Earnings (loss) from continuing operations before equity in net loss of associated companies and EMEA Subsidiaries	(4,034)	708
Equity in net loss of associated companies - net of tax	(1)	(3)
Equity in net loss of EMEA Subsidiaries (note 26)	(50)	(445)

Net earnings (loss) from continuing operations	(4,085)	260
Net earnings from discontinued operations - net of tax	24	245

Net earnings (loss)	(4,061)	505
Income attributable to noncontrolling interests	(14)	(17)

Net earnings (loss) attributable to Nortel Networks Corporation	$(4,075)	$488

Basic and diluted earnings (loss) per common share - continuing operations	$(8.22)	$0.49

Total basic earnings (loss) per common share	$(8.17)	$0.98

Total diluted earnings (loss) per common share	$(8.17)	$0.96

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Balance Sheets as of December 31

(Millions of U.S. Dollars, except share amounts)

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$807	$1,998
Short-term investments	—	18
Restricted cash and cash equivalents	158	92
Accounts receivable - net	194	625
Inventories - net	4	183
Deferred income taxes - net	—	24
Other current assets	154	348
Assets held for sale (note 8)	39	272
Assets of discontinued operations (note 5)	4	148

Total current assets	1,360	3,708

Restricted cash	3,061	1,928
Investments	—	117
Plant and equipment - net	30	688
Goodwill	—	9
Intangible assets - net	—	51
Deferred income taxes - net	—	10
Other assets	65	177

Total assets	$4,516	$6,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$319	$294
Payroll and benefit-related liabilities	42	128
Contractual liabilities	69	93
Restructuring liabilities	1	4
Other accrued liabilities (note 7)	55	660
Liabilities held for sale (note 8)	10	205
Liabilities of discontinued operations (note 5)	5	53

Total current liabilities	501	1,437

Long-term liabilities
Long-term debt	—	41
Investment in net liabilities of EMEA Subsidiaries (note 26)	—	534
Deferred income taxes - net	—	7
Other liabilities (note 7)	31	226

Total long-term liabilities	31	808

Liabilities subject to compromise (note 24)	10,440	7,358
Liabilities subject to compromise of discontinued operations	35	129

Total liabilities	11,007	9,732

Guarantees, commitments, contingencies and subsequent events (notes 2, 16, 18, 27 and 28 respectively)

SHAREHOLDERS’ DEFICIT
Common shares, without par value - Authorized shares: unlimited; Issued and outstanding shares:
498,206,366 for 2010 and 2009	35,604	35,604
Additional paid-in capital	3,597	3,623
Accumulated deficit	(45,951)	(41,876)
Accumulated other comprehensive loss	(362)	(1,124)

Total Nortel Networks Corporation shareholders’ deficit	(7,112)	(3,773)
Noncontrolling interests	621	729

Total shareholders’ deficit	(6,491)	(3,044)

Total liabilities and shareholders’ deficit	$4,516	$6,688

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Changes in Deficit and Comprehensive Income (Loss)

(Millions of U.S. Dollars)

	2010	2009
Common shares
Balance at the beginning of the year	$35,604	$35,593
Common shares issued related to the Global Class Action Settlement	—	10
Other	—	1

Balance at the end of the year	35,604	35,604

Additional paid-in capital
Balance at the beginning of the year	3,623	3,547
Global Class Action Settlement - net	—	(10)
Stock option compensation	—	44
Restricted stock units	—	34
Performance stock units	—	8
Other	(26)	—

Balance at the end of the year	3,597	3,623

Accumulated deficit
Balance at the beginning of the year	(41,876)	(42,362)
Net earnings (loss) attributable to Nortel Networks Corporation	(4,075)	488
Other	—	(2)

Balance at the end of the year	(45,951)	(41,876)

Accumulated other comprehensive income (loss)
Balance at the beginning of the year	(1,124)	(729)
Impact of EMEA Subsidiaries	61	3
Impact of deconsolidations	1,069	—
Impact of discontinued operations	46	—
Foreign currency translation adjustment	(106)	(170)
Unrealized gain (loss) on investments - net	(21)	5
Change in unamortized pension and post-retirement actuarial losses and prior service cost	(287)	(233)

Balance at the end of the year	(362)	(1,124)

Noncontrolling interests	621	729

Total shareholders’ deficit	$(6,491)	$(3,044)

Total comprehensive income (loss) for the year
Net earnings (loss)	$(4,061)	$505
Other comprehensive income (loss) - net of tax	762	(395)

Total comprehensive income (loss) for the year	$(3,299)	$110

Less: comprehensive income (loss) attributable to noncontrolling interests
Net loss	$(14)	$(17)
Foreign currency translation adjustment	8	16

Comprehensive income (loss) attributable to Nortel Networks Corporation	$(3,305)	$109

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Cash Flows for the years ended December 31

(Millions of U.S. Dollars)

	2010	2009
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Corporation	$(4,075)	$488
Net earnings from discontinued operations - net of tax	(24)	(245)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash from (used in) operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	75	167
Non-cash portion of cost reduction activities	—	18
Equity in net loss of associated companies - net of tax	1	3
Equity in net loss of EMEA Subsidiaries (note 26)	50	445
Share-based compensation expense	—	56
Deferred income taxes	(6)	7
Pension and other accruals	101	256
Gain on sales of businesses and impairments of assets - net	2	1
Income attributable to noncontrolling interests - net of tax	14	17
Reorganization items - non cash	3,434	(1,058)
Other - net	422	424
Change in operating assets and liabilities:	159	693

Net cash from (used in) operating activities - continuing operations	153	1,272
Net cash from (used in) operating activities - discontinued operations	(385)	(937)

Net cash from (used in) operating activities	(232)	335

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(9)	(31)
Proceeds on disposals of plant and equipment	203	96
Change in restricted cash and cash equivalents	(1,213)	(1,983)
Decrease in short and long-term investments	24	46
Acquisitions of investments and businesses - net of cash acquired	(3)	(2)
Proceeds from the sales of investments and businesses and assets - net	994	1,091

Net cash from (used in) investing activities - continuing operations	(4)	(783)
Net cash from (used in) investing activities - discontinued operations	211	889

Net cash from (used in) investing activities	207	106

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(19)	(6)
Increase in notes payable	—	1
Decrease in notes payable	(75)	(42)
Repayments of capital leases	(4)	(9)

Net cash used in financing activities - continuing operations	(98)	(56)
Net cash used in financing activities - discontinued operations	(77)	(73)

Net cash used in financing activities	(175)	(129)

Effect of foreign exchange rate changes on cash and cash equivalents	1	50
Reduction of cash and cash equivalents of deconsolidated companies	(992)	—

Net cash from (used in) continuing operations	(940)	483
Net cash from (used in) discontinued operations	(251)	(121)

Net increase (decrease) in cash and cash equivalents	(1,191)	362

Cash and cash equivalents at beginning of the year	1,998	2,397
Less cash and cash equivalents of EMEA Subsidiaries	—	(761)

Adjusted cash and cash equivalents at beginning of the year	1,998	1,636

Cash and cash equivalents at end of the year	807	1,998
Less cash and cash equivalents of discontinued operations at end of the year	—	(251)

Cash and cash equivalents of continuing operations at end of the year	$807	$1,747

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

Consolidated Financial Statements

The financial statements as of and for the year ended December 31, 2010 have been presented on a consolidated basis to include Nortel and all of its majority owned and controlled subsidiaries.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 “Reorganization” (“ASC 852”), which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings (as defined below) is applicable to Nortel, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with a reorganization from the ongoing operations of the business. For this reason, Nortel’s revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings must be reported separately as reorganization items in the statements of operations. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. Nortel adopted ASC 852 effective on January 14, 2009 and has segregated those items outlined above for all reporting periods subsequent to such date.

After consideration of the guidance available in ASC 810 “Consolidation” (“ASC 810”) and ASC 852, the financial statements as of and for the years ended December 31, 2010 and 2009 have been presented on the following basis with respect to Nortel subsidiaries:

•

the subsidiaries in Europe, the Middle East and Africa (“EMEA”), Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”), Nortel Networks (Ireland) Limited (“EMEA Debtors”) and their subsidiaries (collectively, “EMEA Subsidiaries”) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. subsidiaries and their subsidiaries (collectively, “U.S. Subsidiaries”) were consolidated to September 30, 2010 and have been accounted for under the cost method of accounting from October 1, 2010; and

•	other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied in 2008 and prior.

Based on Nortel’s review of the applicable accounting guidance, Nortel determined that it did not exercise all of the elements of control over the operating and financial policies of the EMEA Subsidiaries once the EMEA Debtors filed for creditor protection, although it continued to exercise significant influence over their operating and financial policies. As a result, in accordance with ASC 810, from the Petition Date to May 31, 2010, Nortel deconsolidated the EMEA Subsidiaries and instead accounted for its interests in them under the equity method in accordance with FASB ASC 323 “Investments - Equity Method and Joint Ventures” (ASC 323). On the Petition Date, the EMEA Subsidiaries were in a net liability position. As the carrying values of the EMEA Subsidiaries’ net liabilities were not considered to have differed materially from their estimated fair values and due to continuing involvement by Nortel and its consolidated subsidiaries with the EMEA Subsidiaries, including NNL’s guarantee of the U.K. pension liability, see note 16,

Nortel concluded that the initial carrying value of its investment in these consolidated financial statements should reflect the EMEA Subsidiaries’ net liabilities, and no gain or loss was recognized on deconsolidation.

Further, based on its review of the applicable accounting guidance, Nortel determined that it did not exercise all of the elements of control over the U.S. Subsidiaries as of October 1, 2010 due to the progression of the Creditor Protection Proceedings, nor did it exercise significant influence over their operating and financial policies. As a result, Nortel also deconsolidated the U.S. Subsidiaries and has accounted for its investment using the cost method of accounting as of October 1, 2010 on a prospective basis. As a result, the financial position and results of operations of the U.S. Subsidiaries are not reflected in its consolidated financial results after September 30, 2010. This change is largely based on Nortel’s work toward standalone debtor estates due to the diminishing interdependency between the estates primarily resulting from the sale of substantially all of its global businesses, the increased influence of and participation by the U.S. Principal Officer, as defined below, and the change in composition of the board of directors related to the U.S. Subsidiaries. The change in accounting resulted in a non-cash charge of $2,163 in the fourth quarter of 2010. The charge is primarily related to the recognition of intercompany liabilities between the Canadian estate and the U.S. estate, including the guarantee of a U.S. subsidiary’s debt as discussed in note 16.

Nortel continues to exercise control over its subsidiaries located in Canada, Central American and Latin American (“CALA”) and Asia (other than certain entities which are wholly-owned subsidiaries of the EMEA Subsidiaries or U.S. Subsidiaries, as defined above), and these financial statements are prepared on a consolidated basis with respect to those subsidiaries. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

As further described in note 2, beginning on the Petition Date Nortel and certain of its subsidiaries in Canada, U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France (collectively, “Creditor Protection Proceedings”).

Basis of Presentation and Going Concern Issues

The consolidated financial statements include all information and notes required by U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) in the preparation of annual consolidated financial statements. Although Nortel is headquartered in Canada, the consolidated financial statements are expressed in U.S. Dollars as the greater part of Nortel’s financial results and net assets are denominated in U.S. Dollars.

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

The consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; (d) as to operations, the effect of any future changes that may be made in Nortel’s business; or (e) as to divestiture proceeds held in escrow, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

The ongoing Creditor Protection Proceedings and the divestitures of Nortel’s businesses and assets, both completed and those that may arise in the future, raise substantial doubt as to whether Nortel will be able to continue as a going concern. The consolidated financial statements have been prepared using the same U.S. GAAP and the rules and regulations of the SEC as applied by Nortel prior to the Creditor Protection Proceedings, except as disclosed below and in notes 3 and 6. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the consolidated financial statements. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Liquidation of Subsidiaries

With the completed sales of substantially all of Nortel’s businesses, Nortel is focused on maximizing proceeds and cash flows with respect to remaining assets. This includes the winding up of Nortel’s remaining operations and subsidiaries globally, which may involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Events may impact when, and if, an entity is deemed to be in liquidation including local statutory requirements and court approvals. As such approvals and events occur, Nortel will evaluate whether a change in basis of accounting for such entities is appropriate, and in all such cases, Nortel will assess the carrying values of those entities’ assets when it appears likely applicable entities will be approved for liquidation. Generally, Nortel expects that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity prospectively on a cost investment basis. Nortel recorded a loss of $74 for the year ended December 31, 2010, related to the liquidation of seven entities, which are included in reorganization items.

Comparative Figures

Certain 2009 figures in the consolidated financial statements have been reclassified to conform to Nortel’s current presentation. See note 5.

2. Creditor protection proceedings

On January 14, 2009 (“Petition Date”), after extensive consideration of all other alternatives, with the unanimous authorization of the Nortel board of directors after thorough consultation with its advisors, certain Nortel entities, including NNC and NNL, initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (“CCAA”) (“CCAA Proceedings”), the U.S. under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) (“Chapter 11 Proceedings”), the United Kingdom (“U.K.”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”), and subsequently, Israel under the Israeli Companies Law 1999 (“Israeli Administration Proceedings”). On May 28, 2009, one of Nortel’s French subsidiaries, Nortel Networks SA (“NNSA”) was placed into secondary proceedings (“French Secondary Proceedings”). The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings, Israeli Administration Proceedings and French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”. On July 14, 2009, Nortel Networks (CALA) Inc. (“NNCI”), a U.S. based subsidiary with operations in the Caribbean and Latin America (“CALA”) region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware (“U.S. Court”) and became a party to the Chapter 11 Proceedings. Nortel initiated the Creditor Protection Proceedings with a consolidated cash balance, as of December 31, 2008, of approximately $2,400, in order to preserve its liquidity and fund operations during the process.

On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its businesses. To date, Nortel has completed divestitures of substantially all of its businesses including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd., to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components (“Packet Core Assets”) to Hitachi, Ltd. (“Hitachi”); (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd. (“Radware”); (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corporation (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); and (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson. In addition, Nortel has completed a court-approved bidding process and has received court approvals in the U.S. and Canada for the planned divestiture of substantially all of the assets of its global Multi Service Switch (MSS) business to Ericsson. Further on, December 1, 2010, Nortel announced that Guangdong-Nortel Telecommunications Equipment Co. Ltd. (“GDNT”), a Chinese joint venture between NNL, Nortel Networks (China) Limited (“Nortel China”) and certain third parties, has entered into an asset sale agreement with Ericsson (China) Communications Company Ltd. (“Ericsson China”) for the sale of substantially all of the assets of GDNT.

Since determining in June 2009 that selling its businesses was the best path forward, approximately $3,159 in net proceeds have been generated through the completed sales of substantially all of Nortel’s businesses. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (“NBS”) was established in 2009 to provide global transitional services to purchasers of Nortel’s businesses, in fulfillment of contractual obligations under transition services agreements (“TSAs”) entered into in connection with the sales of

Nortel’s businesses and assets. These services include maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology (“IT”), research and development (“R&D”), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of up to 24 months from the closing of the sales. NBS is also focused on maximizing the recovery of Nortel’s remaining accounts receivable, inventory and real estate assets, independent of the TSAs.

A core corporate group (“Corporate Group”) was also established in 2009 and continues to be focused on a number of key actions, including the sale of remaining businesses and assets. The Corporate Group is also responsible for ongoing restructuring matters, including the creditor claims process, planning toward conclusion of the Creditor Protection Proceedings and any distributions to creditors. The Corporate Group also continues to provide administrative and management support to Nortel’s consolidated affiliates around the world while completing the orderly wind down of those remaining operations.

With the sale of substantially all of Nortel businesses, the interdependency between the debtor estates has diminished and is expected to continue to diminish, and thus the estates are working to finalize separation of various corporate functions to allow each estate to become standalone. Extensive analysis and actions have been performed to segregate most of these functions such that the Canadian Debtors and the U.S. Debtors can operate independently of one another.

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

CCAA Proceedings

On the Petition Date, Nortel, NNL and certain other Canadian subsidiaries (“the Canadian Debtors”) obtained an initial order (“Initial Order”) from the Ontario Superior Court of Justice (“Canadian Court”) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to June 30, 2011 and is subject to further extension by the Canadian Court (“CCAA Proceedings”). There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

Under the terms of the Initial Order, Ernst & Young Inc. was named as the court-appointed monitor under the CCAA Proceedings (“Canadian Monitor”). The Canadian Monitor has reported and will continue to report to the Canadian Court from time to time on the Canadian Debtors’ financial and operational position and any other matters that may be relevant to the CCAA Proceedings. In addition, the Canadian Monitor may advise and, to the extent required, assist the Canadian Debtors on matters relating to the Creditor Protection Proceedings. On August 14, 2009, the Canadian Court approved an order that permits the Canadian Monitor to take on an enhanced role with respect to the oversight of the business, sales processes, claims processes and other restructuring activities under the CCAA Proceedings. On May 27, 2009 and July 22, 2009, representative counsel was appointed on behalf of the former employees of the Canadian Debtors and on behalf of the continuing employees of the Canadian Debtors, respectively (“Representative Counsel”). Nortel management and the Canadian Monitor meet regularly with Representative Counsel and creditor groups to provide status updates and share information with them that has been shared with the representatives of other major stakeholders.

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until June 30, 2011, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the United States Bankruptcy Court for the District of Delaware (“U.S. Court”) as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings (as defined below) and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court has also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including the following current charges: a charge in favor of the Canadian Monitor, its counsel and counsel to the Canadian Debtors as security for payment of certain professional fees and disbursements; a charge in favor of NNI as security for excess payment by NNI of certain corporate overhead and R&D services provided by NNL to the U.S. Debtors; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such role, as further described below; an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; (iii) NNL for any amounts advanced by NNL to Nortel Networks Technology Corporation (“NNTC”) following the Petition Date; and (iv) Nortel Networks UK Limited (“NNUK”) for certain payments due by NNL to NNUK out of the allocation of sale proceeds NNL actually receives from future material asset sales, subject to certain conditions. The Canadian Court also approved an additional charge against all of the property of the Canadian Debtors to secure payment of the amounts that have been determined to be payable to participants under the Special Incentive Plan (as defined below). A further charge has been granted in favor of certain former employees and long term disability employees who are beneficiaries under the Settlement Agreement (as defined below) against all of the property of the Canadian Debtors to secure payment of the medical, dental, income, termination and pension payments agreed to be paid by the Canadian Debtors under the Settlement Agreement.

Chapter 11 Proceedings

Also on the Petition Date, Nortel Networks Inc. (“NNI”), Nortel Networks Capital Corporation (“NNCC”) and certain other of Nortel’s U.S. subsidiaries (“the U.S. Debtors”), other than Nortel Networks (CALA) Inc. (“NNCI”), filed voluntary petitions under Chapter 11 with the U.S. Court (“Chapter 11 Proceedings”). The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system, including approval of a revolving loan agreement between NNI as lender and NNL as borrower with an initial advance to NNL of $75, to support NNL’s ongoing working capital and general corporate funding requirements; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings, although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration, for procedural purposes only, of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Pension Benefit Guaranty Corporation (“PBGC”) and Law Debenture Trust Company of New York (“U.S. Creditors’ Committee”). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of Nortel’s publicly traded debt has organized (“Bondholder Group”). Nortel’s management and the Canadian Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings, and the Debtors’ ability to operate.

On December 8, 2009, Nortel announced that NNI had entered into an agreement with John Ray for his appointment as principal officer of each of the U.S. Debtors (“U.S. Principal Officer”) and to work with Nortel management, the Canadian Monitor, the U.K. Administrators and various retained advisors, in providing oversight of the conduct of the businesses of the U.S. Debtors in relation to various matters in connection with the Chapter 11 Proceedings. This appointment was approved by the U.S. Court on January 6, 2010.

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

Administration Proceedings

Also on the Petition Date, the EMEA Debtors made consequential filings and each obtained an administration order from the High Court of England and Wales (“English Court”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”). The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (“EC”) No 1346/2000 on Insolvency Proceedings (“EC Regulation”) and on the basis that each EMEA Debtor’s center of main interests was in England. The U.K. Administration Proceedings currently extend to January 13, 2012, subject to further extension. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, “U.K. Administrators”) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of Nortel’s operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey.

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

Significant Business and Other Divestitures

CDMA and LTE Access Assets

On November 13, 2009, Nortel announced that following satisfaction of all closing conditions, it, NNL, and certain of its other subsidiaries, including NNI had completed the sale of substantially all of the assets of its CDMA and LTE Access assets for $1,130, subject to certain post closing purchase price adjustments. In connection with this transaction and included in the net gain realized for accounting purposes, NNL and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to Nokia Siemens Networks B.V.

The related CDMA business and LTE Access financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $1,192 for this divestiture as adjusted in 2010.

Packet Core Assets

On December 8, 2009, Nortel announced that following satisfaction of all closing conditions, its principal operating subsidiary, NNL, and NNI had completed the sale of Nortel’s Packet Core Assets for $10. Nortel recognized a gain on disposal of $8 in the year ended December 31, 2009. The related Packet Core Assets financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Enterprise Solutions Business

On December 18, 2009, Nortel announced that it, NNL, and certain of Nortel’s other subsidiaries, including NNI and NNUK, had completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. for a purchase price of $900 in cash, subject to certain post closing purchase price adjustments, with an additional pool of $15 reserved for an employee retention program. The sale of certain ES assets held by Israeli subsidiaries was subsequently approved by the Israeli Court on December 21, 2009. All other closing conditions had been satisfied as of December 18, 2009.

The related ES business and NGS financial results of operations have been classified as discontinued operations for all periods presented as they met the definition of a component of an entity as required under U.S. GAAP. See note 5. Nortel recognized a gain on disposal of $750 as adjusted in 2010.

Optical Networking and Carrier Ethernet Businesses

On March 19, 2010, Nortel announced that it, NNL, and certain of its subsidiaries, including NNI and NNUK, had completed the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena and that Ciena had elected, as permitted by the terms of the sale, to replace the $239 principal amount of convertible notes with cash consideration of $244, and thus pay an all cash purchase price of approximately $774. The purchase price was reduced at closing for a working capital adjustment of approximately $62. The purchase price has been finalized and the sales proceeds were subject to a further working capital downward adjustment of $19 in the second quarter of 2010. In conjunction with the sale of its Ottawa Carling Campus, Nortel was required to exercise its early termination rights on the facility lease with Ciena and was required to pay Ciena $33.5 at closing. See discussion below on Sale of Ottawa Carling Campus for further information.

The related Optical Networking and Carrier Ethernet businesses assets and liabilities were classified as held for sale beginning in the fourth quarter of 2009. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the Optical Networking and Carrier Ethernet businesses assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. The related Optical Networking and Carrier Ethernet businesses’ financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $538 in the year ended December 31, 2010.

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

The related GSM/GSM-R business assets and liabilities were classified as held for sale beginning in the fourth quarter of 2009. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the GSM/GSM-R business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. The related GSM/GSM-R business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $113 in year ended December 31, 2010.

CVAS Business

On May 28, 2010, Nortel announced that it had completed the sale of substantially all of its assets of the CVAS business globally to GENBAND for a purchase price of $282, subject to balance sheet and other adjustments estimated at the time at approximately $100, resulting in estimated net proceeds of approximately $182. The purchase price with respect to the sale to GENBAND is also subject to a further working capital adjustment pending finalization between the parties, Subsequent to closing, a dispute has arisen between the parties over the interpretation of a term in the asset sale agreement regarding the final purchase price payable to Nortel. Under Nortel’s interpretation, the final purchase price would be approximately $182 whereas under GENBAND’s interpretation the final purchase price would be reduced to approximately $143. This matter is currently pending in the Canadian Court and U.S. Court, and other U.S. and Canadian courts.

The related CVAS business assets and liabilities were classified as held for sale beginning in the first quarter of 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the CVAS business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets to held for sale. The related CVAS business financial results of operations have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $199 in the year ended December 31, 2010.

LGN Joint Venture

On June 29, 2010, Nortel announced it had completed the sale of its 50% plus 1 share interest in LGN to Ericsson for a purchase price of $242 in cash, subject to certain purchase price adjustments. The purchase price has been finalized. The related financial results of operations of LGN have been classified as discontinued operations for all periods presented beginning in the second quarter of 2010 as they met the definition of a component of an entity as required under U.S. GAAP. Nortel recognized a gain on disposal of $53 in the year ended December 31, 2010. See note 5.

MSS Business

On September 24, 2010, Nortel, NNL, and certain of Nortel’s other subsidiaries, including NNI and NNUK,, entered into an agreement for the sale to Ericsson of substantially all of its North American, CALA and Asian MSS business, and an asset sale agreement for the sale of substantially all of the assets of the EMEA portion of its MSS business for a purchase price of $65 in cash. The agreements are subject to certain working capital and other purchase price adjustments. The agreements also include the planned sale of the associated Data Packet Network and Services Edge Router (Shasta) product groups. They also include certain intellectual property related to the MSS business. The sale was approved by the U.S. and Canadian courts on September 30, 2010. The sale is subject to approvals by certain court appointed administrators in EMEA, as well as regulatory approvals and other customary closing conditions. In some EMEA jurisdictions, this transaction is also subject to compliance with information and consultation obligations with employee representatives prior to finalization of the terms of the sale. The parties are targeting to close the sale in the first quarter of 2011.

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

GDNT Joint Venture

On December 1, 2010, Nortel announced that GDNT, Nortel China and certain third parties entered into an asset sale agreement with Ericsson China for the sale of substantially all of the assets of GDNT for a purchase price of approximately $50 in cash, subject to certain purchase price adjustments. NNL and Nortel China together own 62% of GDNT. The agreement is subject to regulatory approval and other conditions.

The related GDNT business assets and liabilities were classified as held for sale beginning in the fourth quarter of 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the GDNT business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets as held for sale. The related financial results of operations of the GDNT business have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Purchase Price Adjustments

With respect to the divestitures discussed above, Nortel’s sale agreements generally provide for post-closing adjustments to the stated purchase price based on the actual value of certain assets and liabilities as of the closing date relative to an estimate of those amounts at closing. Adjustments may be made for, among other things:

(i) changes in net working capital; (ii) changes in amounts to be paid in respect of transferred employees, including such items as accrued compensation and vacation days, retirement benefits and severance amounts; and (iii) changes in amounts related to assets being transferred outside the United States, including purchase price reductions for assets in EMEA that are unable to be transferred due to further creditor protection proceedings and fixed purchase price reductions for assets transferred in China and India. In addition, some asset sale agreements include additional purchase price adjustments that depend on variations between estimated and actual inventory, net debt, standard margin and deferred profits of the businesses sold, under U.S. GAAP. None of these adjustments have materially changed, or are currently expected to materially change, the purchase price associated with the divestitures discussed above, other than as noted above. Nortel has finalized the purchase price with respect to the sale of its CDMA business and LTE Access assets, Optical Networking and Carrier Ethernet businesses, GSM business sold to Ericsson, and NNL’s interest in LGN. In addition, purchase price adjustments in relation to transactions solely involving the EMEA Subsidiaries that occurred subsequent to May 31, 2010 have not been reflected in these financial statements.

Transition Services Agreements

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

In connection with the planned sale of substantially all of its MSS business, subject to completion of the divestiture, at closing, Nortel expects to enter into a TSA with Ericsson pursuant to which it would agree to provide certain transition services commencing at the closing of the transaction and continuing through no later than June 30, 2011.

In connection with the planned sale of substantially all of the assets of GDNT, subject to completion of the divestiture, at closing, Nortel expects to enter into a TSA with Ericsson pursuant to which it would agree to provide certain transition services commencing at the closing of the transaction and continuing through no later than June 30, 2011.

Sale of Ottawa Carling Campus

On December 17, 2010, Nortel announced that its principal operating subsidiary NNL and NNTC completed the sale of its Ottawa Carling Campus to Public Works and Government Services Canada (PWGSC), for a cash purchase price of CAD$208.

The sale agreement provides for Nortel to continue to occupy parts of the Ottawa Carling Campus for varying periods of time to facilitate its continuing work on its global restructuring including work under the TSAs with the various buyers of its sold businesses. All other existing leases were assumed by PWGSC, including leases with buyers of its sold businesses. With respect to the lease with Ciena, the purchaser of the Optical Networking and Carrier Ethernet business, Nortel was directed by PWGSC under the sale agreement to exercise, on closing, its early termination rights under the lease, shortening the lease from 10 years to 5 years. This resulted, pursuant to the lease with Ciena, in the repayment to Ciena of $33.5 from the escrowed proceeds from the business divestiture and thus a reduction on the related gain on sale.

The sale agreement further provided that at closing title would be delivered free and clear of all encumbrances, including the charge in favor of NNI with respect to an intercompany loan agreement, under which $75 plus accrued interest was outstanding and due on December 31, 2010. NNL repaid this outstanding amount with the proceeds from the sale of the Ottawa Carling Campus prior to December 31, 2010.

Divestiture Proceeds Received

As of December 31, 2010, of the approximately $3,159 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,147 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$631 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of Nortel’s North American GSM business;

(g)	$21 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

(h)	$160 from the sale of substantially all of Nortel’s CVAS business;

(i)	$234 from the sale of Nortel’s 50% plus one share interest in LGN; and

(j)	$4 from the sale of various Nortel business assets.

Of the $3,147 in proceeds received from divestitures as of December 31, 2010, $2,832 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

At various times during the second half of 2009 and the first quarter of 2010, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators, with the involvement of the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee and the Bondholder Group engaged in negotiations regarding the scope and terms of a proposed protocol for resolving disputes concerning the allocation of such sale proceeds (“Allocation Protocol”), as required by the terms of the IFSA. However, it became apparent that the parties had differing views concerning the allocation of the sale proceeds, inter-company claims and the scope of the Allocation Protocol. In order to address this impasse, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators agreed to temporarily suspend negotiations on the Allocation Protocol and instead focussed on a process to facilitate a comprehensive settlement to resolve all material outstanding inter-estate matters, including the allocation of the sale proceeds and the settlement of inter-company claims. To this end, the parties met on several occasions to outline, on a confidential and without prejudice basis, their respective allocation methodologies and potential inter-company claims that may be asserted.

As a result of these meetings and the complexity of the issues that were raised, the Canadian Debtors, the U.S. Debtors, the EMEA Debtors, the U.K. Administrators, the Canadian Monitor the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group and certain other interested parties (the “Mediation Parties”) agreed that these inter-estate negotiations would be aided by the appointment of a neutral mediator to review and mediate the issues. The parties selected Layn R. Phillips, a former U.S. federal district court judge and experienced commercial mediator, to serve as mediator and review the positions and viewpoints of the various parties on allocation and unresolved inter-estate matters. A confidential, non-binding mediation was held in November 2010. The mediation session did not result in the resolution of the issues presented.

The Mediation Parties have continued to engage in discussions regarding the resumption of mediation and another confidential, non-binding mediation has been scheduled in April 2011. However, no assurances can be given as to whether this mediation process will be resumed and, if so resumed, the timing or outcome of such mediation process. Delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and such delays would result in a corresponding delay in the timing of distributions to holders of validated claims against the various estates.

As of December 31, 2010, a further $129 in the aggregate was expected to be received in connection with the divestitures of substantially all of Nortel’s CDMA business and LTE Access assets, ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, substantially all of the assets of Nortel’s global GSM/GSM-R and CVAS businesses, subject to the satisfaction of various conditions including performance obligations under the TSAs. Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Subsequent to December 31, 2010, Nortel’s escrow agent has received $3 of the $129.

Business Operations

During the Creditor Protection Proceedings, and until the completion of the sales of its businesses or a decision to cease operations in certain countries is made, the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation while continuing to focus on the sale of remaining businesses and assets. Engagement with remaining customers continue in an effort to maintain delivery of products and services, minimize interruptions as a result of the Creditor Protection Proceedings and the divestiture efforts and resolve any interruptions in a timely manner. At the beginning of the proceedings, Nortel established a senior procurement team, along with appropriate advisors, to address supplier issues and concerns as they arose to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. With regard to businesses not yet sold and stranded contracts that have not been assumed by purchasers of the businesses, this procedure continues to function effectively and any supply chain issues are being dealt with on a timely basis.

Contracts

Under the U.S. Bankruptcy Code, the U.S. Debtors may assume, assume and assign, or reject certain executory contracts including unexpired leases, subject to the approval of the U.S. Court and certain other conditions. Pursuant to the Initial Order of the Canadian Court (“Initial Order”), the Canadian Debtors are permitted to repudiate any arrangement or agreement, including real property leases. Any reference to any such agreements or instruments and to termination rights or a quantification of Nortel’s obligations under any such agreements or instruments is qualified by any overriding rejection, repudiation or other rights the Debtors may have as a result of or in connection with the Creditor Protection Proceedings. The administration orders granted by the English Court do not give any similar unilateral rights to the U.K. Administrators. The U.K. Administrators and, in the case of NNSA, the French Administrator and the French Liquidator decide in each case whether an EMEA Debtor should continue to perform under an existing contract on the basis of whether it is in the interests of that administration to do so. Claims may arise as a result of a Debtor rejecting, repudiating or no longer continuing to perform under any contract or arrangement, which claims would usually be unsecured. Since the Petition Date, the Debtors have assumed and rejected or repudiated various contracts, including real property leases and commercial agreements. The Debtors will continue to review other contracts throughout the Creditor Protection Proceedings.

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

On July 30, 2009, the Canadian Court approved a claims process in Canada in connection with the CCAA Proceedings. Pursuant to this claims process, subject to certain exceptions, proofs of claim for claims arising prior to the Petition Date had to be received by the Canadian Monitor by no later than September 30, 2009. This claims bar date does not apply to certain claims, including inter-company claims as between the Canadian Debtors or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proofs of claim for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to, or must be, received by the Canadian Monitor by the later of September 30, 2009 or 30 days after a proof of claim package has been sent by the Canadian Monitor to the person in respect of such claim. On September 16, 2010, the Canadian Court approved a methodology for the review and determination of claims filed against the Canadian Debtors. Also on September 16, 2010, the Canadian Court and U.S. Court approved a cross-border claims protocol to address the level of cooperation and consultation on issues between the Canadian Debtors and the U.S. Debtors with respect to overlapping and same-creditor’s claims between the two debtor estates. The U.K. Administrators commenced an informal creditor claim submission and evaluation process in July 2010. Creditors will also have the opportunity to take part in a formal claims admission and proving process in accordance with English insolvency law provisions in due course.

On January 14, 2011, the Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors. The claims process implements a ‘call for claims’ that requires the EMEA Debtors to file their claims by March 18, 2011, and establishes a process for the proving and resolution of such claims so that this category of claims also moves forward through the claims process. The Canadian Debtors are also working toward the establishment of claims processes for other large categories of claims that were excluded in prior court-approved processes. These claims processes are meant to resolve claims in an orderly fashion and to avoid future delays in the administration of the Canadian estate and in determining claims for voting and distribution purposes.

The consolidated financial statements for the year ended December 31, 2010 generally do not include the outcome of any current or future claims relating to the Creditor Protection Proceedings, other than as described in this report. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and have commenced the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 24 for additional information about claims.

Avoidance Actions

As of January 14, 2011, the U.S. Debtors had filed approximately 126 actions in the U.S. Court (“Avoidance Actions”) pursuant to Chapter 5 of the U.S. Bankruptcy Code and sent approximately 377 demand letters (“Demand Letters”) seeking to recover “preferential transfer” payments the U.S. Debtors made to certain transferees during the 90 days prior to the commencement of the Chapter 11 Proceedings. The U.S. Debtors cannot predict their aggregate recovery from the Avoidance Actions and the Demand Letters.

Interim and Final Funding and Settlement Agreements

Historically, Nortel has deployed its cash through a variety of intercompany borrowing and transfer pricing arrangements to allow it to operate on a global basis and to allocate profits, losses and certain costs among the corporate group. In particular, the Canadian Debtors allocated profits, losses and certain costs, among the corporate group through transfer pricing agreement payments (“TPA Payments”). Other than one $30 payment made by NNI to NNL in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an Interim Funding and Settlement Agreement (“IFSA”) dated June 9, 2009 under which NNI paid $157 to NNL, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. A portion of this funding may be repayable by NNL to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009.

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

APAC Debt Restructuring Agreement

To enable certain Nortel subsidiaries (“APAC Agreement Subsidiaries”) in the Asia Pacific (“APAC”) region to continue their respective business operations and to facilitate any potential divestitures, the Debtors (other than the Israeli Debtors) entered into an Asia Restructuring Agreement (“APAC Agreement”). Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the APAC Agreement Subsidiaries’ net intercompany debt outstanding as of the Petition Date (“Pre-Petition Intercompany Debt”) to the Debtors (other than the Israeli Debtors). A further portion of the Pre-Petition Intercompany Debt will be repayable from time to time only to the extent of such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada; however, implementation of the APAC Agreement for certain parties in other jurisdictions remains subject to receipt of outstanding regulatory approvals. As a consequence, certain amounts of intercompany receivables due to certain APAC Agreement Subsidiaries in the APAC region as of the Petition Date became impaired.

Export Development Canada Support Facility

Effective January 14, 2009, NNL entered into an agreement with Export Development Canada (EDC) (Short-Term Support Agreement) to permit continued access by NNL to the EDC support facility (EDC Support Facility), for post-filing support of up to $30. The EDC Support Facility provided for the issuance of support in the form of guarantee bonds or guarantee type documents issued to financial institutions that issue letters of credit or guarantee, performance or surety bonds, or other instruments in support of Nortel’s contract performance. The Short-Term Support Agreement expired without further extension on December 18, 2009. As of December 31, 2010, there is no outstanding post-Petition Date support utilized under the EDC Support Facility. As of December 31, 2010, there was $32 outstanding related to pre- Petition Date support utilized under the EDC Support Facility.

Other Contracts and Debt Instruments

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures, the EDC Support Facility and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to June 30, 2011. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings. The Israeli Administration Proceedings also provide for a stay which remains in effect during the pendency of such proceedings.

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

Nortel and Flextronics entered into an agreement dated November 20, 2009, which was approved by the U.S. and Canadian courts on December 2, 2009, that, among other things, provides a mechanism for the transfer of Nortel’s supply relationship to purchasers of Nortel’s other businesses or assets. In addition, this agreement resolves certain receivable amounts from and payable amounts due to Flextronics. See note 6.

Since the Petition Date, Nortel has periodically entered into agreements with other suppliers to address issues and concerns as they arise in order to ensure ongoing supply of goods and services and minimize any disruption in its global supply chain. In certain circumstances some of these agreements include advance deposit or escrow obligations, or purchase commitments in order to mitigate the risk associated with supplying us during the pendency of the Creditor Protection Proceedings.

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

Workforce Reductions; Employee Compensation Program Changes

Nortel has taken and expects to take further, ongoing workforce and other cost reduction actions as it works through the Creditor Protection Proceedings. On the Petition Date, Nortel employed approximately 30,300 employees globally. Through the sales of its businesses and cost reduction activities, including the 5,000 net reductions announced on February 25, 2009, Nortel’s workforce was approximately 740 employees as of December 31, 2010 which workforce number does not include approximately 555 employees in the U.S. and 195 employees in EMEA due to the deconsolidation of entities in those jurisdictions and 50 employees in Asia employed by either U.S. Subsidiary or EMEA Subsidiary. Given the Creditor Protection Proceedings, Nortel has discontinued all remaining activities under its previously announced restructuring plans as of the Petition Date. See note 11 for further information.

Nortel continued the Nortel Networks Limited Annual Incentive Plan (“Incentive Plan”) in 2010 for all eligible employees. The Incentive Plan permits quarterly award determinations and payouts for the business units and semi-annual award determinations and semi-annual or annual payouts for the Corporate Group and NBS.

Where required, Nortel has obtained court approvals for retention and incentive compensation plans for certain key eligible employees deemed essential to the business during the Creditor Protection Proceedings.

In March 2009, Nortel obtained U.S. Court and Canadian Court approvals for a key employee incentive and retention program for employees in North America, CALA and Asia. The program consisted of the Nortel Networks Corporation Key Executive

Incentive Plan and the Nortel Networks Corporation Key Employee Retention Plan.

On March 4, 2010, Nortel obtained U.S. Court approval and on March 8, 2010 Nortel obtained Canadian Court approval for the Nortel Special Incentive Plan (“NSIP”), which is designed to retain personnel at all levels of Corporate Group and NBS critical to complete Nortel’s remaining work. The NSIP was developed in consultation with independent expert advisors taking into account the availability of more stable and competitive employment opportunities available to these employees elsewhere. The NSIP was supported by the Canadian Monitor, U.S. Creditors’ Committee and the Bondholders Group. Representative Counsel to former Canadian employees was also advised of the NSIP prior to its approval by the Canadian Court and U.S. Court.

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (“2005 SIP”), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (“1986 Plan”) and the Nortel Networks Corporation 2000 Stock Option Plan (“2000 Plan”) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”), whether vested or unvested. Nortel sought this approval given the decreased value of Nortel Networks common shares (“NNC common shares”) and the administrative and associated costs of maintaining the plans to Nortel as well as the plan participants. See note 23 for additional information about Nortel’s share-based compensation plans.

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

The Settlement Agreement provided that Nortel would continue to administer the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan and the Nortel Networks Negotiated Pension Plan (collectively, the Canadian Plans and individually, a Canadian Plan) until September 30, 2010, at which time these Canadian Plans were transitioned, in accordance with the Ontario Pension Benefits Act, to Morneau Sobeco Limited Partnership, a replacement administrator appointed by the Ontario Superintendent of Financial Services (Ontario Superintendent). Nortel, as well as the Canadian Monitor, took all reasonable steps to complete the transfer of the administration of the Canadian Plans to the new administrator. Nortel continued to fund these Canadian Plans consistent with the current service and special payments Nortel had been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter continued to make current service payments until September 30, 2010. On January 17, 2011, the Ontario Superintendent issued a Notice of Intended Decision stating that he intends to order the wind up of the Canadian Plans effective October 1, 2010.

For the remainder of 2010, Nortel continued to pay medical and dental benefits to Nortel pensioners and survivors and Nortel LTD beneficiaries in accordance with the current benefit plan terms and conditions. Life insurance benefits continued unchanged until December 31, 2010 and continued to be funded consistent with 2009 funding. Further, Nortel paid income benefits to the LTD beneficiaries and to those receiving survivor income benefits and survivor transition benefits through December 31, 2010. The employment of the LTD beneficiaries terminated on December 31, 2010. Under the Settlement Agreement, the parties agreed to work toward a court-approved distribution, in 2011, of the assets of Nortel’s Health and Welfare Trust, the vehicle through which Nortel generally has historically funded these benefits, with the exception of the income benefits described above, which Nortel paid directly.

On November 9, 2010, the Canadian Court approved the Canadian Monitor’s motion regarding a proposed allocation methodology with respect to the funds held in the Health and Welfare Trust for distribution to beneficiaries of the trust. Leave to appeal that order, which was sought by a group of 39 LTD beneficiaries, was denied by the Ontario Court of Appeal on January 7, 2011. On December 15, 2010, the Canadian Court approved an order for an interim distribution out of the Health and Welfare Trust and an interim distribution of approximately CAD$3.1 was made on January 31, 2011.

The Settlement Agreement also provides that Nortel establish a fund of CAD$4.2 for termination payments of up to CAD$0.003 per employee to be made to eligible terminated employees as an advance against their claims under the CCAA Proceedings, of which approximately CAD$3.3 has been paid.

A charge in the maximum amount of CAD$57 against the Canadian Debtors’ assets has been established as security in support of the payments to be made by Nortel under the Settlement Agreement, which amount has been and will be reduced by the amount of payments made. The Settlement Agreement also sets out the relative priority for claims to be made in respect of the deficiency in the Canadian Pension Plans and Nortel’s Health and Welfare Trust. Under the Settlement Agreement, these claims will rank as ordinary unsecured claims in the CCAA Proceedings.

See note 13 for further information on Nortel’s pension and employee benefits plans.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors that are included in the consolidated financial statements and for the years ended December 31, 2010 and 2009. The financial position and results of operations of the U.S. Debtors have been included in the condensed combined financial statements for the periods presented, consistent with the basis of accounting reflected in the annual consolidated financial statements. Refer to Note 1 for additional information. The condensed combined statements of operations exclude the Canadian Debtors’ and U.S. Debtors’ interests in the results of operations of non-Debtor subsidiaries.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the Debtors’ financial statements.

Contractual Interest Expense on Outstanding Long-Term Debt

During the years ended December 31, 2010 and 2009, Nortel has continued to accrue for interest expense of $301 and $282, respectively in its normal course of operations related to debt issued by NNC and NNL in Canada based on the expectation that it will be a permitted claim under the Creditor Protection Proceedings. However, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized and, as a result interest payable on debt issued by the U.S. Debtors, including NNI, was not accrued prior to deconsolidation of the U.S. Debtors on October 1, 2010. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors.

Foreign Currency Denominated Liabilities

ASC 852 requires pre-petition liabilities of the Canadian Debtors that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. For foreign currency denominated liabilities, the CCAA requires allowable claims to be denominated at the exchange rate in effect as of the Petition Date unless otherwise provided for in a court-approved plan. The claims process approved by the Canadian Court provides that foreign currency denominated claims must be calculated by the Canadian Monitor in Canadian dollars using a January 13, 2009 exchange rate. However, the claims process order specifically recognizes the ability of the Canadian Debtors to utilize a different exchange rate in any proposed plan. Therefore, given the impact that fixing exchange rates may have on the amounts ultimately settled, in Canada, foreign currency denominated balances, including Nortel’s U.S. dollar denominated debt, will not be accounted for using the Petition Date exchange rate but rather will continue to be accounted for in accordance with FASB ASC 830 “Foreign Currency Matters (“ASC 830”). To date, the Canadian Debtors have not developed any plan or proposed an alternative exchange rate and any plan would be subject to creditor approval prior to the Canadian Court’s approval.

Cash Restrictions

As a result of the Creditor Protection Proceedings, cash and cash equivalents are generally available to fund operations in particular jurisdictions, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course post Petition Date intercompany trade and pursuant to specific agreements approved by the Canadian Court. Refer to “CCAA Proceedings” above.

Proceeds from the various business divestitures, as discussed in note 2, are being held in escrow until the applicable jurisdictions can determine the proceeds allocations and are not available to fund operations.

CONDENSED COMBINED STATEMENT OF OPERATIONS

(Millions of U.S. Dollars)

	2010	2009
Product revenues:
Third party	$311	$2,435
Non-Debtor subsidiaries	34	281
Inter-Debtor	—	(1)
Service revenues (Third party)	112	382

Total revenues	457	3,097

Product cost of revenues:
Third party	333	1,275
Non-Debtor subsidiaries	36	273
Inter-Debtor	—	—
Service cost of revenues (Third party)	45	201

Total cost of revenues	414	1,749

Gross profit	43	1,348

Selling, general and administrative expense	443	615
Research and development expense	113	709
Other charges	(3)	91
Loss (gain) on sales of businesses and assets and impairment of assets - net	1	7
Other operating income - net	(247)	(1)

Operating loss	(264)	(73)

Other income - net	143	29
Interest expense
Long-term debt	(302)	(290)
Other	(2)	(1)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of debtor companies	(425)	(335)
Reorganization items - net	(3,014)	388

Earnings (loss) from continuing operations before income taxes and equity in net loss of debtor companies	(3,439)	53
Income tax benefit (expense)	35	(58)

Loss from continuing operations before equity in net loss of debtor companies	(3,404)	(5)
Equity in net loss of associated companies - net of tax	(72)	(516)

Net loss from continuing operations attributable to Debtors, including noncontrolling interests	(3,476)	(521)
Net earnings from discontinued operations - net of tax	27	324

Net loss attributable to Debtors including noncontrolling interests	(3,449)	(197)
Income attributable to noncontrolling interests	(10)	(10)

Net loss attributable to Debtors	$(3,459)	$(207)

CONDENSED COMBINED BALANCE SHEET

(Millions of U.S. Dollars)

	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$289	$1,132
Short-term investments	—	18
Restricted cash and cash equivalents	81	80
Accounts receivable - net:
Third parties	1	224
Non-Debtor subsidiaries	384	570
Debtor subsidiaries	89	—
Inventories - net	1	68
Other current assets	84	258
Assets held for sale	7	234
Assets of discontinued operations	4	120

Total current assets	940	2,704

Restricted cash	3,061	1,928
Investments	—	24
Investments in non-Debtors / Debtor subsidiaries	382	311
Plant and equipment - net	23	566
Other assets	65	155

Total assets	$4,471	$5,688

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$19	$99
Trade and other accounts payable to non-Debtor subsidiaries	166	198
Payroll and benefit-related liabilities	24	97
Contractual liabilities	1	4
Restructuring liabilities	—	3
Other accrued liabilities	11	331
Liabilities held for sale	3	178
Liabilities of discontinued operations	4	43

Total current liabilities	228	953

Long-term liabilities
Other liabilities	15	62

Total long-term liabilities	15	62

Liabilities subject to compromise	10,983	9,015
Liabilities subject to compromise of discontinued operations	35	129

Total liabilities	11,261	10,159

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(7,347)	(5,018)
Noncontrolling interests in Debtors	557	547

Total shareholders’ deficit	(6,790)	(4,471)

Total liabilities and shareholders’ deficit	$4,471	$5,688

CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Millions of U.S. Dollars)

	2010	2009
Cash flows from (used in) operating activities
Net loss attributable to Debtors	$(3,459)	$(207)
Net earnings from discontinued operations	(27)	(324)
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items - net	2,848	(474)
Other adjustments (a)	782	1,918

Net cash from (used in) operating activities - continuing operations	144	913
Net cash from (used in) operating activities - discontinued operations	(283)	(929)

Net cash from (used in) operating activities	(139)	(16)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	(9)	(22)
Proceeds on disposal of plant and equipment	203	95
Change in restricted cash and cash equivalents	(1,151)	(1,976)
Decrease in short and long-term investments	24	46
Acquisitions of investments and businesses - net	—	—
Proceeds from the sales of investments and businesses - net	905	1,150

Net cash from (used in) investing activities - continuing operations	(28)	(707)
Net cash from (used in) investing activities - discontinued operations	283	929

Net cash from (used in) investing activities	255	222

Cash flows from (used in) financing activities
Decrease in notes payable	(75)	—
Repayments of capital lease obligations	(4)	(9)

Net cash from (used in) financing activities - continuing operations	(79)	(9)
Net cash from (used in) financing activities - discontinued operations	—	—

Net cash from (used in) financing activities	(79)	(9)

Effect of foreign exchange rate changes on cash and cash equivalents	17	17
Reduction of cash and cash equivalents of deconsolidated subsidiaries	(897)	—

Net cash from (used in) continuing operations	(843)	214
Net cash from (used in) discontinued operations	—	—

Net increase (decrease) in cash and cash equivalents	(843)	214
Cash and cash equivalents at beginning of the year	1,132	918

Cash and cash equivalents at end of the year	$289	$1,132

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

These consolidated financial statements have been prepared by NNC. Of the $3,147 in proceeds received from divestitures as of December 31, 2010, $2,832 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel entities has not yet occurred and may be materially different from the NNC classification and related amounts shown in these financial statements. The IFSA and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceeding. Adjustments to the NNL classification and any related amounts, including tax estimates, arising from the ultimate outcome of the allocation agreement or other dispute resolution proceeding noted above will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings, any court overseeing such proceedings, or any tax authority for purposes of deciding, the final allocation of divestiture proceeds.

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

Nortel makes certain sales through multiple distribution channels, primarily resellers and distributors. These customers are generally given certain rights of return. For products sold through these distribution channels, revenue is recognized from product sale at the time of shipment to the distribution channel when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is reasonably assured. Accruals for estimated sales returns and other allowances are recorded at the time of revenue recognition and are based on contract terms and prior claims experience.

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

(n) Impairment or disposal of long-lived assets

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

(o) Warranty costs

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

(p) Pension, post-retirement and post-employment benefits

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

(q) Guarantees

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

(r) Recent accounting pronouncements

(i)

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel is currently assessing the impact of adoption of ASU 2009-13.

(ii)

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of Accounting Standards Codification (“ASC”) 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel is currently assessing the impact of adoption of ASU 2009-14.

4. Accounting changes

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

5. Discontinued Operations

ES

On December 18, 2009 Nortel completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. to Avaya for $900 in cash, with an additional pool of $15 reserved by Avaya for an employee retention program, subject to certain purchase price adjustments and withholding taxes. As a result of the sale, Nortel recognized a gain of $756 in the fourth quarter of 2009.

The following table summarizes certain financial information of the ES business, which includes Layer 4-7 Data Portfolio, DiamondWare, Ltd. and NGS for the periods presented:

	2010	2009
Operations
Total revenues	$11	$1,365

Loss from discontinued operations before income taxes	$(12)	$(549)
Income tax expense	—	(6)

Net loss from discontinued operations - net of taxes	$(12)	$(555)

Disposal
Gain (loss) on disposal before income taxes	$(6)	$756
Income tax benefit (expense)	—	—

Gain (loss) on disposal, net of taxes	$(6)	$756

Net earnings (loss) from discontinued operations, net of taxes	$(18)	$201

The ES operating results for the years ended December 31, 2010 and 2009 exclude the ES business results of the EMEA Subsidiaries. The net loss from discontinued operations for the year ended December 31, 2009 includes a goodwill impairment loss of $48.

Certain assets and liabilities related to the ES business were not transferred to Avaya and continue to be classified as assets and liabilities of discontinued operations. These assets and liabilities are expected to be reduced as the Creditor Protection Proceedings progress. The remaining assets and liabilities related to the operations of the ES business for the periods presented are as follows:

	2010	2009
Assets
Accounts receivable - net	$2	$103
Inventories - net	—	10
Other current assets	2	31
Plant and equipment - net	—	4

Assets of discontinued operations	$4	$148

Liabilities
Trade and other accounts payable	$—	$9
Employee related liabilities	—	13
Other current liabilities	5	31

Liabilities of discontinued operations	$5	$53

LGN

On June 29, 2010, Nortel completed the sale of NNL’s 50% plus 1 share interest in LGN to Ericsson for $242 in cash, subject to certain purchase price adjustments and taxes. As a result of the sale, Nortel recognized a gain of $53 in the year ended December 31, 2010. The following table summarizes certain financial information of the LGN business for the periods presented:

	2010	2009
Operations
Total revenues	$210	$642

Earnings (loss) from discontinued operations before income taxes	$(17)	$78
Income tax benefit (expense)	2	(21)
Equity in the earnings of associated companies - net of tax	—	3
Income attributable to noncontrolling interests	4	(16)

Net Earnings (loss) from discontinued operations - net of taxes	$(11)	$44

Disposal
Gain on disposal before income taxes	$84	$—
Income tax expense	(31)	—

Gain on disposal, net of taxes	$53	$—

Net earnings from discontinued operations, net of taxes	$42	$44

6. Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the years ended December 31, 2010 and 2009 consisted of the following:

	2010	2009
Professional fees (a)	$(151)	$(120)
Interest income (b)	13	6
Lease repudiation (c)	(3)	47
Employee incentive plans (d)	(43)	(25)
Penalties (e)	—	(8)
Pension, Post-retirement and post-employment plans (f)	(401)	(215)
Settlements (g)	(2)	103
Gain on divestitures (h)	843	1,210
EMEA deconsolidation adjustment (i)	(763)	—
NNUK pension guarantee (j)	(634)	—
U.S. deconsolidation adjustment (k)	(2,013)	—
U.S. debt guarantee (l)	(150)	—
Loss on liquidation of subsidiaries (m)	(74)	—
Loss on impairment or sale of stranded assets (n)	(140)	—
Other (o)	(77)	(27)

Total reorganization items - net	$(3,595)	$971

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)

Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses. Nortel may reject additional leases or other contracts in the future, which may result in recognition of material gains and losses.

(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to liquidated damages on early termination of contracts.
(f)	Includes amounts related to the Settlement Agreement and the termination of the SERP defined benefit plans. See note 13.
(g)

Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities. See note 13 for further information on settlements.

(h)	Relates to the gains on various divestitures. See note 2.
(i)	Relates to a charge due to the deconsolidation of the EMEA Subsidiaries and the application of the cost method of accounting. See notes 1 and 26 for further information.
(j)	Relates to the NNUK pension guarantees. See note 16.
(k)	Relates to a charge due to the deconsolidation of the U.S Subsidiaries and the application of the cost method of accounting. See note 1 for further information.
(l)	Relates to the U.S. debt guarantee. See note 16.
(m)	Relates to loss on liquidation of certain subsidiaries. See note 1.
(n)	Includes sale and impairment of certain long-lived assets.
(o)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as foreign exchange.

Nortel received $741 relating to reorganization items in the year ended December 31, 2010, attributable to $903 received for various divestitures and $10 for interest income, partially offset by $155 paid for professional fees and $17 paid for Employee Incentive Plans.

Nortel paid $124 relating to reorganization items in the year ended December 31, 2009, attributable to $130 paid for professional fees, $18 paid for Key Executive Incentive/Key Employee Retention Plans, partially offset by a $14 net settlement of amounts receivable from Flextronics and $10 received in interest income.

7. Consolidated financial statement details

The following tables provide details of selected items presented in the consolidated statements of operations and cash flows for each of the years ended December 31, 2010 and 2009, and the consolidated balance sheets as of December 31, 2010 and 2009.

Consolidated statements of operations

Selling, general and administrative expense:

SG&A expense includes bad debt expense (recoveries) of $8 and ($15) in the years ended December 31, 2010 and 2009, respectively.

Research and development expense:

	2010	2009

R&D expense	$107	$703
R&D costs incurred on behalf of others (a)	6	12

Total	$113	$715

(a)

Includes R&D costs charged to Nortel customers pursuant to contracts that provided for full recovery of the estimated costs of Nortel related development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Other operating expense (income) — net:

	2010	2009
Royalty license income - net	$(10)	$(4)
Litigation charges - net	5	1
Billings under transition services agreements	(269)	(15)
Other - net	(7)	101 (a)

Other operating expense (income) - net	$(281)	$83

(a)	Includes a $90 pension curtailment expense. See note 13.

Other income (expense) — net:

	2010	2009
Rental income	$59	$5
Gain (loss) on sale and impairment of investments - net	7	(3)
Currency exchange gain - net	20	43
Other - net	(3)	(9)

Other income - net	$83	$36

Consolidated balance sheets

Cash and cash equivalents:

	2010	2009
Cash on hand and balances with banks	$341	$857
Cash equivalents	466	1,141

Cash and cash equivalents at end of year	$807	$1,998

Included in cash, with corresponding accounts payable, at December 31, 2010 and 2009 is nil and $24, respectively, collected by Nortel on behalf of purchasers related to transferred receivables as part of the various divestitures.

Short-term investments:

Short-term investments as of December 31, 2009 consisted of an investment having an original cost of $362 in the Reserve Primary Fund (“Fund”), a money market fund investment that was originally classified as cash and cash equivalents. As of December 10, 2009, Nortel’s remaining investment in the Fund was $18. On December 11, 2009, the United States District Court for the Southern District of New York ordered that the Court would oversee the distribution of the Fund’s remaining assets and the review of claims for indemnification expenses and management fees and expenses. The Court also authorized independent trustees to distribute $3,400 of the Fund’s remaining $3,500 in assets to investors on a pro-rata basis by the week of January 25, 2010. Nortel received its pro rata share, being $24 for its remaining investment in the Fund on January 29, 2010. As a result, Nortel recorded $6 in other income for the year ended December 31, 2009 in respect of the amount receivable in excess of its carrying value of the investment in the Fund.

Restricted cash and cash equivalents:

Restricted cash and cash equivalents includes, in part, $74 and nil as of December 31, 2010 and 2009, respectively, related to assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel. The employee benefit trust investments of $74 were classified as a long-term investment at December 31, 2009 and reclassified to restricted cash as of June 30, 2010 due to the sale and reinvestment of the proceeds into cash equivalents.

Accounts receivable — net:

	2010	2009
Trade receivables (a)	$206	$593
Notes receivable	—	3
Contracts in process	3	45

	209	641
Less: provisions for doubtful accounts	(15)	(16)

Accounts receivable - net	$194	$625

(a)	Includes $97 of receivables from subsidiaries accounted for under the cost method.

Inventories — net:

	2010	2009
Raw materials	$5	$53
Work in process	—	2
Finished goods	8	157
Deferred costs	2	144

	15	356
Less: provision for inventories	(11)	(129)

Inventories and long-term deferred costs- net	4	227
Less: long-term deferred costs (a)	—	(44)

Inventories - net	$4	$183

(a)	Long-term portion of deferred costs is included in other assets.

Included in gross inventory at December 31, 2010 and 2009, was approximately $3 and $78, respectively, of gross inventory on consignment.

Other current assets:

	2010	2009
Prepaid expenses	$25	$54
Income taxes recoverable	38	30
Current investments	1	10
Other	90	254

Other current assets	$154	$348

Plant and equipment — net:

	2010	2009
Cost:
Buildings	$34	$686
Machinery and equipment	193	752
Assets under capital lease	3	153
Sale lease-back assets	1	49

	231	1,640

Less accumulated depreciation:
Buildings	(26)	(262)
Machinery and equipment	(171)	(586)
Assets under capital lease	(3)	(93)
Sale lease-back assets	(1)	(11)

	(201)	(952)

Plant and equipment - net	$30	$688

Goodwill:

In the year ended December 31, 2009, Nortel recorded $48 of impairment loss related to the NGS reporting unit prior to its reclassification to discontinued operations.

At December 31, 2009, the remaining goodwill of $9 was related to LGN, which was reclassified to discontinued operations in the second quarter of 2010.

Intangible assets — net:

	2010	2009
Cost	$—	$103
Less: accumulated amortization	—	(52)

Intangible assets - net	$—	$51	(a)

(a)

At December 31, 2009, the cost of intangible assets was comprised of $19 in acquired technology and $84 of customer relationships and trademarks related to LGN. Accumulated amortization of these amounts was $10 and $42, respectively

Other assets:

	2010	2009
Long-term deferred costs	$—	$44
Long-term inventories	—	6
Debt issuance costs	35	49
Financial assets	7	49
Other	23	29

Other assets	$65	$177

Other accrued liabilities:

	2010	2009
Outsourcing and selling, general and administrative related provisions	$10	$67
Customer deposits	6	6
Product-related provisions	—	22
Warranty provisions (note 16)	2	58
Deferred revenue	2	138
Advance billings in excess of revenues recognized to date on contracts (a)	6	76
Miscellaneous taxes	1	8
Income taxes payable	16	41
Deferred income taxes	—	14
Tax uncertainties (note 12)	—	83
Other	12	147

Other accrued liabilities	$55	$660

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	2010	2009
Pension benefit liabilities	$—	$6
Post-employment and post-retirement benefit liabilities	—	8
Restructuring liabilities (notes 10 and 11)	—	4
Deferred revenue	—	71
Tax uncertainties (note 12)	16	89
Other long-term provisions	15	48

Other liabilities	$31	$226

Consolidated statements of cash flows

Change in operating assets and liabilities — net:

	2010	2009
Accounts receivable - net	$351	$603
Inventories - net	36	87
Deferred costs	22	79
Income taxes	(83)	74
Accounts payable	(75)	(77)
Payroll, accrued and contractual liabilities	40	246
Deferred revenue	3	98
Advance billings in excess of revenues recognized to date on contracts	(78)	(249)
Restructuring liabilities	(20)	(41)
Other	(37)	(127)

Change in operating assets and liabilities (a)	$159	$693

(a)	The changes in liability amounts noted above include obligations that are subject to compromise.

Interest, taxes and reorganization items paid (received):

	2010	2009
Cash interest paid	$5	$18
Cash taxes paid (a)	$49	$11
Net payment (receipt) for reorganization items (note 6)	$(741)	$124

(a)	Cash taxes paid includes payments made by LGN for the year December 31, 2009.

8. Assets and liabilities held for sale

The following table sets forth assets and liabilities classified as held for sale at December 31, 2010:

	Multi Service Switch Business	Guangdong Northern Telecom	Total
Assets
Inventories - net	$7	$6	$13
Plant and equipment - net	3	21	24
Other current assets	—	2	2

Assets held for sale	$10	$29	$39

Liabilities
Other current liabilities	$10	$—	$10

Liabilities held for sale	$10	$—	$10

As discussed in note 2, during the third quarter of 2010, Nortel concluded a successful auction whereby Ericsson acquired substantially all assets of the MSS business globally, for a purchase price of $65 in cash. The sale was approved by the U.S. and Canadian courts on September 30, 2010. The sale is subject to approvals by certain court appointed administrators in EMEA, as well as regulatory approvals and other customary closing conditions. As a result, the related MSS assets and liabilities have been classified as held for sale as of December 31, 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the MSS assets and liabilities therefore no impairment was recorded on the reclassification of these assets to held for sale.

Also as discussed in note 2, during the fourth quarter of 2010, Nortel announced that GDNT has entered into an asset sale agreement with Ericsson China for the sale of substantially all of the assets of GDNT for a purchase price of $50 in cash, subject to certain purchase price adjustments. The agreement is subject to regulatory approval and other conditions. The related GDNT assets and liabilities were classified as held for sale beginning in the fourth quarter of 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the GDNT assets and liabilities and therefore no impairment was recorded on the reclassification of these assets as held for sale.

9. Segment information

Segment descriptions

In the first quarter of 2010, Nortel completed the sale of substantially all of the Optical Networking and Carrier Ethernet

businesses to Ciena, which were included in the MEN segment, and the sale of substantially all of the GSM/GSM-R business to Ericsson and Kapsch, which was included in the WN segment. In the second quarter of 2010, Nortel completed the sale of substantially all of the CVAS business to GENBAND, which was included in the CVAS segment, and the sale of NNL’s interest in LGN to Ericsson. As noted above, Nortel entered into sale agreements with Ericsson for the planned sale of substantially all the assets of the MSS business. These assets and liabilities have been classified as assets held for sale.

As of December 31, 2010, Nortel’s three reportable segments were WN, CVAS and MEN:

•

The WN segment provides wireline and wireless networks and related services that help service providers and cable operators supply mobile voice, data and multimedia communications services for individuals and enterprises using cellular telephones, personal digital assistants, laptops, soft-clients, and other wireless computing and communications devices. As of December 31, 2010, WN includes the residual CDMA and GSM businesses.

•

The CVAS segment offers circuit- and packet-based voice switching products and media gateways and TDM switching systems that provide local, toll, long distance and international gateway capabilities for local and long distance telephone companies, wireless service providers, cable operators and other service providers. As of December 31, 2010, CVAS includes the residual CVAS business.

•

The MEN segment offers solutions designed to deliver carrier-grade Ethernet transport capabilities focused on meeting customer needs for higher performance and lower cost, with a portfolio that includes Optical Networking, Carrier Ethernet switching, and MSS products and related services. As of December 31, 2010, MEN includes the residual Optical Networking and Carrier Ethernet solutions businesses and the MSS business.

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

In the first quarter of 2010, Nortel’s then Chief Restructuring Officer (“CRO”) (effective March 21, 2010 and for the remainder of the first quarter of 2010, the CRO’s title was changed to Special Advisor) and the President of NBS were both identified as Chief Operating Decision Makers in assessing the performance of and allocating resources to Nortel’s reportable segments. The CRO was responsible for the remaining businesses and the President of NBS was responsible for the contracts that did not transfer to the purchasers of the divested businesses included in reportable segments. As a result of the departure of the CRO, the Chief Strategy Officer and Business Unit President became the Chief Operating Decision Maker (“CODM”) in the second quarter of 2010 responsible for the remaining businesses, while the President of NBS continues to be the CODM responsible for the contracts included in reportable segments that did not transfer, as noted above. Beginning in the first quarter of 2011, as a result of the ongoing Creditor Protection Proceedings, the CFO of the Corporate Group will be the CODM responsible for contracts that did not transfer included in reportable segments. In the third quarter of 2010, the primary financial measure used by the Chief Strategy Officer and the President of NBS was Management Operating Margin (“Management OM”). Management OM is not a recognized measure under U.S. GAAP. It is a measure defined as total revenues, less total cost of revenues, SG&A and R&D expense relating to its consolidated entities. Management OM percentage is a non-U.S. GAAP measure defined as Management OM divided by revenue. Beginning in the third quarter of 2010, the financial information for Nortel’s reportable segments presented, including Management OM, no longer includes the results of the EMEA Subsidiaries for any period, which is consistent with how Nortel manages its remaining businesses following the sale of substantially all of its businesses. Similarly, the financial information does not include the results of the U.S. Subsidiaries beginning as of October 1, 2010.

Segments

The following tables set forth information by segment for the years ended December 31:

	2010	2009
Segment revenues
WN	$211	$2,072
CVAS	166	521
MEN	241	853

Total reportable segments	618	3,446
Other	2	—

Total segment revenues	620	3,446
Management OM
WN	$89	$515
CVAS	(53)	(12)
MEN	(33)	(49)

Total reportable segments	3	454
Other	(537)	(270)

Total Management OM	(534)	184

Loss on sales and impairments of assets - net	3	—
Other operating expense (income) - net	(281)	83

Operating earnings (loss)	(256)	101
Other income - net	83	36
Interest expense	(306)	(299)
Reorganization items - net	(3,595)	971
Income tax benefit (expense)	40	(101)
Equity in net loss of associated companies - net of tax	(1)	(3)
Equity in net loss of EMEA Subsidiaries	(50)	(445)

Net earnings (loss) from continuing operations	$(4,085)	$260

Product revenues

The following table sets forth external revenues by product for the years ended December 31:

	2010	2009
CDMA Solutions	$38	$1,515
GSM and UMTS solutions	173	557
Circuit and packet voice solutions	166	521
Optical networking solutions and carrier ethernet	147	765
Data networking and security solutions	94	88
Other	2	—

Total	$620	$3,446

Nortel had two customers, AT&T and Verizon, which generated revenues of approximately 16% and 11% respectively, of total consolidated revenues for the year ended December 31, 2010. For the year ended December 31, 2009, Nortel had two customers AT&T and Verizon, which generated revenues of approximately 10% and 26% respectively, of total consolidated revenues. Although these revenues were generated primarily within the WN segment, they were also from Nortel’s other reportable segments.

Geographic information:

The following table sets forth external consolidated revenues by geographic region based on the location of the customer for the years ended December 31:

	2010	2009
United States (a)	$342	$2,370
EMEA (b)	3	$10
Canada	45	335
Asia (c)	181	477
CALA	49	254

Total revenues	$620	$3,446

(a)	2010 amount reflects revenues up to September 30, 2010, being the period prior to deconsolidation.
(b)	Excludes amounts related to EMEA Subsidiaries of $222 and $902 for the years ended December 31, 2010 and 2009, respectively.
(c)	Excludes amounts related to EMEA Subsidiaries of $18 and $64 for the years ended December 31, 2010 and 2009, respectively.

Long-lived assets:

The following table sets forth long-lived assets representing plant and equipment - net, by geographic region as of December 31:

	2010	2009
United States	$—	$205
Canada	23	360
Asia	6	119
CALA	1	4

Total	$30	$688

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

The provision for charges recorded for the Restructuring Plans from January 1, 2009 to December 31, 2010 were as follows:

	November 2008 Restructuring Plan	2008 Restructuring plan	2007 Restructuring plan	2004 and 2001 Restructuring Plan	Total
Workforce Reduction
Provision Balance as of December 31, 2008	$53	$46	$18	$—	$117
Impact of EMEA Subsidiaries deconsolidation	(3)	(6)	(1)	—	(10)
Adjustment for discontinued operations	(6)	(14)	(1)	—	(21)
Current period charges	1	1	—	—	2
Revisions to prior accruals	(14)	(6)	(2)	—	(22)
Cash drawdowns	(5)	(5)	(5)	—	(15)
Foreign exchange and other adjustments	1	2	1	—	4

Provision balance as of December 31, 2009	$27	$18	$10	$—	$55

Impact of U.S. Subsidiaries deconsolidation	(12)	(8)	(5)	—	(25)
Revisions to prior accruals	(3)	(2)	—	—	(5)

Provision balance as of December 31, 2010	$12	$8	$5	$—	$25

Contract Settlement and lease costs
Provision Balance as of December 31, 2008	$—	$7	$27	$156	$190
Impact of EMEA Subsidiaries deconsolidation	—	(3)	(4)	(59)	(66)
Current period charges	—	(21)	1	3	(17)
Revisions to prior accruals	—	(3)	(15)	(81)	(99)
Current period utilization	—	24	(2)	(2)	20

Provision balance as of December 31, 2009	$—	$4	$7	$17	$28

Impact of U.S. Subsidiaries deconsolidation	$—	$—	$(5)	$(15)	$(20)
Current period charges	—	—	—	—	—
Revisions to prior accruals	—	—	(1)	1	—
Current period utilization	—	—	(1)	(1)	(2)

Provision balance as of December 31, 2010	$—	$4	$—	$2	$6

Total provision balance as of December 31, 2010 (a)	$12	$12	$5	$2	$31

(a)

As of December 31, 2010 and 2009, the short-term provision balances were nil and $2, respectively, and the long-term provision balances were nil and $4, respectively, and $31 and $77 were included in liabilities subject to compromise at December 31, 2010 and 2009, respectively.

The following table summarizes the charge (recovery) included in the continuing operations and incurred for each of Nortel’s restructuring plans for each of the years ended:

	2010	2009
Recovery by Restructuring Plan:
November 2008 Restructuring Plan	$(3)	$(13)
2008 Restructuring Plan	(2)	(29)
2007 Restructuring Plan	(1)	(16)
2004 and 2001 Restructuring Plans	1	(78)

Total recovery before discontinued operations	(5)	(136)

Discontinued operations	(2)	(4)

Total recovery	$(7)	$(140)

The following table summarizes the recovery by profit and loss category for each of the years ended:

	2010	2009
Cost of revenues	$(1)	$(7)
Selling, general and administrative	(3)	(14)
Research and development	(1)	(3)
Reorganization items - lease repudiation	—	(89)
Other	—	(23)

Total recovery before discontinued operations	(5)	(136)
Discontinued operations	(2)	(4)

Total charge	$(7)	$(140)

The following table sets forth the recovery incurred for each of Nortel’s cost reduction plans by segment for each of the years ended December 31:

	CVAS	WN	MEN	Total
November 2008 Restructuring Plan	$—	$(3)	$—	$(3)
2008 Restructuring Plan	—	(2)	—	(2)

Total recovery for the year ended December 31, 2010	$—	$(5)	$—	$(5)

November 2008 Restructuring Plan	$(4)	$(9)	$—	$(13)
2008 Restructuring Plan	(4)	(20)	(5)	(29)
2007 Restructuring Plan	(4)	(8)	(3)	(15)
2004 and 2001 Restructuring Plan	(14)	(48)	(17)	(79)

Total recovery for the year ended December 31, 2009	$(26)	$(85)	$(25)	$(136)

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

Workforce Reduction Activities

Year ended December 31, 2010

For the year ended December 31, 2010, approximately $49 of the total charges relating to the net workforce reduction of 1,703 positions were incurred as of December 31, 2010, which substantially completes the workforce and other cost reduction strategies discussed above. Nortel currently expects to continue incurring charges and outlays related to workforce and other cost reduction strategies during 2010, as Nortel progresses through the Creditor Protection Proceedings. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan. Nortel incurred workforce reduction charges of $1 that were included in discontinued operations.

Year ended December 31, 2009

On February 25, 2009, Nortel announced a workforce reduction plan to reduce its global workforce by approximately 5,000 net positions which, upon completion, was expected to result in total charges to earnings of approximately $270 with expected total cash outlays of approximately $160 and the balance classified as a liability subject to compromise. Included in these amounts are actions related to the EMEA Subsidiaries (see note 26). On a consolidated basis, absent amounts related to the EMEA Subsidiaries, the plan was expected to result in total charges to earnings of approximately $168 with expected and total cash outlays of approximately $77 with the balance classified as a liability subject to compromise.

On a consolidated basis, excluding amounts related to the EMEA Subsidiaries, Nortel completed all 2009 announced workforce reductions discussed above resulting in a net workforce reduction of 4,625 with charges to earnings and cash outlays of approximately

$117 and $38, respectively, with the balance being classified as subject to compromise.

During 2009, and subsequent to the February 25, 2009 announcement, as Nortel continued to progress through the Creditor Protection Proceedings, additional workforce reductions were deemed necessary to achieve the broader cost reduction initiative. On a consolidated basis, absent amounts related to EMEA Subsidiaries, the incremental workforce reductions were expected to result in charges to earnings and cash outlays of $176 and $89, respectively, with the balance being classified as subject to compromise.

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

During the years ended December 31, 2010 and 2009 changes to the provision balances were as follows. The balance as of December 31, 2010 and 2009 excludes provision balances related to the EMEA Subsidiaries and discontinued operations.

Provision balance as of December 31, 2008	$—
Other charges	108
Revisions to prior accruals	(5)
Cash drawdowns	(34)
Non-cash drawdowns	(2)
Foreign exchange and other adjustments	3

Provision balance as of December 31, 2009	$70

Other charges	54
Revisions to prior accruals	(5)
Cash drawdowns	(15)
Foreign exchange and other adjustments	2
Impact of U.S. Subsidiaries deconsolidation	(58)

Provision balance as of December 31, 2010 (a)	$48

(a)

As of December 31, 2010 and 2009, $47 and $68, respectively, were included in liabilities subject to compromise, the short-term provision balances were $1 and $2, respectively, and the long-term provision balances were nil and nil, respectively.

During the years ended December 31, 2010 and 2009 workforce reduction charges were as follows:

	2010	2009

Cost of revenues	$14	$32
SG&A	25	48
R&D	10	23

Total workforce reduction charge	$49	$103

The following table sets forth charges incurred for workforce reductions by segment for the years ended December 31, 2010 and 2009:

	2010	2009

WN	$8	$67
CVAS	30	25
MEN	11	11

Total workforce reduction charge	$49	$103

Regular full-time (“RFT”) employee notifications resulting in the charge for Nortel’s post petition cost reduction plan is as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total
RFT employee notifications by period:
During 2009	373	2,126	2,499
During 2010	168	1,113	1,281

Total RFT employee notifications	541	3,239	3,780

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees include employees performing management, sales, marketing, research and development and administrative activities.

Other Cost Reduction Activities

During the year ended December 31, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $8 which were recorded against SG&A and reorganization items. During the year ended December 31, 2010, Nortel recorded plant and equipment write downs of $11. During the year ended December 31, 2010, Nortel recorded an additional charge of $13 against reorganization items for lease repudiations and other contract settlements. As of December 31, 2010, Nortel’s real estate and other cost reduction balances were approximately $5, which are classified as subject to compromise.

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

12. Income taxes

During the year ended December 31, 2010, Nortel recorded a tax recovery of $40 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $4,074. The tax recovery of $40 is comprised of $11 of income taxes on current year profits in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $10 and the reversal of previously accrued income taxes and interest of $41.

As described in note 2, the ultimate determination of the final allocation of proceeds among the various Nortel legal entities has not yet occurred and may be materially different from the classification and related amounts shown in these financial statements. Nortel expects that the final allocation of proceeds will mainly result in adjustments to existing loss carryforward balances, which will be offset with valuation allowance and have a minimal impact to taxes payable.

During the year ended December 31, 2009, Nortel recorded a tax expense of $101 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $809. The tax expense of $101 is largely comprised of several significant items, including $37 of income taxes on current year profits in various jurisdictions, $35 net tax accrual relating to the settlement agreement with the IRS (see note 2), $41 from increases in uncertain tax positions and other taxes of $5. This tax expense was partially offset by a $1 benefit derived from various tax credits and R&D-related incentives, $10 of income taxes resulting from revisions to prior year tax estimates and a recovery of $6 relating to a benefit recorded as a result of the intraperiod allocation rules as described below.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During 2010 and 2009, income from discontinued operations was offset by losses from continuing operations resulting in a tax recovery allocated to income tax expense from continuing operations and tax expense allocated to discontinued operations of $7 and $6 respectively.

As of December 31, 2010, Nortel’s net deferred tax assets were nil. In June 2009, Nortel concluded that the sale of Nortel’s remaining businesses was the best path forward. As described in note 2, Nortel disposed of substantially all of its CDMA business and LTE Access assets to Ericsson, its Packet Core Assets to Hitachi, substantially all of the assets of the ES business to Avaya, substantially all of the assets of the Optical Networking and Carrier Ethernet businesses to Ciena, substantially all of the assets of the GSM/GSM-R business to Ericsson and Kapsch and substantially all of the assets of the CVAS business to GENBAND. Nortel has entered into TSA with the buyers of these businesses and, as described in note 2, is in the process of selling its remaining businesses and assets. Certain of these dispositions have been considered positive evidence in the determination of future income available to support the realization of the remaining net deferred tax assets. Although these additional dispositions are estimated to generate gains in 2011, due to the significant uncertainty concerning the forecasted income for 2011 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of any remaining transactions, this positive evidence does not outweigh the significant negative evidence that exists and therefore, Nortel continues to conclude that as at December 31, 2010 a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions.

As of December 31, 2009, Nortel’s net deferred tax asset was $13, which included a net deferred tax asset of $20 in Korea, offset by a deferred tax liability of $7 associated with NNL’s investment in LGN. As of December 31, 2010, the net deferred tax assets decreased from $13 to nil, mainly due to the sale of its interest in LGN.

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

The following is a tabular reconciliation of Nortel’s change in unrecognized tax benefits under ASC 740 from the beginning to the end of the period:

	2010	2009

Balance as of January 1	$1,871	$1,631
Reduction of uncertain tax positions resulting from the loss of control and sale of subsidiaries	(43)	(54)
Increases related to current year tax positions	3	22
Decreases related to current year tax positions	(1)	—
Increases related to prior year tax positions (a) (c)	590	308
Decreases related to prior year tax positions	(24)	(74)
Expiration of statute of limitations for assessment of taxes	(1)	(6)
Settlement of tax positions (b)	(918)	(8)
Foreign Exchange	54	168
Tax Rate Change	—	(110)
Other	—	(6)

Balance as of December 31	$1,531	$1,871

(a)

The majority of the increase relating to prior year tax positions of $590 relates to changes in estimates regarding investment tax credit claims made by NNL and the resulting impact to the expiry of unutilized non capital loss from prior years.

(b)

The 2010 settlement of tax positions of $918 consists of $813 from the resolution and settlement of the 2001 through 2005 Advance Pricing Arrangements (“APA”) between Canada and the U.S, the settlement payment of $38 made by NNI to the IRS in connection with the settlement of the 2001-2005 APA and the IRS agreement to release all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008 and $67 resulting from the amendment of prior year tax returns to reflect previous restatements and tax filing positions in Canada.

(c)

Included in the $308 of uncertain tax positions taken during prior periods is an increase of $251 relating to the decreased net operating losses allocated to NNI as part of the 2001-2005 Advance Pricing Arrangements (“APA”) and an increase of $68 relating to additional exposures in respect of investment tax credits claimed in Canada.

As of December 31, 2009, Nortel had approximately $1,871 of total gross unrecognized tax benefits of which $894 was from entities that, in 2010, are no longer consolidated. As of December 31, 2010, Nortel had $1,531 of total gross unrecognized tax benefits in its consolidated entities. Out of the total gross unrecognized tax benefits of $1,531, $14 represented the amount of unrecognized tax benefits, net of valuation allowance that would favorably affect the effective income tax rate in future periods, if recognized.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2010, Nortel recognized approximately $2 related to interest, penalties and foreign exchange losses, which was offset by a decrease of $56, $13, $2 and $1 for the deconsolidation of its Brazil entity, its Colombia entity, the LGN joint venture and its U.S. entities, respectively. Nortel accrued approximately $9 and $79 for the payment of interest and penalties as of December 31, 2010 and December 31, 2009, respectively.

Nortel believes it is reasonably possible that $1,402 of its gross unrecognized tax benefit will decrease during the twelve months ending December 31, 2011 with the majority of such amounts attributable to possible decreases from the potential settlement of audit exposures of $1,397 in Canada, of which $653 relates to deductibility of legal settlement expenses and $744 relates to investment tax credits and the resulting impact to the expiry of unutilized non capital loss from prior years.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it continues to operate and Nortel regularly assesses the status and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Nortel’s 2000 through 2009 tax years remain open in most of these jurisdictions primarily as a result of ongoing negotiations regarding APAs affecting these periods and ongoing audit activity. Specifically, the tax authorities in Canada are close to completing an audit and issuing a reassessment in respect of non-refundable investment tax credits claimed by NNL in its 2002 tax year. Nortel increased the unrecognized tax benefits relating to investment tax credits claimed in the 2002 to 2009 taxation years by $171 to reflect the amount that is more likely than not to be sustained. Nortel believes that it has adequately provided for other tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

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

Although Nortel continues to apply the transfer pricing methodology that was requested in the previously withdrawn 2007-2010 APA to the 2006 through to the 2008 taxation years, the ultimate outcome is uncertain and the ultimate reallocation of losses cannot be determined at this time. Other than in the U.S., there could be a further material shift in historical earnings between the above mentioned parties. If these matters are resolved unfavorably, it is unlikely that they could have a material effect on Nortel’s consolidated financial position, results of operations and/or cash flows.

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2010	2009
Income (taxes)/recovery at Canadian rates (2010 - 31.0%; 2009 - 31.4%)	$1,263	$(254)
Difference between Canadian rates and rates applicable to subsidiaries in the U.S. and other jurisdictions	(184)	(307)
Valuation allowances on tax benefits	(5,050)	682
Tax effect of tax rate changes	(4)	(193)
Tax benefit of investment tax credits, net of valuation allowance	—	(2)
Adjustments to provisions and reserves	(521)	(195)
Foreign withholding and other taxes	(84)	(32)
Non-deductible impairement of goodwill, net of valuation allowance	—	(19)
Non taxable gains and losses	(162)	206
Previously unrecognized outside basis in deconsolidated subsidiaries	5,118	—
Impact of non-taxable/(non-deductible) items and other differences	(336)	13

Income tax benefit (expense)	$40	$(101)

Details of Nortel's income (loss):
Earnings (loss) from continuing operations before income taxes and equity in net loss of associated companies:
Canadian, excluding gain (loss) on sales of businesses and assets	$(3,753)	$462
U.S. and other, excluding gain (loss) on sale of businesses and assets	(321)	347

	$(4,074)	$809

Income tax benefit (expense):
Canadian, excluding loss on sales of businesses and assets	$33	$(5)
U.S. and other, excluding loss on sales of businesses and assets	7	(96)

	$40	$(101)

Income tax benefit (expense):
Current	$40	$(101)
Deferred	—	—

Income tax benefit (expense)	$40	$(101)

Details of movement in valuation allowance
Opening valuation allowance	(4,908)	$(6,231)
Reduction in valuation allowance due to the loss of control of subsidiaries	1,684	1,398
Amounts charged to income tax benefit (expense)	(5,050)	606
Amounts charged to other comprehensive loss	(47)	(44)
Other (additions)/ deductions (a)	(266)	(637)

Closing valuation allowance	(8,587)	$(4,908)

(a)

In 2010, the majority of the other additions of $266 relates to foreign exchange of $282. The significant components of other additions for 2009 include an increase of $495 due to the effects of foreign exchange and an increase of $140 relating to additional capital losses recorded during the year.

The following table shows the significant components included in deferred income taxes as of December 31:

	2010	2009
Assets:
Unrealized capital losses on cost investments	$5,577	$—
Tax benefit of loss carryforwards	1,177	2,146
Investment tax credits, net of deferred tax liabilities	923	1,427
Other tax credits	138	287
Deferred revenue	—	46
Provisions and reserves	149	338
Post-retirement benefits other than pensions	156	235
Plant and equipment	84	181
Pension plan liabilities	404	199
Deferred compensation	—	15
Unrealized foreign exchange	(51)	—
Other	30	68

	8,587	4,942
Valuation allowance	(8,587)	(4,908)

	—	34

Liabilities:
Unrealized foreign exchange and other	—	21

Net deferred income tax assets	$—	$13

Previously, outside basis deferred tax assets relating to subsidiaries that were controlled were not recorded as it was not apparent that the differences would reverse in the foreseeable future. As described in note 1, certain Nortel subsidiaries are now accounted for under the cost method of accounting. As a result of this change the deferred tax asset relating to the unrealized capital losses on cost investments of $5,577 was recognized. In Canada, realized capital losses can not be utilized against ordinary income, However, capital losses can be applied against capital gains or can be utilized against future debt forgiveness in Canada.

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

As of December 31, 2010, Nortel did not have any capital loss carryforwards and had the following net operating losses and investment tax credits which are scheduled to expire in the following years:

	Net Operating Losses	Investment Tax Credits (a)

2011 - 2012	$13	$—
2013 - 2015	368	—
2016 - 2021	5	652
2022 - 2029	571	271
Indefinitely	3,769	—

	$4,726	$923

(a)

Global investment tax credits of nil and $1 have been applied against the income tax provision in 2010 and 2009, respectively. In Canada, unused tax credits can be utilized to offset taxes payable and have a 20 year carryforward period.

13. Employee benefit plans

Plan Description

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans. Below is a list of relevant plans discussed in this note and their status as of December 31, 2010 and the basis for which they are being accounted for as of December 31, 2010. Note that although these plans represent Nortel’s major retirement plans, Nortel also has smaller pension plan arrangements in other countries.

Plan Name	Status	Current Accounting
Canadian Retirement Savings Plan	Ongoing	Defined Contribution
Canadian Defined Contribution Pension Plan (“DCPP”)	Closed 9/30/2010	Defined Contribution
Canadian Post Employment obligation	Terminated 12/31/2010	Estimated Claim Amount
Canadian Post Retirement obligation	Terminated 12/31/2010	Estimated Claim Amount
Canadian Defined Benefit Plans
Managerial and Non-Negotiated Pension Plan (registered)	Closed to new entrants	Defined Benefit
Negotiated Pension Plan (registered)	Closed to new entrants	Defined Benefit
TRA & RAP Pension Plans	Closed to new entrants	Defined Benefit
Nortel Networks Supplementary Executive Retirement Plan (“SERP”)	Terminated 12/31/2010	Estimated Claim Amount
Nortel Networks Limited Excess Pension Plan (“Excess”)	Terminated 12/31/2010	Estimated Claim Amount
US LTIP	Deconsolidated 10/1/2010	Deconsolidated
US Post Retirement obligation	Deconsolidated 10/1/2010	Deconsolidated
US Defined Benefit Plans (a)	Deconsolidated 10/1/2010	Deconsolidated

(a)	Includes the U.S. Retirement Income Plan that was accounted for at the Estimated Claim Amount throughout 2010, see below

Defined Contribution Plans

Nortel has defined contribution plans available to substantially all of its Canadian employees. Under the terms of the Retirement Savings Plan, eligible employees may contribute a portion of their compensation to the plan. Based on the specific program in which the employee is enrolled, Nortel matches a percentage of the employee’s contributions up to a specified limit. The US LTIP Plan operated under similar parameters as the Retirement Savings Plan. Under the DCPP, Nortel contributed a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement; this plan was closed to new contributions on September 30, 2010. The employer contribution cost of these defined contribution plans was $13 and $76 for the years ended December 31, 2010 and 2009, respectively.

Defined Benefit Plans

Settlement Agreement with Former and Disabled Canadian Employee Representatives

As discussed in note 2, on February 8, 2010, the Canadian Debtors entered into the Settlement Agreement in relation to the Canadian Plans, post-retirement benefits and post-employment benefits. The Settlement Agreement, as amended, was approved by the Canadian Court on March 31, 2010. On September 30, 2010, the administration of the Canadian Plans was transferred to Morneau Sobeco Limited Partnership (appointed by the Ontario Superintendent) and contributions ceased on that same date. Nortel remains as plan sponsor and, in its capacity, amended the plans to cease service accruals effective September 30, 2010. Benefit coverage in the Canadian post-retirement benefit plan and the Canadian long-term disability plan ceased on December 31, 2010.

As a result of the approved cessation of post-retirement benefit payments on December 31, 2010, Nortel recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (“ASC 715-60”), which required a derecognition of the liability and deferred actuarial gains totaling $432 in the first quarter of 2010 in reorganization items. In the year ended December 31, 2010, Nortel has recorded in reorganization items a charge of $443 representing its current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years’ benefits they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

As a result of the amendments to cease future service accruals for the Canadian Plans, on September 30, 2010, Nortel remeasured the Canadian Plans using assumptions consistent with a wind-up basis of accounting as this is Nortel’s best estimate of current assumptions and recorded the impacts of this remeasurement in third quarter of 2010 in accordance with FASB ASC 715-30 “Defined Benefit Plans — Pension” (ASC 715-30). As a result of this remeasurement, Nortel changed its pension discount rate, a key assumption used in estimating pension benefit costs, for the Canadian Plans. The weighted average pension discount rate decreased to 4.3% from 5.8% at December 31, 2009. In addition, as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement date. The effect of these adjustments and the related foreign currency translation adjustment was to record a curtailment loss of $490 to the statement of operations in reorganization items, to increase pension liabilities by $579 and accumulated other comprehensive loss by $89.

Wind-up Order of the Canadian Funded Pension Plans

On January 17, 2011, the Ontario Superintendent issued a Notice of Intended Decision for the Canadian Plans stating that the Ontario Superintendent intends to make an order that the Plans be wound up in full effective October 1, 2010. As this notification occurred subsequent to December 31, 2010, its impact will be reflected in the Nortel’s 2011 results. In the first quarter of 2011, Nortel will be required to remeasure the pension obligation as of October 1, 2010. With the effective wind-up date as of October 1, 2010, Nortel’s liability is based on the pension liability as at that date and therefore future changes to the liability will be considered as of that measurement date. Beginning in 2011, the pension expense for these plans will be limited to the amortization of the accumulated other comprehensive income, as included in the table below. The final plan settlement process has not been finalized and is subject to changes in applicable legislation.

Termination of Canadian Unregistered Defined Benefit Plans – SERP and Excess

As of December 31, 2010, the SERP and Excess plans were both terminated. Nortel applied settlement accounting for these plans, and recorded a curtailment loss of $6 and a plan settlement gain of $201 in reorganization items, representing the global liabilities for these two plans. At December 31, 2010, Nortel has recorded in reorganization items a charge of $168 representing its current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years’ benefits they will no longer receive due to the cessation of these two plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

Impact of U.S. Deconsolidation

As a result of the deconsolidation of the US Subsidiaries, Nortel has recorded a reduction in its pension obligation, post-retirement obligation, and accumulated other comprehensive income of $427, $225 and $25, respectively.

PBGC Termination of the U.S. Retirement Income Plan

On September 8, 2009, pursuant to an agreement between the PBGC and the Retirement Plan Committee, the Retirement Income Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the plan. A settlement gain of $86 was recorded in earnings in the third quarter of 2009 in reorganization items. In 2009, Nortel recorded a liability of $334 representing its best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the PBGC claims against NNI for the unfunded benefit liabilities of this plan. Under the U.S. Employee Retirement Income Securities Act of 1974, the PBGC may have the ability to impose certain claims and liens on NNI and certain NNI subsidiaries and affiliates (including liens on assets of certain Nortel entities not subject to the Creditor Protection Proceedings). During 2010, the $334 liability continued to be management’s best estimate of the expected allowed claim amount. As a result of the deconsolidation of the U.S. Subsidiaries, this amount has been removed from Nortel’s liabilities subject to compromise.

Impacts of Workforce Reductions and Divestiture Activities

As a result of workforce reductions in connection with the Creditor Protection Proceedings and the divestiture activities, Nortel remeasured the post-retirement benefit obligations for the U.S. and Canada and recorded the impacts of these remeasurements in the first quarter of 2010 in accordance with ASC 715-60. The curtailment and remeasurement impacts related to the Canadian post-retirement benefit obligations were recorded in addition to the Settlement Agreement impacts described above. Curtailment gains of $6 and $7 were recorded to the statement of operations in the U.S. and Canada, respectively. As a result of these remeasurements, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. and Canada. This resulted in a change in the weighted average post-retirement discount rate to 5.9% from 6.0% at December 31, 2009. In addition as a result of the remeasurements, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. For the U.S, the effect of these adjustments was to decrease post-retirement liabilities by $3 and accumulated other comprehensive loss (before tax) by $3. For Canada, the effect of this adjustment and the related foreign currency translation adjustment was to increase post-retirement liabilities by $17and accumulated other comprehensive loss (before tax) by $14.

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

As a result of additional workforce reductions in connection with the Creditor Protection Proceedings, Nortel remeasured the post-retirement benefit obligation for the U.S. and recorded the impacts of this remeasurement in the third quarter of 2010 in accordance with ASC 715-60. A curtailment gain of $0.4 was recorded to the statement of operations in the U.S. in 2010. As a result of this remeasurement, Nortel changed its post-retirement discount rate, a key assumption used in estimating post-retirement benefit costs, for the U.S. This resulted in a change in the weighted average post-retirement discount rate to 5.1% from 5.4% at September 30, 2010. In addition, as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment gain and changes in assumptions at the re-measurement date. The effect of these adjustments was to increase post-retirement liabilities by $6 and accumulated other comprehensive loss (before tax) by $6.

Pension and Post Retirement Benefit Disclosures

As a result of the above actions taken by Nortel, there are no longer any post-retirement programs in effect on December 31, 2010. The following discussion includes activity during the year for pension and post-retirement plans and only information related to year-end balances and forward-looking information for the pension plans

For the 2010 year-end measurement, the unfavorable impact of decreases in discount rates, lower than estimated asset returns and foreign currency impacts driven by the weakening of the U.S. Dollar against the Canadian Dollar more than offset decreased inflation rates, its contributions made to the plans and other accounting assumptions. The effect of the net actuarial loss adjustment and the related foreign currency translation adjustment was to increase accumulated other comprehensive loss including foreign currency translation adjustment (before tax) by $95. The unfunded status of its defined benefit plans decreased to $1,490 as of December 31, 2010 from $1,583 as of December 31, 2009 primarily as a result of the deconsolidation of the U.S. Subsidiaries in 2010 which had unfunded pension and port-retirement status of $93 and $225, respectively, as of September 30, 2010, the settlement of the Canadian post-retirement obligation and the SERP and Excess plans of $357 and $201, respectively, partially offset by the actuarial losses described above, curtailment in the Canadian registered pension plans of $473 and foreign exchange movements on the Canadian plans. During 2010, Nortel has recorded an increase in to liabilities subject to compromise to record the estimated claim amounts related to the terminated plans of $610.

In the year ended December 31, 2010, Nortel funded $26 to the registered defined benefit pension plans, of which $10 was funded to the Canadian Registered Pension Plans, to registered defined benefit pension plans based on amounts agreed in the Settlement Agreement (see above). As at September 30, 2010, Nortel ceased making pension funding payments in Canada, with no expectation of further funding payments in future years. Nortel made Direct Benefit Payments for its Canadian and U.S. post-retirement plans of $27 and $9, respectively. Under the Settlement Agreement (see above), benefit coverage by Nortel in the Canadian post-retirement benefit plan ceased on December 31, 2010.

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

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

	Defined Benefit Pension Plans		Post-Retirement Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation - beginning	$3,473	$6,786	$569	$520
Impact of deconsolidations of EMEA Subsidiaries and U.S. Subsidiaries	(94)	(3,122)	(219)	—
Service cost	8	14	1	2
Interest cost	196	231	14	35
Plan participants' contributions	—	—	7	10
Actuarial loss	292	514	31	25
Special and contractual termination benefits (a)	2	6	—	—
Curtailments and settlements (a)	273	(937)	(370)	(24)
Benefits paid	(334)	(403)	(43)	(48)
Foreign exchange	181	384	10	49

Benefit obligation - ending	$3,997	$3,473	$—	$569

Change in plan assets:
Fair value of plan assets - beginning	$2,459	$5,187	$—	$—
Impact of deconsolidations of EMEA Subsidiaries and U.S. Subsidiaries	—	(2,220)	—	—
Actual return on plan assets	236	305	—	—
Employer contributions	26	53	36	38
Plan participants' contributions	—	—	7	10
Plan settlements	(2)	(804)	—	—
Benefits paid	(334)	(403)	(43)	(48)
Foreign exchange	122	341	—	—

Fair value of plan assets - ending	$2,507	$2,459	$—	$—

Net amount recognized	$(1,490)	$(1,014)	$—	$(569)

Amounts recognized in the accompanying consolidated balance sheets consist of:
Liabilities subject to compromise	$(1,493)	$(1,001)	$—	$(569)
Other liabilities - long-term	—	(7)	—	—
Other liabilities - current	—	(6)	—	—
Other assets	3	—	—	—

Net amount recognized	$(1,490)	$(1,014)	$—	$(569)

Amounts recognized in accumulated other comprehensive income (loss) - before tax - consist of: (b)
Prior service cost (credit)	$—	$5	$—	$(34)
Net actuarial loss (gain)	803	1,826	—	(77)

Net amount recognized	$803	$1,831	$—	$(111)

(a)

Curtailments, settlements, and special and contractual termination benefits resulted from the plan terminations, plan amendments, 2008 Restructuring Plan, 2009 Restructuring Plan, and Post-Petition Date Cost Reduction Activities in conjunction with divestiture activities in 2009 and 2010, as set out in notes 11 and 12.

(b)	Includes accumulated other comprehensive income (loss) amounts related to the EMEA Subsidiaries.

The accumulated benefit obligation for all defined benefit plans was $3,976 and $3,465 as of December 31, 2010 and 2009, respectively. The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31. The majority of the increase from 2009 to 2010 is a result of curtailment recognized for the Canadian funded plans:

	2010	2009
Projected benefit obligation	$3,974	$3,468
Accumulated benefit obligation	$3,974	$3,462
Fair value of plan assets	$2,502	$2,455

The following details the amounts recognized in other comprehensive income (loss), including foreign currency translation adjustments, including the other comprehensive income (loss) related to the EMEA Subsidiaries, for the years ended December 31:

	Defined Benefit Pension Plans		Post-Retirement Benefits
	2010	2009	2010	2009
Prior service cost	$—	$—	$2	$—
Amortization of prior service (cost) credit	(2)	(3)	—	9
Net actuarial loss	201	547	34	22
Amortization of net actuarial (loss) gain	(66)	(83)	3	9
Curtailment	(14)	(28)	70	20
Settlement	27	(241)	—	—
Impact of deconsolidations of EMEA Subsidiaries and U.S. Subsidiaries	(993)	—	1	—

Net recognized in other comprehensive income (loss)	$(847)	$192	$110	$60

Assuming current funding rules and plan design, the estimated amounts in accumulated other comprehensive income (loss) to be recognized as components of pension expense (credit) during the next fiscal year are as follows:

	Defined Benefit Pension Plan	Post-Retirement Benefits	Total
Net actuarial loss	$73	$—	$73

The following details the components of net pension expense and the underlying assumptions for the defined benefit pension plans for the years ended December 31:

	2010	2009
Pension expense:
Service cost	$8	$14
Interest cost	196	231
Expected return on plan assets	(151)	(218)
Amortization of prior service cost	2	2
Amortization of net losses	43	3
Settlement and curtailment losses	467	113
Special and contractual termination benefits	2	6

Net pension expense	$567	$151

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.3%	5.8%
Rate of compensation increase	0.2%	3.5%
Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	5.5%	7.1%
Expected rate of return on plan assets	6.3%	7.0%
Rate of compensation increase	3.5%	2.3%

The following details the net cost components and underlying assumptions of post-retirement benefits other than pensions for the years ended December 31:

	2010	2009
Post-retirement benefit cost:
Service cost	$1	$2
Interest cost	14	35
Amortization of prior service cost	(3)	(9)
Amortization of net losses gains	(3)	(9)
Curtailment & Settlement losses gains	(450)	(45)

Net post-retirement benefit cost	$(441)	$(26)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	N/A	6.0%

Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	6.0%	6.0%
Weighted-average health care cost trend rate	7.8%	7.2%
Weighted-average ultimate health care cost trend rate	4.9%	4.9%

Nortel is no longer the administrator of the assets for the remaining pension plans. Accordingly, it is not in a position to set target investment allocations or dictate any investment strategies. The investment allocation percentages based on actual asset balances of the defined benefit plans as of December 31 are as follows, whereas the comparative year includes target investment allocation while Nortel was the plan’s administrator:

	2010	2009
	Actual	Target	Actual
Debt instruments	98%	70%	69%
Equity securities	0%	30%	31%
Other	2%	0%	0%

Pension plan assets are valued using various fair value methodologies. Corporate bonds and government and agency obligations are valued using market prices. Unit Trust bonds are valued based on net asset value (“NAV”). The NAV per unit is based on the closing market prices and accruals of the securities in the fund’s portfolio, or total value of the fund divided by the number of units currently issued and outstanding. There were no significant changes to the valuation techniques used during the period.

The following table sets forth by level, within the fair value hierarchy, the assets within the defined benefit pension plans at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Investment at fair value:
Cash and cash equivalents - interest bearing	$—	$43	$—	$43
Common Stock	5	—	—	5
Corporate bonds	—	291	5	296
Government and agency obligations	—	1,957	19	1,976
Sundry assets (misc)	—	—	5	5
Unit Trust bonds	182	—	—	182

Total investments	$187	$2,291	$29	$2,507

The following table presents the changes in the Level 3 fair value category for the assets within the defined benefit pension plans:

	January 1, 2010	Purchases, Sales, Issuances, and (Settlements)	December 31, 2010
Investment at fair value:
Common stock	$5	$(5)	$—
Corporate bonds	8	(3)	5
Preferred stock	1	(1)	—
Government and agency obligations	17	2	19
Sundry Asset	—	5	5
Unit Trust bonds	2	(2)	—

Total investments	$33	$(4)	$29

To develop the expected rate of return on assets assumption, Nortel considered the weighted-average historical returns and the future expectations for returns for each asset class that was held at year-end, assuming that such weighing would be consistent in the future.

14. Long-term debt

Long-term debt

The following table shows the components of long-term debt as of December 31 prior to the Creditor Protection Proceedings (see notes 1 and 2):

	2010	2009
LIBOR + 4.25% Floating rate Notes due July 15, 2011	$1,000	$1,000
1.75% Convertible Senior Notes due April 15, 2012	575	575
10.125% Fixed rate Notes due July 15, 2013	550	550
2.125% Convertible Senior Notes due April 15, 2014	575	575
10.75% Fixed rate Notes due July 15, 2016	1,119	1,119
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026 (a)	—	150
Fair value adjustment attributable to hedged debt obligations	37	51
Obligations under capital leases and sale leasebacks with a weighted-average interest rate of nil for 2010 and 10.47% for 2009	—	127

	4,056	4,347
Less: Long-term debt subject to compromise	4,056	4,306

Long-term debt	$—	$41

(a)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI, and are fully and unconditionally guaranteed by NNL. See note 16.

15. Financial instruments and hedging activities

Risk management

Nortel’s net earnings (loss) and cash flows may be negatively impacted by fluctuation in interest rates, foreign exchange rates and equity prices. To effectively manage these market risks, in prior years Nortel had entered into foreign currency forwards, foreign currency swaps, foreign currency option contracts, interest rate swaps and equity forward contracts. Nortel did not hold or issue derivative financial instruments for trading purposes. As a result of the Creditor Protection Proceedings the financial institutions that were counterparties in respect of these transactions terminated the related instruments. Consequently, Nortel no longer has any such financial instruments outstanding and is now fully exposed to these interest rate and foreign currency risks and is expected to stay exposed until the conclusion of the Creditor Protection Proceedings.

Fair value

The estimated fair values of the financial instruments in the table below reflect approximate amounts at which they could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2010 and 2009. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel could potentially realize in a current market exchange.

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including amounts subject to compromise (a)	$4,019	$3,203	$4,169	$2,821

(a)	Excludes capital leases, variable interest entities (VIEs) and hedging obligations.

Concentrations of risk

Nortel has from time to time, used derivative instruments to limit exposures related to foreign currency, interest rate and equity price risk. During the quarter ended March 31, 2009 all interest rate swap and foreign exchange contract derivatives were terminated.

Nortel limits its credit risk by dealing with counterparties that are considered to be of reputable credit quality. Nortel’s cash and cash equivalents are maintained with several financial institutions in the form of short- term money market instruments, the balances of which, at times, may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore are expected to bear minimal credit risk. Nortel seeks to mitigate such risks by spreading its risk across multiple counterparties and monitoring the risk profiles of these counterparties. However, as a consequence of Creditor Protection Proceedings, Nortel is more reliant on a limited number of financial institutions for cash management, thereby increasing its counterparty credit risk.

Nortel performs ongoing credit evaluations of its remaining customers and, with the exception of certain financing transactions, does not require collateral from its customers. Nortel’s customers are primarily in the enterprise and telecommunication service provider markets. Nortel’s global market presence has historically resulted in a large number of diverse customers which reduces concentrations of credit risk. Nortel receives certain of its components from sole suppliers. Additionally, Nortel relies on a limited number of contract manufacturers and suppliers to provide manufacturing services for its products. Nortel outsourced substantially all of its manufacturing capacity, and divested associated assets, to contract manufacturers, including Flextronics. As a result, a significant portion of Nortel’s supply chain has been concentrated with Flextronics.

16. Guarantees

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

The following table provides a summary of Nortel’s guarantees as of December 31, 2010:

	Carrying Amount of Liability	Maximum Potential Liability (n)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	9	9
Intellectual property indemnification obligations (c)	—	—
Lease agreements (d)	—	10
Receivable securitizations (e)	—	—
Other indemnification agreements
EDC Support Facility (f)	22	54
Global Class Action Settlement (g)	—	—
Sale lease-back (h)	—	4
Real estate indemnification (i)	—	—
Bankruptcy (j)	—	1
Real estate residual value guarantee (k)	23	23
U.K. Defined Benefit Plan guarantee (l)	667	667
U.S. debt guarantee (m)	150	150

Total	$872	$922

(a)

Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.

(b)

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended December 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(c)

Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(d)

Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(e)

Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(f)

Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC Support Facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC Support Facility. Approximately $22 has been paid out to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.

(g)

On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of December 31, 2010, Nortel has not made any significant payments to settle such obligations and does not expect to do so in the future.

(h)

On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(i)

On February 14, 2008, NNI entered into an agreement whereby it indemnified the landlord of a property against certain obligations that the sub-tenant may assert against the landlord. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(j)

On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2010, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(k)

On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.

(l)

NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance of certain payment obligations under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has guaranteed NNUK’s payment obligations arising upon the wind-up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buy out deficit. Nortel has recorded liabilities of $517 and $150 for the Pension Guarantee and the further guarantee, respectively, representing Nortel’s current best estimates of the expected allowed claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $786 and related to the further guarantee of $150. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

(m)

NNL has unconditionally guaranteed $150 debt obligation of Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI. Nortel has recorded liabilities of $150 for this guarantee.

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

	2010	2009
Balance at the beginning of the year	$58	$186
Impact of EMEA Subsidiaries deconsolidation	—	(24)
Payments	(20)	(130)
Warranties issued	20	129
Revisions	(55)	(82)
Transferred to liabilities held for sale	(1)	(21)

Balance at the end of the year	$2	$58

17. Fair Value

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

Assets

The assets within Nortel’s defined benefit pension plan are valued using fair value instruments. Nortel primarily utilizes observable (Level 1 and Level 2) inputs in determining the fair value of the assets. See note 13 for additional information.

The following table presents for each of the fair value hierarchy levels, the assets that are measured at fair value on a recurring basis as of December 31, 2010:

	Fair Value	Level 1	Level 2	Level 3
Assets
Employee benefit trust	$74	$74	$—	$—

Total assets	$74	$74	$—	$—

18. Commitments

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents, as of December 31:

	2010	2009
Bid and performance-related bonds (a)	$26	$83
Other bonds (b)	—	21

Total bid, performance-related and other bonds	$26	$104

(a)	Net of restricted cash and cash equivalent amounts of $5 and $26 as of December 31, 2010 and 2009, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $15 and $45 as of December 31, 2010 and 2009, respectively.

Purchase commitments

See note 2 for further information regarding an update to purchase commitments with Flextronics.

Operating leases and other commitments

As of December 31, 2010, the future minimum payments under operating leases and lease costs and related sublease recoveries under contractual agreements consisted of:

2010
2011	$8
2012	3
2013	2

Total future minimum payments	$13

Rental expense on operating leases for the years ended December 31, 2010 and 2009, net of applicable sublease income, amounted to $28 and $61, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2010 and 2009 amounted to $14 and $18, respectively, and were for services provided to Nortel primarily related to a portion of its information services function. The amount payable under Nortel’s outsourcing contracts is variable to the extent that Nortel’s workforce fluctuates from the baseline levels contained in the contracts.

19. Variable interest entities

Nortel consolidates certain assets and liabilities held in employee benefit trust in Canada held for VIEs, but for which Nortel is considered the primary beneficiary under ASC 810.

Nortel has other financial interests and contractual arrangements which would meet the definition of a variable interest under ASC 810, including investments in other companies and joint ventures, customer financing arrangements, and guarantees and indemnification arrangements. As of December 31, 2010 and 2009, none of these other interests or arrangements were considered significant variable interests and, therefore, are not disclosed in Nortel’s financial statements.

20. Capital stock

Common shares

Nortel is authorized to issue an unlimited number of NNC common shares without nominal or par value. The outstanding number of NNC common shares included in shareholders’ equity consisted of the following as of December 31:

	2010		2009
	Number	$	Number	$
(Number of common shares in thousands)
Common shares:
Balance at the beginning of the year	498,206	$35,604	497,893	$35,593
Shares issued pursuant to:
Common share cancellations (a)	—	—	(89)	—
Global Class Action Settlement (b)	—	—	402	10
Other	—	—	—	1

Balance at the end of the year	498,206	$35,604	498,206	$35,604

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

21. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	2010 (a)	2009
	(Number of common shares in millions)
Net earnings (loss) from continuing operations	$(4,099)	$243
Net earnings (loss) from discontinued operations	24	245

Net earnings (loss) attributable to Nortel Networks Corporation	$(4,075)	$488

Basic weighted-average shares outstanding:
Issued and outstanding	499	499

Weighted-average shares dilution adjustments:
Stock options and other share-based awards	—	1
1.75% Convertible Senior Notes (note 14)	—	18
2.125% Convertible Senior Notes (note 14)	—	18

Diluted weighted-average shares outstanding	499	536

Weighted-average shares dilution adjustments - exclusions:
Stock options and share-based awards	—	5
1.75% Convertible Senior Notes (note 14)	18	—
2.125% Convertible Senior Notes (note 14)	18	—

Basic earnings (loss) per common share:
from continuing operations	$(8.22)	$0.49

from discontinued operations	$0.05	$0.49

Diluted earnings (loss) per common share:

from continuing operations	$(8.22)	$0.50

from discontinued operations	$0.05	$0.46

(a)	As a result of the net loss for the year ended December 31, 2010, all potential dilutive securities in these periods are considered anti-dilutive.

22. Accumulated other comprehensive income (loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows:

	2010	2009
Accumulated foreign currency translation adjustment
Balance at the beginning of the year	$394	$537
Impact of EMEA Subsidiaries deconsolidation	30	27
Impact of other deconsolidations	77	—
Impact of discontinued operations	46	—
Change in foreign currency translation adjustment (a)	(106)	(170)

Balance at the end of the year	441	394

Unrealized gain (loss) on investments - net
Balance at the beginning of the year	21	16
Change in unrealized gain (loss) on investments	(21)	5

Balance at the end of the year (b)	—	21

Unamortized Pension and Post-Retirement Plan actuarial losses and prior service cost - net
Balance at the beginning of the year	(1,539)	(1,282)
Impact of EMEA Subsidiaries deconsolidation	31	(24)
Impact of other deconsolidations	992	—
Change in unamortized pension actuarial losses and prior service cost (c)	(287)	(233)

Balance at the end of the year	(803)	(1,539)

Accumulated other comprehensive income (loss)	$(362)	$(1,124)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in non-U.S. subsidiaries.
(b)

Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil, for each of the years ended December 31, 2010 and 2009. During the years ended December 31, 2010 and 2009, realized gains on investments of $20 and $3, respectively, were reclassified to other income — net in the condensed consolidated statements of operations.

(c)

Represents non-cash charges to shareholders’ deficit related to the change in unamortized pension and post-retirement actuarial losses and prior service cost (see note 13). The charge is presented net of tax of nil and $5 for the years ended December 31, 2010 and 2009, respectively. The charge relating to EMEA Subsidiaries was nil and $2 for the years ended December 31, 2010 and 2009.

23. Share-based compensation plans

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated, the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated and the Nortel Networks Corporation 2000 Stock Option Plan) and certain equity-based compensation plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)), whether vested or unvested, which include stock options, SARs, RSUs and PSUs granted to employees of the EMEA Subsidiaries. As at December 31, 2009, all share-based compensation instruments were forfeited and/or cancelled. As a result of the cancellation and expiration of the plans in 2009, no related share-based compensation expenses were recognized in 2010.

Share-based compensation

The following table provides the share-based compensation expense for the year ended December 31, 2009:

2009
Share-based compensation expense:
DSUs (a)	$—
Options	44
RSUs (a)	34
PSU - rTSRs	7
PSU - Management OMs	1

Total share-based compensation expense reported - net of tax (b)	$86

(a)	Compensation related to employer portion of RSUs and DSUs was net of tax of nil in 2009.
(b)	Includes $30 recorded in discontinued operations for the year ended December 31, 2009.

24. Liabilities subject to compromise

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

Nortel has accounted for its EMEA Subsidiaries under the equity method of accounting from the Petition Date to May 31, 2010. Therefore, the liabilities of the EMEA Subsidiaries that are subject to compromise are not included in the consolidated results. Also, as of October 1, 2010 Nortel has accounted for the U.S. Subsidiaries, and the subsidiaries they control, under the cost method of accounting and, therefore, the liabilities of the U.S. Subsidiaries that are subject to compromise are not included in the consolidated results as of December 31, 2010.

Liabilities subject to compromise consist of the following as of December 31:

	2010	2009
Trade and other accounts payable	$168	$207
Payable to U.S. Subsidiaries	2,095	—
Restructuring liabilities	84	163
Long-term debt	4,056	4,306
Notes payable	175	—
Pension obligations	1,660	1,335
Post-retirement obligations other than pensions	555	794
Other long-term payables	63	—
Other accrued liabilities	1,563	489
Other	21	64

Total liabilities subject to compromise	$10,440	$7,358

As of December 31, 2010, the Canadian Debtors have received approximately 1,010 claims asserting approximately $29,098 (calculated utilizing exchange rates as of the petition date for presentation purposes) in aggregate outstanding liquidated claims. Some of these claims are unliquidated and are therefore not reflected in the aggregate claim amount above. The Canadian Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions and Canadian debtors involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. Nortel believes the variance between total claims and total liabilities subject to compromise is primarily related to duplicative claims. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors of filed proofs of claim.

As of December 31, 2010, the Canadian Debtors have resolved 351 claims, reducing the aggregate amount claimed against the Canadian Debtors by approximately $5,560. Although the Canadian Court has established a bar date, subject to certain excluded claims, by which certain proofs of claim against the relevant Canadian Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims are and may be permitted. In addition, the Canadian Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time. See note 2 for additional information on the claims process.

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

25. Related party transactions

In the ordinary course of business, Nortel engages in transactions with certain of its equity-owned investees and certain other business partners. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts.

Transactions with related parties for the years ended December 31 are summarized as follows:

	2010	2009
Revenues:
LGE (a)	$6	$11
Vertical Communications, Inc. (“Vertical”) (b)	5	12
Other	6	30

Total	$17	$53

Purchases:
LGE (a)	$42	$110
GNTEL Co., Ltd (“GNTEL”) (c)	18	44
Other	7	13

Total	$67	$167

(a)

LGE held a noncontrolling interest in LGN prior to Nortel’s sale of its interest on June 30, 2010. Nortel’s sales and purchases related primarily to certain inventory-related items up to June 30, 2010. Accounts payable to LGE was net nil and $38 as of December 31, 2010 and 2009.

(b)

Prior to Nortel’s divestiture of its interest in LGN on June 30, 2010, LGN owned a noncontrolling interest in Vertical which supported LGN’s efforts to distribute Nortel’s products to the North American market.

(c)

Prior to Nortel’s divestiture of its interest in LGN on June 30, 2010, Nortel held a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL related primarily to installation and warranty services up to June 30, 2010. As of December 31, 2010 and 2009, accounts payable to GNTEL was nil.

Nortel made capital repayments of $80 and $71 to LGE during the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, accounts receivable from related parties were nil and $8, respectively. As of December 31, 2010 and 2009, accounts payable to related parties were nil and $40, respectively.

Transactions with the EMEA Subsidiaries were also considered related party transactions. See note 26 for information on related party transactions involving the EMEA Subsidiaries.

26. Investment in EMEA Subsidiaries

As discussed in note 1, Nortel accounted for its interest in the EMEA Subsidiaries under the equity method of accounting in accordance with ASC 323, from the Petition Date to May 31, 2010. Only certain of the entities included in the EMEA Subsidiaries have filed for creditor protection at December 31, 2010. Under the equity method of accounting, Nortel recorded its initial investments at their estimated fair value as of the Petition Date, being the date the entities that comprise the EMEA Subsidiaries were deconsolidated by Nortel. Nortel subsequently recognized its interests in the losses and capital transactions of the EMEA Subsidiaries and gave effect to the elimination of unrealized intercompany profits and losses arising from transactions between Nortel and its consolidated subsidiaries and the EMEA Subsidiaries.

At March 31, 2010, Nortel’s net investment in the EMEA Subsidiaries was in a net liability position. Until May 31, 2010, in accordance with ASC 323, Nortel had continued to recognize losses in excess of its net investment in the EMEA Subsidiaries as it had concluded that it was committed to provide non-financial support to the investees. On commencement of the application of the cost method; however, Nortel concluded that this was no longer applicable and has recognized a loss which is classified in reorganization items (see note 6) for the net impact of the cessation of equity accounting, reflecting the net carrying value of the investments. This loss is presented separately from the recognition of NNL’s estimated obligations under guarantees it has provided for the previously equity accounted for investees.

The following table summarizes financial information for the EMEA Subsidiaries operations for the 2010 and 2009 periods:

	2010 (a)	2009
Revenues from continued operations	$243	$977
Revenues from discontinued operations	4	481

Total revenues	$247	$1,458

Gross profit	49	417
Selling, general and administrative expense	116	511
Research and development expense	8	118
Reorganization items	13	141
Investments and other income	(44)	—
Other	6	92

Net loss	$(50)	$(445)

(a)	The 2010 results include only the five months ended May 31 as the EMEA Subsidiaries are accounted for under the cost method effective June 1, 2010.

To provide information that may be useful to the users of these financial statements, the disclosure set out below is provided to identify certain significant events, transactions or balances that have impacted the combined financial information of the EMEA Subsidiaries.

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

Pension expense for the EMEA Subsidiaries for the years ended December 31, 2010 and 2009 was $54 and $115, respectively. During the years ended December 31, 2010 and 2009, contributions of $4 and $35, respectively, were made to the defined benefit plans in the EMEA Subsidiaries. The 2010 operating results only include the five months ended May 31 as the EMEA Subsidiaries are accounted for under the cost method effective June 1, 2010.

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

Reorganization items — net

Reorganization items represent the direct and incremental costs related to the Creditor Protection Proceedings such as revenues, expenses such as professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the years ended December 31 related to the EMEA Subsidiaries consisted of the following:

	2010 (a)	2009
Professional fees	$(39)	$(140)
Interest income	2	6
Pension adjustment		(4)
Lease repudiation	—	2
Employee incentive plans	(9)	(10)
Penalties	—	(9)
Settlements	(3)	17
Gain on divestitures	28	10
Other	8	(13)

Total reorganization items - net	$(13)	$(141)

(a)	The 2010 results include only the five months ended May 31 as the EMEA Subsidiaries are accounted for under the cost method effective June 1, 2010.

Related party transactions

In the ordinary course of business, Nortel engages in transactions with the EMEA Subsidiaries. These transactions are sales and purchases of goods and services under usual trade terms and are measured at their exchange amounts. All material transactions between Nortel and the EMEA Subsidiaries to May 31, 2010 have been eliminated in Nortel’s consolidated financial statements.

The EMEA Subsidiaries related party transactions with Nortel for the years ended December 31 consisted of the following:

	2010 (a)	2009
Sales	$21	$124
Purchases	46	211

(a)	The 2010 results include only the five months ended May 31 as the EMEA Subsidiaries are accounted for under the cost method effective June 1, 2010.

As of December 31, 2009, net accounts receivable and accounts payable to the EMEA Subsidiaries were $56 and $405, respectively.

27. Contingencies

Creditor Protection Proceedings

As discussed in note 2, on January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under Chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. One of Nortel’s French subsidiaries, Nortel Networks SA, was placed into secondary proceedings in France and NNCI filed a voluntary petition for relief under Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor arising prior to the Petition Date, and substantially all pending claims and litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

Pension Benefit Guaranty Corporation Claim

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

The Pensions Regulator “Warning Notice”

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, the Pensions Regulator, purporting to act under The Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The

Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable the Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. In the Warning Notice, the Pensions Regulator identifies certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI, as targets of a procedure before the determination panel of the Pensions Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. . The Pensions Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay, and this appeal is currently pending. On August 5, 2010, a U.S. Magistrate Judge issued a report and recommendation that the order of the U.S. Court be affirmed, which remains pending before the U.S. District Court. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the determinations panel of the Pension Regulator issued a determinations notice indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On July 23, 2010, certain Nortel entities filed an appeal of the determinations notice with the U.K. appeal tribunal, which is ongoing. As a result, as of the date hereof, no FSD has been issued. Nortel is of the view that the determinations notice and any FSD are null and void given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 13.

Communications Test Design, Inc. (CTDI)

On September 21, 2010, NNI filed a complaint in the U.S. Court against CTDI asserting claims for misappropriation of trade secrets, fraud, breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. NNL also filed a complaint on the same date and asserting the same claims against CTDI, plus claims for trademark infringement, trademark dilution and false designation of origin. NNI and NNL each seek compensatory, exemplary, and punitive damages, which together exceed $130, and NNL seeks treble damages and attorneys’ fees, in an amount to be determined, with respect to the trademark claims. On January 3, 2011, CTDI answered the complaints and asserted counterclaims of breach of contract against both NNI and NNL, based on allegations that Nortel purportedly did not sufficiently assist CTDI in expanding its repair business. Further, CTDI has moved to join NNC as a counterclaim defendant. CTDI alleges that it suffered more than $68 in lost revenues, and approximately $28 in lost profits, and wasted certain investments. NNI has moved to dismiss CTDI’s counterclaims and NNL has joined in that part of the motion.

Securities Class Action Claim against former CEO and former CFO

On May 18, 2009, a complaint was filed in the U.S. District Court for the Southern District of New York alleging violations of federal securities law between the period of May 2, 2008 through September 17, 2008, against Mike Zafirovski (Nortel’s former President and Chief Executive Officer) and Pavi Binning (Nortel’s former Executive Vice President, Chief Financial Officer and Chief Restructuring Officer). Although Nortel is not a named defendant, this lawsuit has been stayed as a result of the Creditor Protection Proceedings. Messrs Zafirovski and Binning have filed claims in the U.S. Court for indemnification and contribution for potential liability arising out of this matter in amounts to be determined. As of November 8, 2010, the United States District Court for the Southern District of New York ordered that the matter be placed on the suspense docket pending developments in the Creditor Protection Proceedings.

ERISA Lawsuit

Beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as a defendant in several purported class action lawsuits pursuant to ERISA. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee. This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified. As a result of the Creditor Protection Proceedings, on September 25, 2009, the district court ordered the case administratively closed.

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

Nortel Statement of Claim Against its Former Officers

In January 2005, NNC and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement. See note 16.

Former Officers’ Statements of Claim Against Nortel

In April 2006, Mr. Dunn filed a Notice of Action and Statement of Claim in the Ontario Superior Court of Justice against NNC and NNL asserting claims for wrongful dismissal, defamation and mental distress, and seeking punitive, exemplary and aggravated damages, out-of-pocket expenses and special damages, indemnity for legal expenses incurred as a result of civil and administrative proceedings brought against him by reason of his having been an officer or director of the defendants, pre-judgment interest and costs. Mr. Dunn has further brought an application before the Ontario Superior Court of Justice against Nortel and NNL seeking an order that, pursuant to its by-laws, Nortel reimburse him for all past and future defense costs he has incurred as a result of proceedings commenced against him by reason of his being or having been a director or officer of Nortel.

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

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of December 31, 2010, the accruals on the consolidated balance sheet for environmental matters were $9. Based on information available as of December 31, 2010, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at five sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to in the paragraph directly above.

28. Subsequent events

In addition to the events identified in notes 1, 2 and 13, the Company has evaluated subsequent events through the filing date and determined that no other significant events occurred which require disclosure.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO), John M. Doolittle, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at December 31, 2010. Based on this evaluation, management, including the CFO, has concluded that our disclosure controls and procedures as at December 31, 2010 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management, including the CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that we maintained effective internal control over financial reporting as at December 31, 2010.

This report does not include an attestation report of Nortel’s independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer (as defined in SEC Rules), management’s report was not subject to attestation by Nortel’s independent registered public accounting firm pursuant to SEC Rules that permit Nortel to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. During 2009 and 2010, we completed several business divestitures and streamlined our business infrastructure and implemented processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes continued to materially affect our internal control over financial reporting throughout 2010 or are reasonably likely to continue to materially affect our internal control over financial reporting. Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, as well as to changes arising from the realignment of certain work between the Canadian Debtors and U.S. Debtors as part of the separation of various corporate functions to allow each estate to become standalone, while maintaining effective control over financial reporting.

ITEM 9B.	Other Information

On March 2, 2011, NNI executed a further amendment to Mr. Riedel’s employment agreement to extend Mr. Riedel’s employment with NNI to August 31, 2011. The election to continue Mr. Riedel’s employment beyond January 1, 2011 was made by NNI’s U.S. Principal Officer, together with the Canadian Monitor, and in consultation with the Unsecured Creditors Committee and the Ad Hoc Bondholder group.

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

Board of Directors

Name and Age	Position Currently Held	Date of Appointment to the Nortel Boards
Jalynn H. Bennett, C.M. (68)	Director	June 29, 2005
Gregory R. Cote (45)	Director	September 27, 2010
David I. Richardson (69)	Chair	March 27, 2009

•

Jalynn H. Bennett, C.M. is a corporate director. She was President of Jalynn H. Bennett and Associates Ltd., a consulting firm in strategic planning and organizational development in both the public and private sectors, from 1989 to July 2010. Prior to establishing that firm, Mrs. Bennett was associated for nearly 25 years with Manulife Financial. Mrs. Bennett is a member of the Lawrence National Centre for Policy and Management Advisory Council of the Richard Ivey School of Business at the University of Western Ontario, the Toronto Society of Financial Analysts and the Toronto Association of Business Economists. She is also a Director of Cadillac Fairview Corporation Limited and the Sick Kids Foundation, and a Fellow of the Institute of Corporate Directors in Canada. Mrs. Bennett has many years of audit committee service, including past membership on the audit committees of Teck Resources Limited, Ontario Power Generation, Bombardier Inc., CanWest Global Communications and Sears Canada. Mrs. Bennett is past Commissioner of the Ontario Securities Commission and was a member of the Toronto Stock Exchange and Canadian Institute of Chartered Accountants’ Joint Committee on Corporate Governance (The Saucier Committee). She earned a Bachelor of Arts in economics from the University of Toronto. Mrs. Bennett’s extensive experience in corporate governance and finance matters has been and continues to be a valuable resource for the Nortel Boards.

Public Board Membership in the Past Five Years: Canadian Imperial Bank of Commerce (1994 – present), Teck Resources Limited (2005 – present), Sears Canada (1993 – 2005), CanWest Global Communications Corp. (2000 – 2005)

Current Audit Committee Membership: Canadian Imperial Bank of Commerce, Cadillac Fairview Corporation (Chair)

•

Gregory R. Cote is a corporate director. He was Senior Vice President, Corporate Finance and Strategy for ACE Aviation Holdings Inc. (ACE) from 2005 to 2008. Prior to joining ACE, Mr. Cote was a Partner in the insolvency practice at Ernst & Young since 1997. He was also a Senior Vice President of Ernst & Young’s corporate finance business, and was formerly a trustee in bankruptcy. Mr. Cote has a Chartered Accountant designation from the Institute of Chartered Accountants of Ontario, and holds a Bachelor of Commerce degree from McMaster University.

Public Board Membership in the Past Five Years: none

Current Audit Committee Membership: none

•

David I. Richardson is a corporate director. He is Chairman of the Board of Directors of Air Canada, and a Director and the Chair of the Audit, Finance and Risk Committee of ACE Aviation Holdings Inc. Mr. Richardson is the former Chairman of Ernst & Young Inc. (Canada) and a former Executive Partner of Ernst & Young LLP. Mr. Richardson joined its predecessor, Clarkson, Gordon & Co., in 1963 and was appointed President of The Clarkson Company Limited in 1982. Mr. Richardson was also a member of the Management and Executive Committees of Ernst & Young LLP, national managing partner of that firm’s Corporate Finance practice and senior partner in the Corporate Recovery and Restructuring practice until his retirement from the partnership in 2002. He is also a Governor and Vice-Chairman of the Board of Governors of Upper Canada College. He holds a Bachelor of Commerce degree from the University of Toronto, is a member and a Fellow of the Institute of Chartered Accountants of Ontario, and a life member of the Canadian Association of Insolvency and Restructuring Professionals. Mr. Richardson’s background in finance, particularly in the area of corporate recovery and restructuring, is particularly valuable to the Nortel Boards in light of the Creditor Protection Proceedings.

Public Board Membership in the Past Five Years: Air Canada (2004 – present), ACE Aviation Holdings Inc. (2004 – present), Jazz Air Holding GP Inc. (2005 – 2008), Aeroplan Income Fund, now known as Groupe Aeroplan (2005 – 2008), and Husky Injection Moulding Systems (2004 – 2007)

Current Audit Committee Membership: ACE Aviation Holdings Inc. (Chair)

Executive Officers

The NNC Board of Directors appoints and may remove executive officers of NNC. Generally, such officers hold their position until a successor is appointed or until the officer resigns. Set forth below are the names of our current executive officers, their ages, offices currently held and year of appointment. The executive officers are also officers of NNL.

Name and Age	Office and Position Currently Held	Year of Appointment
John Marshall Doolittle (47)	Senior Vice-President, Corporate Services and Chief Financial Officer	2010
Clarke Edward Glaspell (44)	Controller	2009
Christopher Simon Ricaurte (51)	President, Nortel Business Services	2010
George Andrew Riedel (53)	Chief Strategy Officer and President, Business Units	2010

•

J.M. Doolittle was appointed Senior Vice-President, Corporate Services and Chief Financial Officer effective March 22, 2010, prior to which he was Senior Vice-President, Finance and Corporate Services effective August 10, 2009, prior to which he was Treasurer. Prior to his appointment as Treasurer on June 23, 2008, he served as Chief Financial Officer with CCL Industries, a global company dealing in specialty packaging and labeling solutions for the consumer products and healthcare industries, from January to March 2008. Previously, he also served as Vice-President of Financial Planning and Analysis of Nortel from April 2006 to December 2007 and Vice-President, Tax of Nortel from October 2002 to March 2006.

•

C.E. Glaspell was appointed Controller effective October 10, 2009. Mr. Glaspell is a chartered accountant with over 15 years of finance work experience. Since joining Nortel in April of 2000, Mr. Glaspell has held various positions and has gained significant expertise in several areas including corporate consolidations, corporate control and external reporting. Prior to joining Nortel, Mr. Glaspell earned his chartered accountancy designation while employed by Deloitte & Touche.

•

C.S. Ricaurte was appointed President, Nortel Business Services (NBS) effective February 2, 2010. Prior to this appointment, he served as Senior Vice-President, Finance, NBS from August 2009 to February 2010 and as Vice-President, Financial Planning and Analysis, Global Operations from April 2007 to August 2009. From 2004 to 2007, Mr. Ricaurte acted as CFO-CHEP, Europe of Brambles, a global provider of support services headquartered in Sydney, Australia.

•

G.A. Riedel was appointed Chief Strategy Officer and President, Business Units effective April 12, 2010, prior to which he was Chief Strategy Officer since February 28, 2006. From March 2003 to February 2006, he was Vice-President, Strategy and Corporate Development at Juniper Networks, an information technology company. In this role, Mr. Riedel was involved in developing and executing a growth strategy to expand Juniper’s portfolio and partnerships. He was heavily engaged in a number of Juniper’s acquisitions and strategic partnerships. Prior to his position with Juniper, Mr. Riedel held a number of positions during 15 years with the Boston-based management consulting firm McKinsey & Company, the most recent being Director, Australia and Singapore, from November 1987 to December 2002.

Each of Messrs. Doolittle and Riedel was an executive officer of NNL and NNC on January 14, 2009 and when the Canadian Debtors filed for creditor protection under the CCAA. Further, Mr. Doolittle was an officer of each of the U.S. Debtors on January 14, 2009 when the U.S. Debtors (other than NNCI) filed voluntary petitions under Chapter 11. Mr. Doolittle was also a director and officer of NNCI on July 14, 2009 when NNCI filed a voluntary petition under Chapter 11. As of June 1, 2010, Mr. Doolittle resigned from his position as an officer and/or director of each U.S. Debtor. As of December 31, 2010, Mr. Doolittle resigned from his position as an officer and/or director of all of the other U.S. Subsidiaries. As of the date of this report, Mr. Ricaurte is a director of each U.S. Debtor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of Nortel to file reports concerning their ownership of equity securities of Nortel with the SEC and Nortel. Based solely on a review of the information received and written representations from the persons subject to Section 16(a), we believe that all of Nortel’s directors and executive officers filed their required reports on a timely basis during 2010.

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

•

the Canadian Monitor is responsible for the oversight of the business, sales processes, claims processes and other restructuring activities of NNC, NNL and the other Canadian Debtor subsidiaries. In the U.S., the U.S. Principal Officer has been appointed by the U.S. Court for each of the U.S. Debtors to work in conjunction with creditors and the Canadian Monitor;

•	a court order was obtained in Canada relieving NNC and NNL from the obligation to call and hold annual meetings until after the termination of the stay period under the CCAA Proceedings; and

•	NNC common shares and NNL preferred shares no longer trade on any stock exchange.

A new joint mandate of the Nortel Boards was therefore approved effective February 26, 2010. At such time, the mandates of the NNC Board, the NNL Board, the Nominating and Governance Committee of NNC, the CHRC, the Litigation Committee of NNC and the Pension Fund Policy Committee of NNL, as well as the Statement of Governance Guidelines of NNC and NNL, were repealed.

Under their joint mandate, the Nortel Boards review, discuss and approve various matters relating to the business and operations, sales processes, transitions services, corporate group services and other restructuring activities of NNC and NNL with a view to the best interests of NNC, NNL and their creditors and shareholders generally.

Each of the Nortel Boards has the same non-executive chair and is comprised of three directors. Mr. MacNaughton, who served as a director on the Nortel Boards beginning in June of 2005, resigned on September 12, 2010. The Nortel Boards carried out a process to identify a suitable candidate to replace him. Mr. Cote was appointed to fill the vacancy on September 27, 2010, and the Nortel Boards oversaw orientation sessions for him. The Nortel Boards do not anticipate making any further changes to the composition of the Nortel Boards during the continuance of the Creditor Protection Proceedings. However, in the event of another vacancy, a similar process will be carried out to identify a candidate. Continuing education is provided to directors in the form of presentations from senior management regarding Nortel’s business, including Nortel’s restructuring activities and the Creditor Protection Proceedings, at each regularly scheduled meeting of the Nortel Boards.

The joint mandate of the Nortel Boards requires that the Nortel Boards be comprised of not less than the number of “independent” directors as required by applicable law. For this purpose, “independent” has the meaning defined under applicable securities laws in force from time to time and having regard to our Independence Standards, as amended by the Nortel Boards from time to time, and includes the independence definitions under the NYSE Listing Standards (although such standards ceased to be applicable to Nortel when the NNC common shares were delisted from the NYSE). In accordance with our Independence Standards, the independence definitions under the NYSE listing standards and applicable SEC and Canadian Securities Administrators (CSA) rules, the Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each of Mrs. Bennett and Messrs. Cote and Richardson is independent. The Nortel Boards previously determined that the other individual who served as a member of the Nortel Boards during 2010, Mr. MacNaughton, was independent in accordance with our standards for director independence which were included in our Statement of Governance Guidelines, the independence definitions under the NYSE listing standards, and applicable SEC and CSA rules, based on information provided by him as to his personal and professional circumstances.

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

Regularly scheduled meetings of the Nortel Boards are held at such time or times as the Chair may determine. Special meetings of the Nortel Boards may be called by, or by the order of, the Chair or any two directors of NNC and NNL. For a summary of 2010 director attendance, see “Number of Meetings Attended in 2010” in this section of this report.

The Nortel Boards periodically review the adequacy and form of director compensation in light of the risks and responsibilities of serving as a director during the continuance of the Creditor Protection Proceedings, court orders issued in connection with such proceedings and market practice. All compensation for the directors must be approved by the Nortel Boards. Director compensation is described under “Director Compensation for Fiscal Year 2010” in the “Executive and Director Compensation” section of this report.

During the continuance of the Creditor Protection Proceedings, the assessment of whether the Nortel Boards, the Audit Committees and individual directors are performing effectively is conducted informally among the directors. A formal annual evaluation is not conducted.

Audit Committees

A joint mandate of the Audit Committees was approved effective February 26, 2010. The mandate provides that the Committees must be composed of not less than three directors, each of whom must meet any applicable securities law requirement to be “independent” and/or “financially literate” as such terms are defined under applicable securities laws and our Independence Standards. Each of Mrs. Bennett and Messrs. Cote and Richardson is a member of the Audit Committees and Mr. Cote is the Chair of the Audit Committees. The Nortel Boards have determined, based on information provided by each director as to their personal and professional circumstances, that each director is independent as defined in our Independence Standards and the independence definitions for audit committee service under the NYSE listing standards and applicable SEC and CSA rules. The Nortel Boards have also determined that, based on information provided by each director as to their personal and professional credentials, all of the members of the Audit Committees are financially literate in accordance with the financial literacy definitions under the NYSE listing standards and the applicable rules of the SEC and the CSA. Since the NNC common shares were delisted from the NYSE, we have ceased to designate any member of our Audit Committees as an “audit committee financial expert”. As described above under “Board of Directors”, each Audit Committee member brings significant skill, education and experience to their responsibilities.

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

The Audit Committees have direct access to the internal auditor and independent auditors to discuss and review specific issues as appropriate. The Audit Committees have established complaint procedures, through our compliance group, as well as a hiring policy for current and former employees of the independent auditors. In addition to the executive session held at each meeting with the Audit Committees, separate executive sessions are held by the Audit Committees on a periodic basis with the independent auditors, the internal auditor and other members of senior management.

Number of Meetings Attended in 2010(1)

Director	Boards(2)		Audit Committees(2)
	NNC	NNL	NNC	NNL
Jalynn H. Bennett	22/23	22/23	14/14	14/14
Gregory R. Cote(3)	4/4	4/4	3/3	3/3
John A. MacNaughton(4)	16/17	16/17	16/17	16/17
David I. Richardson	23/23	23/23	14/14	14/14

(1)

Table indicates meetings held at any time during 2010 and attendance of individual directors only while such individual was a director of the Nortel Boards or a member of the Audit Committees, as applicable. Table does not include actions taken by written resolutions of the Nortel Boards or Audit Committees.

(2)	All meetings of the Nortel Boards were held together as joint meetings. All meetings of the Audit Committees were held together as joint meetings.
(3)	Mr. Cote was appointed to the Nortel Boards effective September 27, 2010, and on the same date was appointed as Chair of the Audit Committees.
(4)	Mr. MacNaughton resigned from the Nortel Boards effective September 12, 2010, and on the same date resigned from his position as Chair of the Audit Committees.

Code of Ethics

Nortel’s Code of Business Conduct, which is our code of ethical business conduct, provides detailed guidelines on Nortel’s approach to competition in the marketplace, the standards of conduct expected of all Nortel directors, officers and employees and the central role integrity must play in daily conduct at Nortel, with an emphasis on honesty and compliance with all applicable laws. On November 23, 2010, Nortel’s officers and employees (except those on leave) were asked to certify or recertify, as applicable, that they have read the Code of Business Conduct, understand it and will comply with its provisions, and that they will contact the Ethics Office to report known or suspected violations. In the fourth quarter of 2010, Nortel’s directors certified that they have read, understood and will comply with the terms of the Code of Business Conduct. In addition to the certification process, Nortel has other processes for ensuring its ethics requirements are being met, including dedicated ethics and compliance personnel, an internal website dedicated to ethics and compliance matters and communications on the need to report violations and suspected violations. Any future amendments to our Code of Business Conduct will be posted on our website at www.nortel.com. Any waiver of a requirement of our Code of Business Conduct, if granted by the Nortel Boards or any Board Committee, will be posted on our website at www.nortel.com as required by law.

The Chief Compliance Officer is responsible for security, business ethics and compliance, which includes: periodically reporting to the Nortel Boards regarding ethics and compliance matters; preparing periodic communications to employees regarding compliance and ethical business practices; and developing and monitoring policies and procedures relating to business ethics and compliance. The Chief Compliance Officer reports to the Senior Vice-President, Corporate Services and Chief Financial Officer; and the Chair of the Audit Committees.

Use of Material Non-Public Information and Insider Trading Policy

All employees, officers, and members of Nortel Boards are subject to insider trading laws generally. In accordance with applicable corporate policy, there are certain individuals who, by virtue of their role, are “deemed insiders”. Because they may have knowledge of, or access to, material information, the trading activities of these individuals are restricted by Nortel. Such individuals may not engage in any trading activity for specified periods of time throughout the year, known as “black out periods”. These deemed insiders may only trade during prescribed “window periods”, and even then, only if they do not have knowledge of any Nortel material non-public information at that time.

Shareholder Communication

Nortel communicates regularly with stakeholders through press releases, annual and quarterly reports and through our website at www.nortel.com. Stakeholders may communicate directly with the Nortel Boards, non-management directors, the Chair of the Nortel Boards or any other individual directors by writing care of the Corporate Secretary, Nortel Networks Corporation, 5945 Airport Road, Suite 360, Mississauga, Ontario L4V 1R9. All correspondence, with the exception of solicitations for the purchase or sale of products and services, communications of an inappropriate nature or similar types of communications, will be forwarded to the directors to whom such correspondence is addressed. In addition, any such communication that relates to accounting, internal accounting controls or auditing matters will also be referred to the Chair of the Audit Committees of NNC and NNL, if not already addressed to him.

ITEM 11.	Executive and Director Compensation

Summary Compensation Table for Fiscal Year 2010

The following table sets forth the compensation awarded to, earned by, or paid to each of Nortel’s named executive officers for services rendered by them to Nortel during the 2010 fiscal year. Nortel’s obligations concerning named executive officer compensation will continue to be reviewed in the context of Creditor Protection Proceedings.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Stock Incentive Plan Compen- sation ($)		Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(1)		Total ($)
P.S. Binning	2010	190,375	(3)	1,932,554	(3)(4)	—	—	801,860	(3)(5)	—	106,906	(3)	3,031,695
Former Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer(2)	2009	598,860	(3)	—		—	—	1,327,974	(3)	—	25,088	(3)	1,951,922

G.A. Riedel	2010	563,654	(6)	1,000,000	(7)	—	—	1,134,000	(5)	—	13,274		2,710,928
Chief Strategy Officer and President, Business Units	2009	450,000		—		—	—	997,875		—	65,380		1,513,255

C.S. Ricaurte	2010	586,538	(8)	206,250	(9)	—	—	1,788,500	(10)	—	12,250		2,593,538
President, Nortel Business Services

(1)

In accordance with the SEC rules, for each named executive officer, the table below sets forth specific amounts for payments or reimbursements by Nortel in 2010 with respect to taxes, contributions to defined contribution plans and accrued vacation. No named executive officer received any perquisite with a value exceeding the greater of $25,000 or 10% of his total perquisites.

P.S. Binning	•	Nortel contributions under the Managerial and Non-Negotiated Pension Plan (Part III) defined contribution pension plan

	•	Taxes paid on his behalf for tax preparation services

	•	Payment for accrued and unused vacation in accordance with Company-wide policy

G.A. Riedel	•	Nortel contributions under the Nortel Networks Long-Term Investment Plan

	•	Taxes paid on his behalf for tax preparation services

C.S. Ricaurte	•	Nortel contributions under the Nortel Networks Long-Term Investment Plan

(2)

On March 19, 2010, Nortel announced that Mr. Binning would step down from his role as Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer effective March 21, 2010, and would stay on with the Company to assist in the completion of announced business sales and in the transition of certain of his responsibilities. Mr. Binning departed from the Company effective April 16, 2010.

(3)

Represents the U.S. Dollar equivalent of certain payments actually earned or paid in local currency. Compensation paid in Canadian Dollars has been converted using the average of the exchange rates in effect during 2010 equal to US$1.00 = CAD$1.0349 and during 2009 equal to US$1.00 = CAD$1.1405, respectively.

(4)	Represents a special one-time performance bonus pursuant to a letter agreement entered into on March 26, 2010 between NNL and Mr. Binning.
(5)	Represents incentive cash awards earned under the Nortel Networks Limited Annual Incentive Plan (the Incentive Plan) and the Nortel Networks Corporation Key Executive Incentive Plan (the KEIP).
(6)	Mr. Riedel’s base salary was increased from $450,000 to $600,000 effective April 1, 2010.
(7)	Represents a special one-time discretionary award approved by the Boards of Directors of NNC & NNL effective April 12, 2010.
(8)	Mr. Ricaurte’s base salary was increased from $425,000 to $600,000 effective February 1, 2010.
(9)	Represents a payment under the special incentive arrangement pursuant to a letter agreement entered into on February 1, 2010.
(10)

Consists of an award of $732,000 pursuant to the Incentive Plan; an award of $219,000 pursuant to the KEIP; and an award of $837,500 under the special incentive arrangement pursuant to a letter agreement entered into on February 1, 2010. The special incentive arrangement award will be paid to Mr. Ricaurte no later than March 15, 2012, subject to his continued employment until December 31, 2011.

Material Terms of Employment Agreements and Arrangements with Named Executive Officers

The following is a summary of the material terms of the employment agreements for the named executive officers. Obligations of Nortel or NNI, as applicable, under these agreements will continue to be reviewed and considered in the course of the Creditor Protection Proceedings. For more information regarding the named executive officers’ pension benefits and other post-employment compensation, see “Pension Benefits for Fiscal Year 2010” and “Potential Payments upon Termination or Change in Control” below in this section of this report.

Mr. Binning

NNL entered into an employment agreement with Mr. Binning in connection with his appointment as Executive Vice-President and Chief Financial Officer effective November 12, 2007. The agreement provided that he was eligible to participate in certain employee benefit plans and the Nortel relocation program in accordance with the generally applicable terms of such plans. As of July 2008, Mr. Binning’s relocation to Toronto was completed. Mr. Binning waived any entitlement under the CIC Plan (as defined below) upon becoming eligible to participate in the KEIP.

NNL entered into an additional agreement with Mr. Binning effective March 26, 2010, in connection with the completion of the sale of certain business units that modified his employment arrangement with NNL. The agreement provided that he be eligible to receive a performance bonus of CDN $2.0 million pursuant to his assistance in completing a number of business sale transactions, of which 50% was paid on April 23, 2010 (First Payment Date) and the remaining 50% was paid on August 13, 2010 (Second Payment Date). Pursuant to the agreement, Mr. Binning remained a full-time employee of NNL and continued to be eligible to receive base salary until April 16, 2010. During the period beginning on April 17, 2010 and ending on the Second Payment Date, Mr. Binning served as a consultant to Nortel. By executing the agreement, Mr. Binning agreed to forfeit all rights in connection with a claim for severance under his previous employment agreement or any other severance plan, agreement or arrangement.

Mr. Riedel

NNI entered into an employment agreement dated June 12, 2008 with Mr. Riedel in connection with the change of his primary business office from Toronto, Ontario to Billerica, Massachusetts effective June 23, 2008. His primary business location was changed after considering both the needs of Nortel and Mr. Riedel’s personal situation. This agreement updates and replaces the terms and conditions of the letter agreement dated January 27, 2006. All benefits for which Mr. Riedel was eligible as a result of his business office being in Toronto, Ontario, including tax equalization, ceased upon the commencement of his primary business office in Billerica, Massachusetts on June 23, 2008. Under the terms of the agreement, Mr. Riedel is eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. Mr. Riedel waived any entitlement under the CIC Plan upon becoming eligible to participate in the KEIP.

NNI entered into a new employment agreement dated April 29, 2010 with Mr. Riedel in connection with his appointment as Chief Strategy Officer and President, Business Units effective April 12, 2010, subject to U.S. Court approval, which was subsequently obtained on May 3, 2010. This agreement amends, restates and supersedes the agreement dated January 27, 2006 and the supplemental agreement dated June 12, 2008. Under the terms of the new agreement, Mr. Riedel’s base salary increased to $600,000 per annum effective April 1, 2010 and he continues to participate in the Incentive Plan with an annual target award of 100% of base annual salary. Mr. Riedel is also eligible to receive a special incentive bonus of up to $3.47 million, subject to Mr. Riedel’s continued employment with NNI until January 1, 2011 (or such later date as described below) and the achievement of certain performance goals by no later than March 15, 2012. $600,000 of the special incentive bonus will be earned upon the occurrence of either (i) the closing of a sale of all or substantially all of Nortel’s IP assets or (ii) the substantial implementation of an alternative business strategy for monetizing Nortel’s IP assets. $2.87 million of the special incentive bonus will be earned to the extent Nortel realizes certain dollar amounts in regard of Nortel’s IP assets through the sale and/or monetization process described above with the bonus amount being directly proportionate to the dollar amount realized by Nortel. Payment of any portion of the special incentive bonus will be made on or after January 1, 2011, but no later than March 15, 2012. By no later than June 30, 2010, Mr. Riedel was eligible to receive an accelerated payment of any award under the KEIP not yet paid at that time. The agreement provided that Mr. Riedel’s employment with NNI would be terminated by NNI on, but not prior to, January 1, 2011, unless NNI’s U.S. Principal Officer, together with the Monitor appointed under the CCAA, in consultation with the U.S. Creditors Committee and the Bondholder Group, elected to continue Mr. Riedel’s employment beyond January 1, 2011, in which case Mr. Riedel would be entitled to continue to receive the same base salary and Incentive Plan described above. NNI’s termination of Mr. Riedel’s employment on or after the January 1, 2011 termination date other than for Cause (as defined in the Agreement) will not affect his eligibility to receive the special incentive bonus on the terms described above. Mr. Riedel also forfeited his right to any benefit pursuant to the Nortel Enhanced Severance Allowance Plan or any other right in connection with a claim for severance upon execution of the agreement. Mr. Riedel remains eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. On November 10, 2010, Nortel amended the above described employment agreement with Mr. Riedel dated April 29, 2010, extending his termination date to March 31, 2011. On March 2, 2011, Nortel further amended the above described employment agreement with Mr. Riedel dated April 29, 2010, further extending his termination date to August 31, 2011.

Mr. Ricaurte

NNI originally entered into an employment agreement dated December 26, 2006 with Mr. Ricaurte in connection with his hiring as Vice President, Financial Planning & Analysis, Global Operations. The agreement specified the terms of Mr. Ricaurte’s employment, including his base salary and Incentive Plan eligibility and a cash sign-on bonus and equity grant. Mr. Ricaurte was also eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. The agreement was modified by further letter agreements dated March 27, 2009 and September 18, 2009, which modified the terms of Mr. Ricaurte’s base salary and Incentive Plan participation.

NNI entered into a new employment agreement dated February 1, 2010 with Mr. Ricaurte in connection with his appointment as President, Nortel Business Services effective February 2, 2010, which agreement was approved by the U.S. Court on March 4, 2010. This agreement amends, restates and supersedes the employment agreement dated December 26, 2006 and supplement agreements dated March 27, 2009 and September 18, 2009. In connection with the new agreement, Mr. Ricaurte’s salary increased to $600,000 per annum effective February 1, 2010 and he continues to participate in the Incentive Plan with an annual target of 100% of his base salary. Mr. Ricaurte is also eligible for a special incentive arrangement as follows: (a) subject to his continued employment until December 31, 2011, a performance incentive of $1,675,000 upon achievement of target level performance objectives as determined by the U.S. Principal Officer of NNI (described in more detail below), eligible to be earned in two parts as follows: (i) for the period January 1, 2010 to December 31, 2010, $837,500, at target; and (ii) for the period January 1, 2011 to December 31, 2011, up to $837,500 at target (such amounts to be paid no later than March 15, 2012); and (b) an amount of $825,000 to be earned in two parts as follows: (i) subject to continued employment until December 31, 2010, $206,250 (to be paid no later than March 15, 2011); and (ii) subject to continued employment until December 31, 2011, $618,750 (to be paid no later than March 15, 2012).

Mr. Ricaurte’s performance objectives determined by the U.S. Principal Officer of NNI are similar to those used under the Nortel Special Incentive Plan (the NSIP), in order to align Mr. Ricaurte’s objectives with those of other NBS employees participating in the NSIP. None of the named executive officers is a participant in the NSIP, which was approved by the U.S. Court on March 4, 2010 and by the Canadian Court on March 8, 2010. The NSIP was developed by Nortel and NNI in conjunction with their compensation consultant, Mercer (US) Inc. (Mercer), as well as a number of significant stakeholders, and is designed to provide cash incentive payments to certain employees (other than those domiciled in EMEA or employed by one of the joint ventures) holding positions with NBS or Corporate Group, to encourage the achievement of certain performance targets and other important business goals, including the successful conclusion of the CCAA Proceedings and the Chapter 11 Proceedings, the compliance with obligations under the TSAs and the wind down of various legal entities.

The metrics applicable to Mr. Ricaurte were as follows: (1) 2010 Full Year NBS Net Cash defined as total NBS bill to buyer less total NBS Operating Cost. Operating Cost is defined as NBS gross spending less depreciation, (2) Recovery Value of Leave Behind Assets, and (3) Service Level Agreement Contract Penalties on TSAs, defined as the number of times a Contract Penalty occurs over 2010. The weighting of these metrics applicable to the achievement of Mr. Ricaurte’s performance is 40%, 40% and 20% respectively for metrics 1, 2 and 3. On March 3, 2011, the Nortel Boards determined that Mr. Ricaurte had met or exceeded each of the three target achievement levels for each of these metrics. Accordingly, the Nortel Boards awarded Mr. Ricaurte a performance incentive of $837,500, which will be paid to him no later than March 15, 2012, subject to his continued employment until December 31, 2011.

In the event NNI terminates Mr. Ricaurte’s employment other than for Cause (as defined in the agreement), or upon the termination of his employment due to death or disability, Mr. Ricaurte will receive immediate full acceleration and payment of (y) $1,250,000 in the event of termination during 2010 due to disability, or (z) $2,500,000 in the event of (A) termination by NNI during 2010 or 2011 not for Cause or due to death, or (B) termination during 2011 due to disability, in each case reduced by any amounts of the special incentive arrangement already paid to him. The applicable amount will be paid to him (or his estate) as soon as reasonably practicable but not later than 60 days following such termination of employment, but in no event later than March 15 of the year following the year in which the employment termination occurs.

Mr. Ricaurte was also eligible to receive, by March 15, 2010, an accelerated payment of any award under the KEIP not yet paid at that time. Mr. Ricaurte remains eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. In addition, at the end of his assignment, he will receive assistance with the sale of his home in Raleigh, NC and Mr. Ricaurte will be eligible for Nortel’s Guaranteed Home Sale Provision as well as Home Equity Loss Protection offered to certain employees (unless he resigns or is otherwise reimbursed for similar amounts by his new employer). These benefits include assistance to market and sell Mr. Ricaurte’s home to a qualified buyer within a specified time period, including real estate commissions, attorney’s fees, inspection fees and other standard home sale expenses incurred. If a qualified buyer is not identified within the specified marketing period, Nortel or NNI, as applicable, will establish a guaranteed price offer to purchase Mr. Ricaurte’s home, based on independent market appraisals. If the guaranteed price offer is less than the original purchase price of the property, the Home Equity Loss Protection will guarantee Mr. Ricaurte a maximum of up to the lower of: (i) 10% of the original purchase price of the property, or (ii) $50,000.

Non-Equity Incentive Plan Compensation

Annual Incentive Plan

The Nortel Networks Limited Annual Incentive Plan (the Incentive Plan) is an ordinary course of business compensation program that has been in place for several years. The Incentive Plan is a broad-based plan in which nearly all employees in non-sales positions are eligible to participate.

For 2010, the Incentive Plan was designed in two parts, one for the remaining business units (MEN, CVAS, GSM/UMTS, MSS and LGN) (the Nortel Networks Limited Annual Incentive Plan for Business Units (Incentive Plan for Business Units)) and the other for NBS and Corporate Group (the Nortel Networks Limited Annual Incentive Plan for Nortel Business Services and Corporate Group (Incentive Plan for NBS and Corporate Group)). The bifurcation of the Incentive Plan was intended to align the work that remains to be done in the Creditor Protection Proceedings by motivating the employees in the business units to continue to work towards the divestitures of the business units, on the one hand, and motivating the employees in NBS and Corporate Group to continue to fulfill the contractual obligations under the TSAs, complete our restructuring matters and plan toward conclusion of the Creditor Protection Proceedings, respectively, on the other hand. The Incentive Plan for Business Units uses quarterly plan periods. Under the Incentive Plan for NBS and Corporate Group, award determinations and payouts for senior management are made on an annual basis. Prior to his departure, Mr. Binning was eligible to participate in the Incentive Plan for Business Units. Mr. Ricaurte is eligible to participate in the Incentive Plan for NBS and Corporate Group. Mr. Riedel also participated in the Incentive Plan for NBS and Corporate Group in 2010 in conjunction with his appointment as Chief Strategy Officer and President, Business Units in April 2010.

In 2010, bonuses under the Incentive Plan for Business Units were based on the achievement of established performance metrics for a given calendar quarter, subject to the discretion of the Nortel Boards. In 2010, the amount of Mr. Binning’s quarterly cash bonus award under the Incentive Plan for Business Units was determined by the following formula:

Annual Base Salary	X	25%	X	Target % for each named executive officer	X	Applicable Business Unit Factor (Board discretion to adjust upward/downward)

Mr. Binning’s target percentage for 2010 was 100%.

On March 10, 2010, the Nortel Boards approved the following metrics for the first quarter under the Incentive Plan for Business Units: revenue, operating expense (not applicable to MSS and LGN), management operating margin (applicable only to MSS) and headcount reduction (not applicable to GSM/UMTS or MSS). The resulting Business Unit Factors from each of the five businesses were averaged together to determine Mr. Binning’s Business Unit Factor for the first quarterly plan period. Based on the performance of the applicable business units in the first quarter of 2010, Mr. Binning’s first quarter award under the Incentive Plan for Business Units was ultimately determined using a Business Unit Factor of 86%. Due to Mr. Binning’s resignation as Executive Vice-President, Chief Financial Officer and Chief Restructuring Officer on March 21, 2010, he was not eligible to participate in the Incentive Plan for Business Units following the first quarterly plan period.

Messrs. Ricaurte and Riedel participate in the Incentive Plan for NBS and Corporate Group and, as members of senior management, received award determinations and payouts on an annual basis. The amount of their annual cash bonus awards under the Incentive Plan for NBS and Corporate Group was determined by the following formula:

Annual Base Salary	X	Target % for each named executive officer	X	Applicable NBS/Corporate Group Performance Factor (Board discretion to adjust upward/downward)

Messrs. Ricaurte and Riedel each had a target percentage for 2010 of 100%.

On April 20, 2010, the Nortel Boards approved a mix of financial and operational metrics for the first half of 2010 under the Incentive Plan for NBS and Corporate Group. With respect to the Corporate Group, the metrics included cash, cost management and numerous asset management and corporate operational milestones. With respect to NBS, the metrics included NBS net cash, headcount restructuring, cash collections and numerous operational milestones. On September 10, 2010, the Nortel Boards approved a mix of financial and operational metrics for the second half of 2010 under the Incentive Plan for NBS and Corporate Group. With respect to the Corporate Group, the metrics included cost management and numerous asset management and operational milestones. With respect to NBS, the second half metrics included NBS net cash, collections and numerous operational milestones.

For the first half of 2010, based on performance relative to the metrics described above, the NBS performance factor was 125% and the Corporate Group performance factor was 110%. For the second half of 2010, the NBS performance factor was 1.19 and the Corporate Group performance factor was 1.17. Mr. Ricaurte’s performance factor was based on an average of the first and second half NBS performance factors, while Mr. Riedel’s performance factor was based on an average of the first and second half Corporate Group performance factors. Therefore, on March 3, 2011, the Nortel Boards approved Mr. Ricaurte’s annual NBS performance factor of 1.22 and Mr. Riedel’s annual Corporate Group performance factor of 1.14. Messrs. Ricaurte and Riedel will receive payment of their 2010 awards under the Incentive Plan for NBS and Corporate Group as soon as practicable following the Nortel Boards’ approval of the applicable performance factors, in accordance with plan terms.

Key Executive Incentive Plan

We developed, in co-ordination with Mercer, the Nortel Networks Corporation Key Executive Incentive Plan (the KEIP) for certain employees in North America, CALA and Asia. The KEIP was developed in order to provide incentives to the executives to guide Nortel out of the Creditor Protection Proceedings as swiftly as possible. The KEIP expired July 14, 2010.

The KEIP was designed by taking into account the levels of compensation at other comparable companies. Ninety-two executives of Nortel were approved to participate in the KEIP, including the named executive officers. Executives participating in the KEIP were eligible to receive an incentive award equivalent to a percentage of their annual base salaries (ranging from an average award size of 20% to 183% of their annual base salary, depending on the participant’s experience and responsibilities). Executives who were participants in the Change in Control Plan (CIC Plan) were required to waive any entitlement to any claim they may have had under the CIC Plan before they became eligible to participate in the KEIP.

The awards under the KEIP were tied to the achievement of three important milestones: (1) the achievement of North American objectives of Nortel’s cost reduction plan; (2) the achievement of certain parameters designed to result in a leaner and more focused organization; and (3) the later of the confirmation by the U.S. Court of a plan of reorganization in the U.S. or the confirmation by the Canadian Court of a plan or plans of restructuring and/or arrangement in Canada. Under the KEIP, 25% of each incentive award vested upon achievement of the first milestone, 25% vested upon achievement of the second milestone and 50% was to vest upon achievement of the third milestone. In order to receive an award, a participant must have been employed on the vesting date; however, awards may be accelerated and paid out under certain circumstances as a result of termination of employment in connection with a divestiture.

Both the first and second milestones under the KEIP were achieved in 2009. On March 4, 2010, we obtained U.S. Court approval and on March 8, 2010 we obtained Canadian Court approval for payments to be accelerated under the third milestone of the KEIP for certain KEIP participants (including Mr. Ricaurte) and such payments were made shortly thereafter. We felt this modification to the KEIP was necessary to (i) reflect that since the time the KEIP was designed, the objective of the bankruptcy had changed from reorganizing Nortel’s businesses as they existed on the Petition Date to an orderly disposition of operating businesses and maximizing the value of residual assets, and (ii) ensure that employees in NBS and the Corporate Group were not penalized for their continued efforts to benefit the estates. We believed that, because the objective of Nortel’s global insolvency proceedings became the orderly disposition of Nortel’s businesses, the third milestone should be tied to the sales of the operating businesses rather than confirmation of a plan of reorganization. Additionally, Mr. Binning received payment under the third milestone of the KEIP in conjunction with his departure from Nortel in March 2010. Mr. Riedel received payment under the third milestone of the KEIP in conjunction with his entering into a new employment agreement with NNI as a result of his new role as Chief Strategy Officer and President, Business Units, as approved by the U.S. Court on May 3, 2010.

Outstanding Equity Awards at End of Fiscal Year 2010 and Option Exercises and Stock Vested in Fiscal Year 2010

Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Pension Benefits for Fiscal Year 2010

For information on obligations under the pension plans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and note 13, “Employee benefit plans” of the accompanying audited consolidated financial statements.

During 2010 Nortel and NNI maintained various employee retirement plans in Canada and the U.S., respectively. Effective October 1, 2010, all accruals under the registered Canadian Plans ceased and the administration of the Canadian Plans was transitioned, in accordance with the Pension Benefits Act (Ontario), to Morneau Sobeco Limited Partnership, a replacement administrator appointed by the Ontario Superintendent. On January 17, 2011, the Ontario Superintendent issued a Notice of Intended Decision for each of the Canadian Plans stating that the Ontario Superintendent intends to make an order that the Canadian Plans be wound up in full effective October 1, 2010, and that the wind up include Canadian Plan members whose employment or Canadian Plan membership terminated or who ceased to accrue pensionable service under a Canadian Plan, during the period from and including January 14, 2009 to and including October 1, 2010.

The following descriptions relate to defined benefit pension plans in which the named executive officers are members. Mr. Binning did not participate in the Nortel defined benefit pension plans.

Nortel Networks Retirement Income Plan

On July 17, 2009, the PBGC provided a notice to NNI that the PBGC had determined under ERISA that: (i) the Retirement Income Plan, a defined benefit pension plan sponsored by NNI, would be unable to pay benefits when due; (ii) under Section 4042(c) of ERISA, the Retirement Income Plan must be terminated in order to protect the interest of participants and to avoid any unreasonable increase in the liability of the PBGC insurance fund; and (iii) July 17, 2009 was to be established as the date of the termination of the Retirement Income Plan. On September 8, 2009, pursuant to an agreement between the PBGC and the retirement plan committee, the

Retirement Income Plan was terminated with a termination date of July 17, 2009, and the PBGC was appointed trustee of the Retirement Income Plan.

The Retirement Income Plan had been maintained for eligible employees, including executives, employed by NNI and other Nortel controlled group members that are located in the U.S. Plan participants received benefits determined under one of two formulas, depending on elections made by the plan participant: the PSP formula or the Cash Balance Plan formula. Messrs. Riedel and Ricaurte participated in the Cash Balance Plan. None of the named executive officers participated in the PSP.

Effective May 1, 2000, Nortel established the Cash Balance Plan, a defined benefit pension formula, based on pay credits and interest credits. Effective January 1, 2008, members were no longer credited with additional accruals under the Cash Balance Plan formula.

The Cash Balance Plan formula provided a monthly credit equal to 4% of eligible earnings, with interest being credited monthly based on the month’s starting balance. Nortel contributed at this level through December 31, 2007, at which time contributions ceased. The total amount in the Cash Balance Plan account as of December 31, 2007 was increased by monthly interest credits based on the average T-bill yield for September of the previous year plus 1%, compounded annually, until the PBGC terminated the plan on July 17, 2009. After this date, the PBGC is expected to apply the average rate for the last five years before a participant’s retirement. At retirement, the PBGC will convert the account balance into an annuity as the PBGC does not pay lump sum benefits.

Eligible earnings included base salary and, where applicable, incentive awards or bonuses, if any, paid under the Incentive Plan, overtime, off-shift differentials and sales commissions earned prior to retirement or other termination of employment for applicable periods. An employee became fully vested after completing two years of vesting service.

Normal retirement age is 65. An employee is eligible for early retirement on or after his or her 55th birthday, as long as he or she is vested. The Cash Balance Plan benefits will be paid as monthly annuity payments at retirement by the PBGC.

Nortel Networks Retirement Income Restoration Plan

U.S. employees, including executives, may also have been members of the Nortel Networks Retirement Income Restoration Plan (Restoration Plan) prior to its termination, effective December 31, 2010, in connection with the Creditor Protection Proceedings. Mr. Riedel participated in the Restoration Plan. The Restoration Plan was a non-qualified deferred compensation plan. The purpose of the Restoration Plan was to provide pension benefits in cases where the compensation exceeded the limitations placed by federal laws on compensation amounts that may be included under a qualified pension plan ($245,000 in 2010) as well as limitations on the total benefit that may be paid from such plans. Pension benefits that were based on compensation amounts below the limit were provided under the Retirement Income Plan and were funded through a qualified pension trust. Pension benefits applicable to compensation that exceeded federal limitations and pension benefits in excess of the limitations on total benefits were paid from the Restoration Plan, and were funded from NNI’s general assets. All of the material terms and conditions of benefits (including vesting and payment conditions and options) under the Restoration Plan were identical to the participant’s tax-qualified plan benefit under the Retirement Income Plan.

Effective January 1, 2008, members no longer accrued additional benefits under the Restoration Plan. Accumulated benefits were frozen at December 31, 2007. As a result of the Creditor Protection Proceedings, no distributions are being made under the Restoration Plan and the Restoration Plan was terminated effective as of December 31, 2010.

Nonqualified Deferred Compensation for Fiscal Year 2010

Nortel Networks Long-Term Investment Restoration Plan

The Nortel Networks Long-Term Investment Restoration Plan (LTI Restoration Plan) was intended to provide certain employees with the portion of the matching contribution, if any, which could not be made under the Nortel Networks Long-Term Investment Plan (Investment Plan) because of the compensation limitations of Section 401(a)(17) of the Code. The LTI Restoration Plan was an unfunded and non-tax qualified pension plan.

Under the terms of the LTI Restoration Plan, an “eligible employee” means an employee of NNI or its affiliates who was considered an eligible employee under the Investment Plan and elected to participate in the Investment Plan. An eligible employee became an active participant of the LTI Restoration Plan if such employee’s eligible compensation was not fully recognized under the Investment Plan because of the compensation limitations imposed by Section 401(a)(17) of the Code and the employee had made employee contributions to the Investment Plan during the applicable plan year.

Eligible compensation under the LTI Restoration Plan was the annual compensation of a participant that would otherwise be recognized under the Investment Plan for contribution purposes but without regard to the limit on compensation under Section 401(a)(17) of the Code, which was $245,000 in 2010. The eligible compensation under the LTI Restoration Plan included base pay, overtime pay, sales commissions, merit cash, promotion cash, career development cash, skill block awards, lead pay, shift differential and specific bonuses listed in the plan document.

For each plan year in which an eligible employee made an employee contribution to the qualified Investment Plan, NNI contributed a matching contribution to his or her account equal to the excess of (a) 100% of such active participant’s employee contribution up to a maximum of 3% of an active participant’s eligible compensation, over (b) the maximum matching NNI contribution made on his or her behalf under the Investment Plan for the applicable plan year. Beginning in 2008, an automatic contribution by NNI of 2% of an active participant’s eligible compensation was also made to an eligible employee’s account. The automatic contribution and the matching contributions were added to an employee’s account at or about the time such contributions were made to the Investment Plan.

All accounts under the LTI Restoration Plan were credited with notional investment earnings in amounts and at times as determined by the plan administrator based on the actual returns of the funds. The notional investment funds available under the LTI Restoration Plan mirrored the 12 funds offered by the Investment Plan. Messrs. Riedel and Ricaurte participated in the LTI Restoration Plan. In 2010, Mr. Riedel allocated his account to 8 of the 12 investment funds offered. The 2010 average rate of return applicable to the funds was 10.36%. Mr. Ricaurte allocated his account to 1 of the 12 investment funds offered. The 2010 average rate of return applicable to the fund was 10.36%.

The payment option for the LTI Restoration Plan was a lump sum payment. Participants were required to take a lump sum distribution at six months after termination. A lump sum was to be paid out immediately to the designated beneficiary upon death of participant.

Contributions under the LTI Restoration Plan were suspended during 2009. As a result of the Creditor Protection Proceedings, no distributions are being made under the LTI Restoration Plan. The LTI Restoration Plan was terminated effective as of December 31, 2010.

Potential Payments upon Termination or Change in Control

Termination of CIC Plan and Equity Compensation Plans

The Canadian Court in the CCAA Proceedings granted an order for the termination of the CIC Plan on March 20, 2009. We had established the CIC Plan to provide certain arrangements, including cash payments, accelerated vesting of equity awards, and continuation of health and other benefits, for certain executives whose employment with Nortel was terminated as a result of change in control. In order to reinforce and encourage the continued attention and commitment of executives under potentially disruptive business circumstances, the CIC Plan provided the arrangements noted above to certain executives where both of the following conditions were met: (i) a change in control of NNC; and (ii) the participant’s employment has been terminated or his or her roles and responsibilities have been substantially altered.

Notwithstanding the termination of the CIC Plan, all our named executive officers were required to waive any entitlement to any claim they may have had under the CIC Plan before they became eligible to participate in the KEIP. Additionally, as noted above, our equity-based compensation plans were terminated on February 27, 2009. Therefore, none of our named executive officers is currently eligible for any payment as a result of a change in control.

Employment Agreements and Enhanced Severance Allowance Plan (ESAP)

While Nortel’s obligations arising under the Nortel Networks Enhanced Severance Allowance Plan (the ESAP) will continue to be considered in the context of the Creditor Protection Proceedings, currently Nortel is not making payments or benefits under this plan.

The ESAP provides for a select group of management and highly compensated employees of NNI or any other U.S. subsidiary or U.S. affiliate of Nortel to receive severance benefits upon the termination of their employment. Employees with at least three months of service and at the vice-president level or above as of the date of termination, are eligible to receive benefits if their employment is terminated:

•	involuntarily for any reason other than for conduct that was not in the best interests of the company or for failure to submit to or to pass a background check required by a customer

•

by voluntary resignation in direct response to a reclassification of his or her current position, unless the employee is offered and voluntarily accepts a different position with the company or a subsidiary or is offered and refuses a comparable position

•

as part of a reduction in workforce, other than where the employee is offered and accepts another position with the company or an affiliate, or where the employee is offered and refuses a comparable position

Severance benefits under the ESAP are not available to employees who are transferred to new entities as part of a divestiture or spin-off of a business, or to employees who are eligible for severance benefits under other Nortel severance plans or individual written agreements. Under the ESAP, qualified participants receive a severance allowance of at least twelve months’ base monthly salary (in each case offset by any statutorily required payments), distributed in bi-weekly payments over the duration of the severance allowance period, commencing after termination of employment. Additional severance allowance payments may be paid at the sole discretion of Nortel. The employee is also eligible to continue his or her coverage under the group term life insurance, accidental death and dismemberment insurance, FLEX benefits, and health insurance, all at the contribution rate of active employees.

In order to receive the severance benefits, unless otherwise waived by NNI or Nortel, as applicable, the employee must execute a release of all claims against the company related to his or her employment, and must agree to comply with certain restrictive covenants. If the employee is subsequently reemployed by NNI or Nortel while receiving severance benefits, any remaining unpaid benefits cease.

Mr. Ricaurte is eligible to participate in the ESAP. Any future termination of a named executive officer during the Creditor Protection Proceedings will be dealt with in the course of those proceedings.

Mr. Binning

Mr. Binning did not receive any payments in connection with his termination of employment with the Company other than payment for accrued and unused vacation in accordance with Company-wide policy and payment in respect of his first quarter award under the Incentive Plan for Business Units in accordance with the terms of the Incentive Plan for Business Units.

Mr. Riedel

Mr. Riedel is not eligible for any payments upon a termination of employment other than in connection with the Incentive Plan for NBS and Corporate Group, pursuant to which, in the event that his employment was terminated without Cause (as defined in the Incentive Plan for NBS and Corporate Group) or due to death or disability, he would be eligible to receive an award at the same time as all other participants in the Incentive Plan who receive payouts on an annual basis, prorated based on the amount of time worked in the year in which the termination occurred.

Mr. Ricaurte

As noted above, Mr. Ricaurte is eligible to participate in the ESAP. Therefore, if his employment were to be involuntarily terminated by NNI for any reason other than for conduct that was not in the best interests of NNI or the Company, as applicable, Mr. Ricaurte would be eligible to receive the equivalent of no less than 12 months’ base salary paid bi-weekly and the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 12 months following employment termination, at active employee rates. All payments and benefits are conditional upon Mr. Ricaurte’s execution of a separation agreement. In certain cases he also would be entitled to the continuation of base salary and health benefits coverage. However, while NNI’s obligations arising under the ESAP will continue to be considered in the context of Creditor Protection Proceedings, currently NNI is not making payments or benefits under this plan.

Mr. Ricaurte is also eligible to receive certain benefits pursuant to his employment agreement upon a termination of employment not for cause or due to death or disability, as described above under “Material Terms of Employment Agreements and Arrangements with Named Executive Officers.”

Pursuant to the Incentive Plan for NBS and Corporate Group, in the event that Mr. Ricaurte’s employment was terminated without Cause (as defined in the Incentive Plan for NBS and Corporate Group) or due to death or disability, he would be eligible to receive an award at the same time as all other participants in the Incentive Plan who receive payouts on an annual basis, prorated based on the amount of time worked in the year in which the termination occurred.

Director Compensation for Fiscal Year 2010

The following table sets forth information regarding the compensation of each non-employee director of NNC and NNL for the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Nonqualified Deferred Compensation Earnings(5) ($)	All Other Compensation ($)	Total ($)
J.H. Bennett(1)	225,000	—	—	225,000
G.R. Cote(2)	62,609	—	—	62,609
J.A. MacNaughton(3)	180,001	—	—	180,001
D.I. Richardson(4)	325,000	—	—	325,000

(1)	Mrs. Bennett became a member of the Audit Committees effective January 29, 2009.
(2)	Mr. Cote was appointed to the Nortel Boards and appointed Chair of the Audit Committees effective September 27, 2010.
(3)	Mr. MacNaughton resigned from the Nortel Boards and as Chair of the Audit Committees effective September 12, 2010.
(4)	Mr. Richardson was appointed to the Nortel Boards effective March 27, 2009. He was appointed Chair of the Nortel Boards and appointed a member of the Audit Committees effective August 11, 2009.
(5)

Prior to the commencement of the Creditor Protection Proceedings, each non-employee director of NNC and NNL had the right to elect to receive all or a portion of compensation for services rendered as a member of the Nortel Boards, any Committees thereof, and as Board or Committee chair, in the form of share units, in cash or in a combination of share units and cash, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan (DSC Plans). On the January 14, 2009 Petition Date, the Canadian Court in the CCAA Proceedings granted an order providing that, during the period in which the directors continue as directors in the CCAA Proceedings, they are entitled to receive remuneration in cash on a current basis at compensation levels then in effect, less an overall $25,000 reduction notwithstanding any outstanding elections to be paid in the form of share units made under the DSC Plans. Without this Court order, to the extent that they had elected to receive their compensation in the form of share units, the directors would have received no compensation for their services on a go-forward basis. In connection with the reduction in the size of the Nortel Boards from nine directors to three directors and the assumption by the Nortel Boards of additional roles and responsibilities previously discharged by certain committees thereof, the Nortel Boards amended the terms for director compensation effective August 11, 2009. For a summary of the applicable director fees during 2010, see “Annual Director Fees” below in this section of this report.

Prior to the commencement of the Creditor Protection Proceedings, share units were credited on a quarterly basis, and the number of share units received was equal to the amount of fees expressed in U.S. Dollars, converted to Canadian Dollars, divided by the market value expressed in Canadian Dollars (as determined in accordance with the DSC Plans) of NNC common shares on the last trading day of each quarter. Generally, share units were settled through open market purchases (net of taxes) on the fourth trading day following the release of Nortel’s financial results after the director ceased to be a member of the applicable Board, and each share unit entitled the holder to receive one NNC common share. Prior to the commencement of the Creditor Protection Proceedings, the directors who served during 2010 had made the following elections:

Director	Election — Board, Committee and Chair Fees	Election – Long-Term Incentive Fees
J.H. Bennett	100% share units	100% share units
J.A. MacNaughton	100% share units	100% share units

The following table sets forth the total number of share units (rounded down to the nearest whole number) currently held under the DSC Plans. On June 19, 2009, Nortel announced it did not expect that the holders of NNC common shares and NNL preferred shares would receive any value from the Creditor Protection Proceedings and that the proceedings would ultimately result in the cancellation of these equity interests. Since the Petition Date, share units credited under the DSC Plans have not been settled even though several directors have retired from the Nortel Boards. Nortel does not expect to settle any share units held under the DSC Plans in the future. Directors may have an unsecured claim in the CCAA Proceedings with respect to their share unit holdings.

Director	Total Number of Share Units Held (#)
J.H. Bennett	261,101
G.R. Cote	—
J.A. MacNaughton	306,513
D.I. Richardson	—

Annual Director Fees

On the Petition Date, upon the request of the Nortel Boards, the Canadian Court granted an order reducing overall director compensation by $25,000. As a result, the Nortel Boards’ annual retainer fee of $50,000 and annual long-term incentive fee of $125,000 were converted to an annual cash retainer of $150,000 (paid on a quarterly basis in arrears). In recognition of the Creditor Protection Proceedings and the continued focus on cost reduction, Mr. Pearce, then Chair of the Nortel Boards, and

Mr. MacNaughton, then Chair of the Audit Committees, voluntarily decreased the amount of the Board chair and Audit Committee chair fees, respectively. Effective the Petition Date, the annual fee for the non-executive chair of the Nortel Boards was reduced from an aggregate of $360,000 to $150,000 and the annual retainer for chairing the Audit Committees of NNC and NNL was reduced from an aggregate of $35,000 to $15,000 (to be the same as other Committee chair fees).

Effective August 11, 2009, annual director compensation was further modified to reflect circumstances surrounding the Creditor Protection Proceedings, changes in organization structure as the company works towards the completion of the sales of its businesses and other restructuring activities. Also taken into account were the reduction in size of Nortel Boards from nine directors to three, and the assumption by the Nortel Boards of additional roles and responsibilities previously discharged by certain Committees thereof. See “Corporate Governance” above in the “Directors, Executive Officers and Corporate Governance” section of this report. Directors of the Nortel Boards, and Chairs of the Nortel Boards and of the Audit Committees are now paid in advance on a pro-rata basis, in Canadian dollars rather than US dollars, based on an exchange rate of (US$1.00 = Cdn$1.1853) as follows:

Annual Cash Retainer*	US$	CAD$
Directors	225,000	266,693
Board Chair	100,000	118,530
Audit Committee Chair	15,000	17,780

*

These amounts reflect total annual amounts for service to both of the Nortel Boards and their respective Audit Committees. For example, the Chair of the Audit Committees of both NNC and NNL earns a total annual fee of US$15,000 for service to both companies, rather than US$30,000 for such service. Consistent with historical practice, director compensation was paid for 2010 on an annual fee basis and additional fees were not paid for board or committee meeting attendance.

Directors are also reimbursed for reasonable travel and living expenses properly incurred by them in attending any meetings of the Nortel Boards or the Audit Committees or for performing services as directors.

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

The Initial Order in the CCAA Proceedings ordered the Canadian Debtors to indemnify directors and officers of the Canadian Debtors for claims that may be made against them relating to failure of the Canadian Debtors to comply with certain statutory payment and remittance obligations. The Initial Order also included a charge against the property of the Canadian Debtors in an aggregate amount not exceeding CAD$90 million as security for such indemnification obligations. On February 26, 2010, the Nortel Boards approved the reduction in the amount of the charge to an aggregate amount not exceeding CAD$45 million on the condition that such reduction shall have been approved by an order of the Canadian Court which order shall provide for certain related releases in respect of such claims. The reduction in the amount of the charge was approved by the Canadian Court on March 31, 2010.

In addition, in conjunction with the Creditor Protection Proceedings, NNC established the D&O Trust in the amount of approximately CAD$12 million. The purpose of the D&O Trust is to provide a trust fund for the payment of liability claims (including defense costs) that may be asserted against individuals who serve as directors and officers of NNC, or as directors and officers of other entities at NNC’s request (such as subsidiaries and joint venture entities), by reason of that association with NNC or other entity, to the extent that such claims are not paid or satisfied out of insurance maintained by NNC, and NNC is unable to indemnify the individual. Such liability claims would include claims for unpaid statutory payment or remittance obligations of NNC or such other entities for which such directors and officers have personal statutory liability, but will not include claims for which NNC is prohibited by applicable law from providing indemnification to such directors or officers. The D&O Trust also may be drawn upon to maintain directors’ and officers’ insurance coverage in the event NNC fails or refuses to do so. The D&O Trust will remain in place until the later of December 31, 2015 or three years after all known actual or potential claims have been satisfied or resolved, at which time any remaining trust funds will revert to NNC.

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

Compensation Committee Interlocks and Insider Participation

As described above under “Nortel Boards”, the CHRC was dissolved on August 10, 2009 and the Nortel Boards assumed responsibility for matters previously overseen by it. The current directors of the Nortel Boards and changes to the Nortel Boards that occurred in 2010 are described above under “Nortel Boards” in the “Directors, Executive Officers and Corporate Governance” section of this report. No member of the Nortel Boards was an officer (within the meaning of applicable U.S. securities laws) or employee of Nortel, any U.S. Subsidiary, any EMEA Subsidiary, or any other Nortel subsidiary at any time during 2010.

No executive officer of NNC or NNL serves on the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of the Nortel Boards.

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

Security Ownership of Directors and Management

The following table shows the number of NNC common shares beneficially owned as of February 25, 2011 by each of Nortel’s directors and the individuals named as named executive officers in the “Executive and Director Compensation” section of this report, as well as by the directors and executive officers as a group. No director or executive officer has pledged any of his or her NNC common shares as security.

A person is deemed to be a beneficial owner of a common share if that person has, or shares, the power to direct the vote or investment of that common share. Under applicable U.S. securities laws, a person is also deemed to be a beneficial owner of a common share if such person has the right to acquire the share within 60 days (whether or not, in the case of a stock option, the current market price of the underlying common share is below the stock option exercise price). More than one person may be deemed a beneficial owner of a common share and a person need not have an economic interest in a share to be deemed a beneficial owner. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated. As a result, the individuals named in the following table are not beneficial owners of any stock options or RSUs that would have become exercisable or would vest, respectively, within 60 days after February 25, 2011.

Share units, as referenced in the table below, represent share units issued under the DSC Plans. Each share unit represents the right to receive one NNC common share and is not considered beneficially owned under applicable U.S. securities laws. Since the Petition Date, share units credited under the DSC Plans have not been settled even though several directors have retired from the Nortel Boards. Nortel does not expect to settle any share units held under the DSC Plans in the future. The DSC Plans are described under “Director Compensation for Fiscal Year 2010” under the “Executive and Director Compensation” section of this report.

Name of Beneficial Owner	Title of Class of Security	Amount and Nature of Beneficial Ownership (#) (1)
J.H. Bennett	NNC common shares	—
	Share units	261,101
G.R. Cote	NNC common shares	—
	Share units	—
D.I. Richardson	NNC common shares	—
	Share units	—
P.S. Binning(2)	NNC common shares	43,794
C.S. Ricaurte	NNC common shares	2,418
G.A. Riedel	NNC common shares	44,135

Name of Beneficial Owner	Title of Class of Security	Amount and Nature of Beneficial Ownership (#) (1)
Directors and executive officers as a group (consisting of the 8 persons	NNC common shares	92,240
comprised of the current directors and current executive officers)	Share units	261,101

(1)

Each person has sole investment and voting power with respect to the NNC common shares beneficially owned by such person. As of February 25, 2011, each director and named executive officer individually, and the directors and executive officers as a group, beneficially owned less than 1.0% of the outstanding NNC common shares.

(2)	The above information is based solely on Nortel’s records as of the cessation of Mr. Binning’s role as an executive officer of NNC and NNL on March 21, 2010.

Voting Shares

On February 25, 2011, 498,206,366 NNC common shares were issued and outstanding. Each common share entitles its holder to one vote. Based on public filings with the SEC, we are not aware of any person or company who, directly or indirectly, beneficially owns or has control or direction over more than 5% of NNC common shares.

ITEM 13.	Certain Relationships and Related Transactions, and Board Independence

Transactions with Related Persons

On January 19, 2007, the CHRC adopted a written policy regarding related party transactions and related procedures. Since the dissolution of the CHRC, this responsibility has been undertaken by the Nortel Boards. The related party policy imposes a duty on directors and senior executives of Nortel to disclose any interests they or their related parties have in certain interested transactions. The term “senior executives” as used in the policy means Board-appointed officers. The compliance committee, comprised of members of management, reviews all material facts of all interested transactions and approves or disapproves of the entry into such transactions (except transactions where the related party is a director). The compliance committee reports quarterly to the Audit Committees and the Nortel Boards on such approvals and disapprovals. Interested transactions involving directors are reviewed by the Audit Committees. The related party policy contains standing approval for a list of certain transactions, which can be revised by the Audit Committees at any time. Violations of the related party policy can lead to disciplinary action up to and including termination of employment.

Board Independence

For a discussion of the independence of the members of the Nortel Boards and the Audit Committees, see “Nortel Boards” in the “Directors, Executive Officers and Corporate Governance” section of this report.

ITEM 14.	Principal Accountant Fees and Services [1]

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

Audit Fees

NNC and NNL prepare consolidated financial statements in accordance with U.S. GAAP. KPMG billed NNC and its subsidiaries $6.7 million and $19.4 million for the following audit services related to fiscal year 2010 and 2009, respectively: (i) the audits of the annual consolidated financial statements of NNC and of NNL; (ii) reviews of the interim condensed consolidated financial statements of NNC and of NNL on Forms 10-Q; and (iii) audit and assurance services that are normally provided by the auditor in connection with individual subsidiary and other investments statutory requirements and regulatory filings.

Audit-Related Fees

KPMG billed NNC and its subsidiaries $6.2 million and $7.8 million for the following audit-related services related to fiscal year 2010 and 2009, respectively: (i) audit of pension plan financial statements; (ii) audits of special purpose financial statements of businesses as required pursuant to purchase and sale agreements; (iii) special assurance reports related to internal controls; and (vi) other regulatory and assurance services.

Tax Fees

KPMG billed NNC and its subsidiaries $0.4 million and $0.7 million for tax compliance and advisory services related to fiscal year 2010 and 2009, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred, to document, compute and obtain government approval for amounts to be included in tax filings. Such services consisted of the following in fiscal year 2010 and 2009: (i) transfer pricing documentation and analysis; (ii) requests for technical advice involving taxing authorities; (iii) assistance with the preparation of various value-added tax filings; and (iv) assistance with other subsidiary tax matters.

All Other Fees

KPMG has not provided NNC and its subsidiaries any other services in 2010 or 2009.

[1]

Note that the fees disclosed above are exclusive of any fees billed for services provided after the date of deconsolidation of the Nortel’s EMEA Subsidiaries and U.S. Subsidiaries, on June 1, 2010 and October 1, 2010 respectively.

PART IV

Capitalized terms used in this Part IV and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 15.	Exhibits and Financial Statement Schedules

1.  Financial Statements

The index to the Consolidated Financial Statements appears on page 1.

2. Financial Statement Schedules

Page
Quarterly Financial Data (Unaudited)

All other schedules are omitted because they are inapplicable or not required.

3. Other Documents Filed as a Part of This Report

Management’s Report on Internal Control over Financial Reporting	127

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

The items listed as Exhibits 10.1 to 10.16, 10.19, 10.25 to 10.33, 10.35, 10.36, 10.38 to 10.43, 10.51 to 10.53, 10.56 to 10.61, 10.64 to 10.71, 10.73 to 10.77, 10.81 to 10.89, 10.103, 10.112 to 10.115, 10.119, 10.123 to 10.125 relate to management contracts or compensatory plans or arrangements.

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

*10.99

Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena Corp. dated as of October 7, 2009 (filed as Exhibit 10.99 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.100

Amendment No. 1 dated October 16, 2009 to the Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena Corp. dated as of October 7, 2009 (filed as Exhibit 10.100 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

*10.103

Nortel Networks Limited Annual Incentive Plan (Nortel Special Incentive Plan) as amended on November 13, 2009 with effect from October 1, 2009 (filed as Exhibit 10.103 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.104

Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009 (filed as Exhibit 10.104 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No	Description

*10.105

GSM Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of November 24, 2009 (filed as Exhibit 10.105 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.106

GSM Termination Fee Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of November 24, 2009 (filed as Exhibit 10.106 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.107

Amendment No. 1 dated December 3, 2009 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009 (filed as Exhibit 10.107 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

*10.109

Final Canadian Funding and Settlement Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc. dated as of December 23, 2009 (filed as Exhibit 10.109 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.110

Amendment No. 2 dated December 23, 2009 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009 (filed as Exhibit 10.110 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.111

Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and GENBAND Inc. dated as of December 22, 2009 (filed as Exhibit 10.111 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

*10.112

Nortel Networks Limited Special Incentive Plan with effect from January 1, 2010 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

*10.113

Nortel Networks Limited Annual Incentive Plan for Nortel Business Services and Corporate Group as amended on March 10, 2010 with effect from January 1, 2010 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

*10.114

Nortel Networks Limited Annual Incentive Plan for Business Units as amended on March 10, 2010 with effect from January 1, 2010 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

*10.115

John Doolittle letter agreement dated February 16, 2010 confirming position of Senior Vice-President, Finance and Corporate Services (filed as Exhibit 10.4 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

*10.116

Amendment No. 3 dated March 15, 2010 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009 (filed as Exhibit 99.6 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 25, 2010).

*10.117

Amendment No. 4 dated March 15, 2010 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009 (filed as Exhibit 99.7 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 25, 2010).

*10.118

Amendment No. 5 dated March 15, 2010 to the Amended and Restated Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena dated as of November 24, 2009 (filed as Exhibit 99.8 to Nortel Networks Corporation’s Current Report on Form 8-K dated March 25, 2010).

*10.119	George Riedel Letter Agreement dated April 29, 2010 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

*10.120

Share Purchase Agreement by and between Nortel Networks Limited and Telefonaktiebolaget LM Ericsson (PUBL) Relating To Shares of Capital Stock of LG-Nortel Co. LTD. dated April 21, 2010 (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6, 2010).

*10.121

Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc. and certain other subsidiaries of NNC as Sellers and PSP Holding LLC dated August 26, 2010 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

*10.122

Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc. and certain other subsidiaries of NNC as Sellers and Telefonaktiebolget LM Ericsson (PUBL) dated September 24, 2010 (filed as Exhibit 10.3 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.123	George Riedel Letter Agreement Amendment dated November 10, 2010.

10.124	George Riedel Letter Agreement Amendment dated March 2, 2011.

10.125	Nortel Networks Limited Annual Incentive Plan for Nortel Business Services and Corporate Group, as amended on March 3, 2011 with effect from January 1, 2011.

21.	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

24.	Power of Attorney of certain directors.

31.	Certification of the Senior Vice-President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of the Senior Vice-President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.

Mandate of the Audit Committees of Nortel Networks Corporation and Nortel Networks Limited dated February 26, 2010 (filed as Exhibit 99 to Nortel Networks Corporation’s Annual Report on Form 10-K dated March 12, 2010).

*	Incorporated by Reference.
**

Incorporated by Reference. Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mississauga, Ontario, Canada on the 4th day of March, 2011.

NORTEL NETWORKS CORPORATION

By:	/s/ JOHN M. DOOLITTLE
(JOHN M. DOOLITTLE)
Senior Vice-President, Corporate Services and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of March, 2011.

Signature	Title

Principal Executive Officer

/s/ JOHN M. DOOLITTLE (JOHN M. DOOLITTLE)	Senior Vice-President, Corporate Services and Chief Financial Officer

Principal Financial Officer

/s/ JOHN M. DOOLITTLE (JOHN M. DOOLITTLE)	Senior Vice-President, Corporate Services and Chief Financial Officer

Principal Accounting Officer

/S/ CLARKE E. GLASPELL (CLARKE E. GLASPELL)	Controller

Directors

J.H. BENNETT* (J.H. Bennett)	G.R. COTE* (G.R. Cote)

D.I. RICHARDSON* (D.I. Richardson)

/S/ ANNA VENTRESCA
By:*	(ANNA VENTRESCA, as attorney-in-fact March 4, 2011)