Form 10-Q
period 2011-03-31
NORTEL NETWORKS CORP
filed 2011-05-16
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 6, 2011.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Products	$17	$290
Services	3	72

Total revenues	20	362

Cost of revenues:
Products	20	241
Services	2	24

Total cost of revenues	22	265

Gross profit (loss)	(2)	97

Selling, general and administrative expense	38	166
Research and development expense	—	82
Loss on sales and impairments of assets — net	1	2
Other operating income — net (note 6)	(25)	(60)

Operating loss	(16)	(93)
Other income (expense) — net (note 6)	(12)	60
Interest expense (contractual interest expense for the three months ended March 31, 2011 and 2010 was $79 and $78, respectively)	(79)	(75)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of associated companies and EMEA Subsidiaries	(107)	(108)
Reorganization items — net (note 5)	5	496

Earnings (loss) from continuing operations before income taxes, and equity in net loss of associated companies and EMEA Subsidiaries	(102)	388
Income tax benefit (expense)	1	(8)

Earnings (loss) from continuing operations before equity in net loss of associated companies and EMEA Subsidiaries	(101)	380
Equity in net loss of associated companies — net of tax	—	(1)
Equity in net loss of EMEA Subsidiaries (note 18)	—	(20)

Net earnings (loss) from continuing operations	(101)	359
Net loss from discontinued operations — net of tax	(1)	(2)

Net earnings (loss)	(102)	357
Income attributable to noncontrolling interests	(3)	(2)

Net earnings (loss) attributable to Nortel Networks Corporation	$(105)	$355

Basic earnings (loss) per common share — continuing operations	$(0.21)	$0.71

Diluted earnings (loss) per common share — continuing operations	$(0.21)	$0.67

Total basic earnings (loss) per common share	$(0.21)	$0.71

Total diluted earnings (loss) per common share	$(0.21)	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$775	$807
Restricted cash and cash equivalents	149	158
Accounts receivable — net	172	194
Inventories — net	—	4
Other current assets	118	154
Assets held for sale (note 7)	27	39
Assets of discontinued operations (note 4)	1	4

Total current assets	1,242	1,360

Restricted cash	3,110	3,061
Plant and equipment — net	23	30
Other assets	59	65

Total assets	$4,434	$4,516

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$303	$319
Payroll and benefit-related liabilities	25	42
Contractual liabilities	38	69
Restructuring liabilities	1	1
Other accrued liabilities (note 6)	62	55
Liabilities held for sale (note 7)	1	10
Liabilities of discontinued operations (note 4)	6	5

Total current liabilities	436	501

Long-term liabilities
Other liabilities (note 6)	22	31

Total long-term liabilities	22	31

Liabilities subject to compromise (note 17)	10,628	10,565
Liabilities subject to compromise of discontinued operations	36	35

Total liabilities	11,122	11,132

Guarantees, commitments, contingencies and subsequent events (notes 2, 12, 14, 19 and 20 respectively)

SHAREHOLDERS’ DEFICIT
Common shares, without par value — Authorized shares: unlimited; Issued and outstanding shares: 498,206,366 as of March 31, 2011 and December 31, 2010 respectively	35,604	35,604
Additional paid-in capital	3,597	3,597
Accumulated deficit	(46,181)	(46,076)
Accumulated other comprehensive loss	(333)	(362)

Total Nortel Networks Corporation shareholders’ deficit	(7,313)	(7,237)
Noncontrolling interests	625	621

Total shareholders’ deficit	(6,688)	(6,616)

Total liabilities and shareholders’ deficit	$4,434	$4,516

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended March 31,
	2011	2010
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Corporation	$(105)	$355
Net loss from discontinued operations — net of tax	1	2
Adjustments to reconcile net earnings (loss) from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	10	22
Equity in net loss of associated companies — net of tax	—	1
Equity in net loss of EMEA Subsidiaries (note 18)	—	20
Deferred income taxes	—	5
Pension and other accruals	14	30
Loss on sales of businesses and impairments of assets — net	—	2
Income attributable to noncontrolling interests — net of tax	3	2
Reorganization items — non cash	(32)	(530)
Other — net	(17)	45
Change in operating assets and liabilities:	76	10

Net cash used in operating activities — continuing operations	(50)	(36)
Net cash used in operating activities — discontinued operations	—	(40)

Net cash used in operating activities	(50)	(76)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(5)
Change in restricted cash and cash equivalents	(40)	(770)
Decrease in short and long-term investments	—	24
Acquisitions of investments and businesses — net of cash acquired	—	(1)
Proceeds from the sales of investments and businesses and assets — net	49	754

Net cash from investing activities — continuing operations	9	2
Net cash from investing activities — discontinued operations	—	25

Net cash from investing activities	9	27

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	—	(11)
Repayments of capital leases	—	(2)

Net cash used in financing activities — continuing operations	—	(13)
Net cash used in financing activities — discontinued operations	—	—

Net cash used in financing activities	—	(13)

Effect of foreign exchange rate changes on cash and cash equivalents	9	13
Reduction of cash and cash equivalents of deconsolidated companies	—	(24)

Net cash used in continuing operations	(32)	(58)
Net cash used in discontinued operations	—	(15)

Net decrease in cash and cash equivalents	(32)	(73)
Cash and cash equivalents at beginning of the period	807	1,998

Cash and cash equivalents at end of the period	775	1,925
Less cash and cash equivalents of discontinued operations at end of the period	—	(236)

Cash and cash equivalents of continuing operations at end of the period	$775	$1,689

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of presentation

All monetary amounts in these notes to the unaudited condensed consolidated financial statements are in millions, except per share amounts, and in United States (“U.S.”) Dollars unless otherwise stated.

Nortel Networks Corporation

Prior to Nortel’s significant business divestitures, Nortel Networks Corporation (“Nortel” or “NNC”) was a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies spanned access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consisted of hardware, software and services. Nortel designed, developed, engineered, marketed, sold, licensed, installed, serviced and supported these networking solutions worldwide. As further discussed in note 2, Nortel is currently focused on the remaining work under the Creditor Protection Proceedings (as defined in note 2), including the sale of the remaining assets, providing transitional services to the purchasers of Nortel’s businesses and ongoing restructuring matters.

As of March 31, 2011, Nortel has completed the sales of all of its businesses and regarding these businesses only the residual contracts not transferred to the various buyers remain. As a result, Nortel currently has one reportable segment, being the consolidated entity, as its chief operating decision maker reviews financial and operating results on that basis, inclusive of residual contracts.

Nortel had two customers that generated revenues of approximately 29% and 20%, respectively, of total consolidated revenues for the three months ended March 31, 2011. Nortel had two customers that generated revenues of approximately 22% and 14%, respectively, of total consolidated revenues for the three months ended March 31, 2010.

Nortel Networks Limited (“NNL”) is Nortel’s principal direct operating subsidiary and its results are consolidated into Nortel’s results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in noncontrolling interests in the unaudited condensed consolidated balance sheets and any dividends accrued on preferred shares are reported in income attributable to noncontrolling interests in the statements of operations.

Basis of Presentation and Going Concern Considerations

The unaudited condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and do not include all the information and notes required in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2010. The unaudited condensed consolidated balance sheet as of December 31, 2010 is derived from the December 31, 2010 audited consolidated financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the greater part of Nortel’s financial results and net assets are denominated in U.S. Dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, estimated useful lives of plant and equipment, asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, contingencies and pre-petition liabilities.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three months ended March 31, 2011 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2010 Annual Report”) and this Quarterly Report on Form 10-Q for the three months ended March, 31 2011.

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

After consideration of the guidance available in ASC 810 “Consolidation” (“ASC 810”) and ASC 852, the unaudited condensed consolidated financial statements as of and for the periods ended March 31, 2011 and December 31, 2010 have been presented on the following basis with respect to Nortel subsidiaries:

•

the subsidiaries in Europe, the Middle East and Africa (“EMEA”), Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”), Nortel Networks (Ireland) Limited (“EMEA Debtors”) and their subsidiaries (collectively, “EMEA Subsidiaries”) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. subsidiaries and their subsidiaries (collectively, “U.S. Subsidiaries”) were consolidated to September 30, 2010 and have been accounted for under the cost method of accounting from October 1, 2010; and

•

other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied in 2008 and prior with the exception of deconsolidated subsidiaries due to loss of control once placed into liquidation proceedings as discussed in Nortel’s 2010 Annual Report.

Nortel continues to exercise control over its subsidiaries located in Canada, Central American and Latin American (“CALA”) and Asia (other than those entities that are EMEA Subsidiaries, U.S. Subsidiaries or have been placed in liquidation proceedings), and its financial statements are prepared on a consolidated basis with

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

respect to those subsidiaries. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Beginning on January 14, 2009 (“the Petition Date”), Nortel and certain of its subsidiaries in Canada, the U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. The unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; (d) as to operations, the effect of any future changes that may be made in Nortel’s business; or (e) as to divestiture proceeds held in escrow by NNL, the final allocation of these proceeds as between various Nortel legal entities, including entities that are not consolidated in these unaudited condensed consolidated financial statements, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

The ongoing Creditor Protection Proceedings and the divestitures of Nortel’s businesses and assets, both completed and those asset sales that may arise in the future, raise substantial doubt as to whether Nortel will be able to continue as a going concern. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. During the Creditor Protection Proceedings, and until the completion of any further proposed divestitures or a decision to cease operations in certain countries is made, the businesses of the Debtors continue to operate under the jurisdictions and orders of the applicable courts and in accordance with applicable legislation. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the unaudited condensed consolidated financial statements. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Correction of Immaterial Errors Related to Prior Periods

In the course of preparing its financial statements for the three months ended March 31, 2011, Nortel became aware of certain NNL contractual guarantees provided in connection with real estate leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries that were not recognized at fair value upon the respective deconsolidation dates of these subsidiaries.

Nortel was required to establish a fair value at the initial recognition and measurement date for these guarantees under ASC 460 Guarantees, which, based on the nature of these guarantees, is the deconsolidation date. These fair values are not determinative of any expected allowed claim under the Creditor Protection Proceedings. See note 12.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

These errors resulted in the understatement of Nortel’s net loss and liabilities subject to compromise in the second and fourth quarters of 2010 of $68 and $57 respectively, and an understatement of net loss and liabilities subject to compromise of $125 as at and for the year ended December 31, 2010. Nortel has recast the cumulative effect of these errors as at December 31, 2010 by increasing its liabilities subject to compromise and accumulated deficit by $125. Nortel will recast the applicable comparative quarters when filing its interim condensed consolidated financial statements in fiscal 2011.

Nortel reviewed the impact of these errors on prior annual and interim periods in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality (“SAB 99”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) and determined that the errors were not material to the applicable prior periods.

The following table summarizes the adjustments to the impacted periods:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended December 31, 2010	Year Ended December 31, 2010
Reported net loss	(1,504)	(1,149)	(2,277)	(4,075)
Adjustment for the recognition of lease guarantees	(68)	(68)	(57)	(125)

Adjusted net loss	(1,572)	(1,217)	(2,334)	(4,200)

Comparative Figures

Certain 2010 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current period presentation.

2. Creditor protection proceedings

On the Petition Date, after extensive consideration of all other alternatives, with the unanimous authorization of the Nortel board of directors after thorough consultation with its advisors, certain Nortel entities, including NNC and NNL, initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (“CCAA”) (“CCAA Proceedings”), the U.S. under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) (“Chapter 11 Proceedings”), the United Kingdom (“U.K.”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”), and subsequently, Israel under the Israeli Companies Law 1999 (“Israeli Administration Proceedings”). On May 28, 2009, one of Nortel’s French subsidiaries, Nortel Networks SA (“NNSA”) was placed into secondary proceedings (“French Secondary Proceedings”). The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings, Israeli Administration Proceedings and French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”. On July 14, 2009, Nortel Networks (CALA) Inc. (“NNCI”), a U.S. based subsidiary with operations in the CALA region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware (“U.S. Court”) and became a party to the Chapter 11 Proceedings. Nortel initiated the Creditor Protection Proceedings with a consolidated cash balance, as of December 31, 2008, of approximately $2,400, in order to preserve its liquidity and fund operations during the process.

“Debtors” as used herein means: (i) Nortel, together with NNL and certain other Canadian subsidiaries (collectively, “Canadian Debtors”) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation, NNCI and certain other U.S. subsidiaries (“U.S. Debtors”) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain EMEA Debtors that made

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (“English Court”) (including NNSA, a French subsidiary that has commenced secondary proceedings in France); and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv.

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to Nortel’s 2010 Annual Report.

Significant Business Divestitures

On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its businesses. To date, Nortel has completed divestitures of all of its businesses including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd., to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd.; (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corporation (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson; (ix) the sale of substantially all of the assets of its global Multi Service Switch (MSS) business to Ericsson; and (x) the sale of substantially all of the Guangdong-Nortel Telecommunications Equipment Co. Ltd. (“GDNT”), assets to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, “Ericsson China”). On April 4, 2011, Nortel announced that it had entered into a stalking horse agreement with Ranger Inc., a wholly owned subsidiary of Google Inc. (“Google’) for the sale of its remaining patents and patent applications.

Business Divestiture Proceeds Received

As of March 31, 2011, of the approximately $3,183 in net proceeds generated through the completed sales of businesses proceeds of approximately $3,171 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$631 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of Nortel’s North American GSM business;

(g)	$21 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(h)	$137 from the sale of substantially all of Nortel’s CVAS business, net of an estimated reduction in purchase price (see below);

(i)	$234 from the sale of Nortel’s 50% plus one share interest in LGN;

(j)	$47 from the sale of substantially all of Nortel’s MSS business; and

(k)	$4 from the sale of various Nortel business assets.

Of the $3,171 in proceeds received from divestitures as of March 31, 2011, $2,881 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of March 31, 2011, a further $107 in the aggregate is expected to be received in connection with the divestitures of substantially all of Nortel’s CDMA business and LTE Access assets, ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, and substantially all of Nortel’s global GSM/GSM-R and CVAS businesses, subject to the satisfaction of various conditions, including ongoing performance obligations under the Transition Services Agreements (“TSAs”). Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

Developments in the Creditor Protection Proceedings

Since the filing of Nortel’s 2010 Annual Report, the following are material developments in the sales of its businesses and in the Creditor Protection Proceedings.

CVAS Business

In connection with the dispute between the parties over the interpretation of a defined term in the asset sale agreement, Nortel has recorded a charge in the first quarter of 2011 of $25 as its best estimate of the probable amount payable to GENBAND based on settlement discussions which are ongoing among the parties.

MSS Business

On March 11, 2011, Nortel announced that it concluded the sale of substantially all of the assets of the MSS business to Ericsson for a purchase price of $65 in cash. The purchase price is subject to a working capital adjustment pending finalization between the parties. Nortel recognized a gain on disposal of $41 in the three months ended March 31, 2011. Nortel entered into a TSA with Ericsson pursuant to which it agreed to provide certain transition services until no later than June 30, 2011.

GDNT Joint Venture

On May 12, 2011, Nortel announced that GDNT concluded the sale of substantially all of its assets to Ericsson China for an aggregate purchase price of approximately $50 in cash, subject to certain purchase price

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

adjustments. NNL and Nortel China Limited together own 62 percent of GDNT. It is expected that GDNT will soon commence a process to wind down the entity and deal with its remaining liabilities in accordance with Chinese law. At the conclusion of this process, any funds remaining in GDNT will be distributed to its shareholders.

The related GDNT business assets and liabilities were classified as held for sale beginning in the fourth quarter of 2010 and they continued to be held for sale as of March 31, 2011. Nortel determined that the fair value less costs to sell exceeded the carrying value of the GDNT business assets and liabilities and therefore no impairment was recorded on the reclassification of these assets as held for sale. The related financial results of operations of the GDNT business have not been classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Intellectual Property

On April 4, 2011, Nortel announced that it, NNL and certain of its other subsidiaries, including NNI and Nortel Networks UK Limited (in administration), entered into a “stalking horse” asset sale agreement with Google for the sale of all of its remaining patents and patent applications for a cash purchase price of $900.

This agreement includes the planned sale of approximately 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios. The extensive patent portfolio touches nearly every aspect of telecommunications and additional markets as well, including internet search and social networking.

This agreement follows a confidential, multi-round bidding process involving several interested companies and consortia from around the world.

On May 2, 2011, Nortel and NNI obtained orders from the U.S. Court and the Canadian Court approving the “stalking horse” asset sale agreement as well as establishing bidding procedures for an auction that allows other qualified bidders to submit higher or otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code. Qualified bidders will be required to submit offers for the patent portfolio by June 13, 2011, subject to any permitted extensions. Competing qualified bids would then be expected to proceed to an auction, currently scheduled for June 20, 2011. Following completion of the bidding process, the sale will require final approval of the U.S. and Canadian courts.

Nortel has commenced a process, approved by the Canadian Court, to sell certain residual information technology (“IT”) assets primarily consisting of about 17 million Internet Protocol version 4 addresses, IT hardware assets including 700 servers, and 150 employees of the Canadian Debtors that support its information technology infrastructure. Working together with the Canadian Monitor, Nortel’s goal is to maximize value of these residual IT assets in a timely manner. Any definitive sale agreement will require approval of the Canadian Court.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

On April 13, 2011, Nortel announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of its various business and asset divestitures and other inter-estate matters, including inter-company claims, has ended without resolution of the matters in dispute. As previously announced, the Nortel entities that are in Creditor Protection Proceedings, as well as Ernst & Young Inc., the court appointed Monitor under the CCAA Proceedings (the Canadian Monitor), John Ray as Principal Officer of each of the U.S. Debtors (the U.S. Principal Officer), the Official Committee of Unsecured Creditors pursuant to Chapter 11 (the U.S. Creditors’ Committee), a group purporting to hold substantial amounts of Nortel’s publicly traded debt (the

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Bondholder Group) and certain other interested parties, had entered into a confidential, non-binding mediation in an attempt to reach a consensual settlement of all material outstanding inter-estate matters. Mediation sessions were first held in November 2010 and again from April 11 to April 13, 2011. In light of the unsuccessful conclusion of the mediation process, delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant. Such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

The U.S. Debtors and the UCC have filed a joint motion for an order establishing an allocation protocol for the sale proceeds as between various Nortel legal entities pursuant to the IFSA, and for related relief. The proposed order would have the U.S. Court and the Canadian Court establish procedures and an expedited schedule for the cross-border resolution by the U.S. Court and the Canadian Court on the allocation of proceeds from the sales of Nortel’s businesses and from the sale of its patent portfolio. The motion is scheduled to be heard at a joint hearing of the U.S. Court and Canadian Court on June 7, 2011.

As previously reported, the Canadian Court approved a claims process with regard to the significant inter company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) appointed as joint administrators with respect to the EMEA Debtor in Ireland and representatives of Ernst & Young LLP appointed as joint administrators for the other EMEA Debtors (collectively, the U.K. Administrators), on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds distribution to unsecured creditors. We are currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. Of the EMEA Claims quantified, they total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (the U.K. Pension Claim). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

On September 30, 2009, the EMEA Debtors filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On April 1, 2011, the U.S. Debtors filed an objection and moved for entry of an order directing the EMEA Debtors to file a more definite statement of claims by June 1, 2011. In a reply dated April 15, 2011, the EMEA Debtors agreed to file amended proofs of claim by June 1, 2011.

Environmental Remediation Sites

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites, and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. Nortel is bringing the motion to disclaim any further obligation for such properties that are no longer owned or used by Nortel and that Nortel and its creditors derive no benefit from any further remediation. See note 19.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors (“Debtors’ financial statements”) that are included in the unaudited condensed consolidated financial statements and for the three months ended March 31, 2011 and 2010. The results of operations of the U.S. Debtors have been included in the Debtors’ financial statements for the periods presented, consistent with the basis of accounting reflected in the unaudited condensed consolidated financial statements. Refer to Note 1 for additional information. The condensed combined statements of operations exclude the Canadian Debtors’ and U.S. Debtors’ interests in the results of operations of non-Debtor subsidiaries.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the Debtors’ financial statements.

Contractual Interest Expense on Outstanding Long-Term Debt

During the quarters ended March 31, 2011 and 2010, Nortel has continued to accrue for interest expense of $79 and $73, respectively in its normal course of operations related to debt issued by NNC and NNL in Canada until it obtains a claims determination order that adjudicates the claims. However, in accordance with ASC 852, interest expense in the U.S. incurred post-Petition Date is not recognized and, as a result interest payable on debt issued by the U.S. Debtors, including NNI, was not accrued prior to deconsolidation of the U.S. Debtors on October 1, 2010. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors.

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

Proceeds from the various business divestitures, as discussed above, are being held in escrow until the applicable jurisdictions can determine the proceeds allocations and are not available to fund operations.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENT OF OPERATIONS

(Millions of U.S. Dollars)

	Three Months Ended March 31,
	2011	2010
Product revenues:
Third party	$—	$225
Non-Debtor subsidiaries	1	24
Service revenues (Third party)	—	75

Total revenues	1	324

Product cost of revenues:
Third party	4	194
Non-Debtor subsidiaries	1	25
Service cost of revenues (Third party)	—	30

Total cost of revenues	5	249

Gross profit (loss)	(4)	75

Selling, general and administrative expense	30	155
Research and development expense	3	83
Other charges	—	4
Loss on sales of businesses and assets and impairment of assets	1	28
Other operating income — net	(21)	(51)

Operating loss	(17)	(144)
Other income (expense) — net	(5)	105
Interest expense	(79)	(74)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of debtor companies	(101)	(113)
Reorganization items — net	6	462

Earnings (loss) from continuing operations before income taxes and equity in net loss of debtor companies	(95)	349
Income tax expense	—	(7)

Earnings (loss) from continuing operations before equity in net loss of debtor companies	(95)	342
Equity in net loss of debtor companies — net of tax	—	(31)

Net earnings (loss) from continuing operations attributable to Debtors, including noncontrolling	(95)	311
Net loss from discontinued operations — net of tax	(1)	(14)

Net earnings (loss) attributable to Debtors including noncontrolling interests	(96)	297
Income attributable to noncontrolling interests	(3)	(2)

Net earnings (loss) attributable to Debtors	$(99)	$295

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED BALANCE SHEET

(Millions of U.S. Dollars)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$270	$289
Restricted cash and cash equivalents	75	81
Accounts receivable — net:
Third parties	1	1
Non-Debtor subsidiaries (a)	395	384
Debtor subsidiaries (a)	101	89
Inventories — net	—	1
Other current assets	60	84
Assets held for sale	—	7
Assets of discontinued operations	—	4

Total current assets	902	940

Restricted cash	3,110	3,061
Investments in non-Debtors / Debtor subsidiaries	382	382
Plant and equipment — net	17	23
Other assets	59	65

Total assets	$4,470	$4,471

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$16	$19
Trade and other accounts payable to non-Debtor subsidiaries(a)	172	166
Payroll and benefit-related liabilities	14	24
Contractual liabilities	1	1
Other accrued liabilities	33	11
Liabilities held for sale	—	3
Liabilities of discontinued operations	5	4

Total current liabilities	241	228

Long-term liabilities
Other liabilities	7	15

Total long-term liabilities	7	15

Liabilities subject to compromise	11,175	11,108
Liabilities subject to compromise of discontinued operations	36	35

Total liabilities	11,459	11,386

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(7,549)	(7,472)
Noncontrolling interests in Debtors	560	557

Total shareholders’ deficit	(6,989)	(6,915)

Total liabilities and shareholders’ deficit	$4,470	$4,471

(a)	This includes balances due from or owing to the U.S. Subsidiaries and the EMEA Subsidiaries.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENT OF CASH FLOWS

(Millions of U.S. Dollars)

	Three Months Ended March 31,
	2011	2010
Cash flows from (used in) operating activities
Net loss attributable to Debtors	$(99)	$295
Net (earnings) loss from discontinued operations	1	14
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items — net	(33)	(500)
Other adjustments (a)	100	149

Net cash used in operating activities — continuing operations	(31)	(42)
Net cash used in operating activities — discontinued operations	—	(25)

Net cash used in operating activities	(31)	(67)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(5)
Change in restricted cash and cash equivalents	(43)	(770)
Decrease in short and long-term investments	—	24
Proceeds from the sales of investments and businesses — net	48	742

Net cash from (used in) investing activities — continuing operations	5	(9)
Net cash from investing activities — discontinued operations	—	25

Net cash from investing activities	5	16

Cash flows from (used in) financing activities
Repayments of capital lease obligations	—	(2)

Net cash used in financing activities — continuing operations	—	(2)
Net cash from (used in) financing activities — discontinued operations	—	—

Net cash used in financing activities	—	(2)

Effect of foreign exchange rate changes on cash and cash equivalents	7	4
Net cash used in continuing operations	(19)	(49)
Net cash from (used in) discontinued operations	—	—

Net decrease in cash and cash equivalents	(19)	(49)
Cash and cash equivalents at beginning of the period	289	1,132

Cash and cash equivalents at end of the period	$270	$1,083

(a)	The operating section of the condensed combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items — net.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

3. Accounting changes

(a) Accounting for Multiple Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements”, (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable revenue arrangements and requires that the overall arrangement consideration be allocated to each deliverable in a revenue arrangement based on an estimated selling price when vendor specific objective evidence or third-party evidence of fair value is not available. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated to all deliverables using the relative selling price method. This will result in more revenue arrangements being separated into separate units of accounting. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel adopted the provisions of ASU 2009-13 on January 1, 2011, on a prospective basis. The adoption of ASU 2009-13 did not have a material impact on Nortel’s results of operations and financial condition.

(b) Accounting for Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-605”). The entire product (including the software and non-software deliverables) will therefore generally be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel adopted the provisions of ASU 2009-14 on January 1, 2011, on a prospective basis. The adoption of ASU 2009-14 did not have a material impact on Nortel’s results of operations and financial condition.

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

The ES business, which included Layer 4-7 Data Portfolio, DiamondWare, Ltd. and NGS, had total revenues of nil and $7 and net loss from discontinued operations of $1 and nil for the three months ended March 31, 2011 and 2010 respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Certain assets and liabilities related to the ES business were not transferred to Avaya and continue to be classified as assets and liabilities of discontinued operations. These assets and liabilities are expected to be realized or extinguished as the Creditor Protection Proceedings progress. The remaining assets and liabilities related to the operations of the ES business are as follows:

	March 31, 2011	December 31, 2010
Assets
Accounts receivable — net	$1	$2
Other current assets	—	2

Assets of discontinued operations	$1	$4

Liabilities
Trade and other accounts payable	$2	$—
Other current liabilities	4	5

Liabilities of discontinued operations	$6	$5

LGN

On June 29, 2010, Nortel completed the sale of NNL’s 50% plus 1 share interest in LGN to Ericsson for $242 in cash, subject to certain purchase price adjustments and taxes. As a result of the sale, Nortel recognized a gain of $53 in the year ended December 31, 2010. LGN business had total revenues of nil and $122 and net loss from discontinued operations of nil and $2 for three months ended March 31, 2011 and 2010 respectively.

Prior to divestiture of its interest in LGN, Nortel engaged in transactions with certain of its equity-owned investees and certain other business partners. These transactions included sales and purchases of goods and services under normal trade terms and were measured at their exchange amounts. Transactions with LGE(a), Vertical Communications, Inc (“Vertical”)(b) and GNTEL Co., Ltd (“GNTEL”)(c) resulted in $7 of revenue and $34 of costs of revenues from purchases for the three months ended March 31, 2010.

(a)	LGE held a noncontrolling interest in LGN prior to Nortel’s sale of its interest on June 29, 2010. Nortel’s sales and purchases related primarily to certain inventory-related items up to June 30, 2010. Accounts payable or other balances involving LGE were nil as of March 31, 2011 and December 31, 2010.
(b)	Prior to Nortel’s divestiture of its interest in LGN on June 29, 2010, LGN owned a noncontrolling interest in Vertical which supported LGN’s efforts to distribute Nortel’s products to the North American market. Accounts payable or other balances involving Vertical were nil as of March 31, 2011 and December 31, 2010.
(c)	Prior to divestiture of its interest in LGN on June 29, 2010, Nortel held a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL related primarily to installation and warranty services up to June 30, 2010. Accounts payable or other balances involving GNTEL were nil as of March 31, 2011 and December 31, 2010.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

5. Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011	2010
Professional fees (a)	$(18)	$(44)
Interest income (b)	3	4
Employee incentive plans (c)	(9)	(9)
Pension, post-retirement and post-employment plans (d)	14	37
Gain on divestitures (e)	19	640
Loss on deconsolidation (f)	—	(82)
Asset impairments (g)	—	(25)
Settlements (h)	—	(2)
Other (i)	(4)	(23)

Total reorganization items — net	$5	$496

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(d)	Includes amounts related to the Settlement Agreement and the termination of the SERP defined benefit plans. See note 11.
(e)	Relates to the gains on various divestitures.
(f)	Relates to deconsolidation of certain subsidiaries in connection with the Creditor Protection Proceedings.
(g)	Relates to impairment of certain long-lived assets.
(h)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities.
(i)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as foreign exchange on applicable balances and activity.

Nortel received $21 relating to reorganization items in the three months ended March 31, 2011, attributable to $49 received for various divestitures and $3 for interest income, partially offset by $16 paid for professional fees and $15 paid for employee incentive plans. See unaudited Condensed Consolidated Statement of Cash Flows for the non-cash portion of the reorganization item.

Nortel received $709 relating to reorganization items in the three months ended March 31, 2010, attributable to $741 received for various divestitures and $3 for interest income, partially offset by $31 paid for professional fees and $4 paid for employee incentive plans.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

6. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the unaudited condensed consolidated statements of operations and cash flows for each of the quarters ended March 31, 2011 and 2010, and the unaudited condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.

Condensed consolidated statements of operations

Other operating expense (income) — net:

	Three Months Ended March 31,
	2011	2010
Royalty license income — net	$(1)	$(3)
Litigation charges — net	—	4
Billings under transition services agreements	(25)	(56)
Other — net	1	(5)

Other operating income — net	$(25)	$(60)

Other income (expense) — net:

	Three Months Ended March 31,
	2011	2010
Rental income	$1	$13
Currency exchange gain (loss) — net	(10)	44
Other — net	(3)	3

Other income (expense) — net	$(12)	$60

Condensed consolidated balance sheets

Restricted cash and cash equivalents:

Restricted cash and cash equivalents includes, in part, $69 and $74 as of March 31, 2011 and December 31, 2010, respectively, related to assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel.

Accounts receivable — net:

	March 31, 2011	December 31, 2010
Trade receivables (a)	$183	$206
Contracts in process	2	3

	185	209
Less: provisions for doubtful accounts	(13)	(15)

Accounts receivable — net	$172	$194

(a)	Includes $110 and $97 as of March 31, 2011 and December 31, 2010, respectively, related to net accounts receivables from subsidiaries accounted for under the cost method.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Inventories — net:

	March 31, 2011	December 31, 2010
Gross inventories	$5	$15
Less: provisions for inventories	(5)	(11)

Inventories — net	$—	$4

Other current assets:

	March 31, 2011	December 31, 2010
Prepaid expenses	$22	$25
Income taxes recoverable	30	38
Current investments	2	1
Other	64	90

Other current assets	$118	$154

Plant and equipment — net:

	March 31, 2011	December 31, 2010
Cost:
Buildings	$21	$34
Machinery and equipment	164	193
Assets under capital lease	—	3
Sale lease-back assets	1	1

	186	231

Less accumulated depreciation:
Buildings	(14)	(26)
Machinery and equipment	(148)	(171)
Assets under capital lease	—	(3)
Sale lease-back assets	(1)	(1)

	(163)	(201)

Plant and equipment — net	$23	$30

Other assets:

	March 31, 2011	December 31, 2010
Debt issuance costs	$32	$35
Financial assets	—	7
Other	27	23

Other assets	$59	$65

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Other accrued liabilities:

	March 31, 2011	December 31, 2010
Outsourcing and selling, general and administrative related provisions	$11	$10
Customer deposits	6	6
Advance billings in excess of revenues recognized to date on contracts (a)	3	6
Income taxes payable	8	16
Other	34	17

Other accrued liabilities	$62	$55

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.

Other liabilities:

	March 31, 2011	December 31, 2010
Tax uncertainties	$14	$16
Other long-term provisions	8	15

Other liabilities	$22	$31

Condensed consolidated statements of cash flows

Change in operating assets and liabilities — net:

	Three Months Ended March 31,
	2011	2010
Accounts receivable — net	$22	$96
Inventories — net	4	32
Deferred costs	3	2
Income taxes	—	(35)
Accounts payable	(16)	(58)
Payroll, accrued and contractual liabilities	51	17
Deferred revenue	(8)	(18)
Advance billings in excess of revenues recognized to date on contracts	(3)	(22)
Restructuring liabilities	—	(5)
Other	23	1

Change in operating assets and liabilities (a)	$76	$10

(a)	The changes in liability amounts noted above include obligations that are subject to compromise.

Interest, taxes and reorganization items paid (received):

	Three Months Ended March 31,
	2011	2010
Cash interest paid	$—	$3
Cash taxes paid	$1	$46
Net receipt for reorganization items (note 5)	$(21)	$(709)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

7. Assets and liabilities held for sale

During the fourth quarter of 2010, Nortel announced that NNL and Nortel China had entered into an asset sale agreement with Ericsson China for the sale of substantially all of the assets of GDNT for a purchase price of $50 in cash, subject to certain purchase price adjustments. See note 2.

The related GDNT assets and liabilities were classified as held for sale beginning in the fourth quarter of 2010. Nortel determined that the fair value less estimated costs to sell exceeded the carrying value of the GDNT assets and liabilities and therefore no impairment was recorded on the reclassification of these assets as held for sale.

The following table sets forth assets and liabilities of GDNT classified as held for sale at March 31, 2011:

Total
Assets
Inventories — net	$6
Plant and equipment — net	19
Other assets	2

Assets held for sale	$27

Liabilities
Other current liabilities	$1

Liabilities held for sale	$1

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

During the three months ended March 31, 2011, there were no charges related to Nortel’s Pre-Petition Date cost reduction plans. During the three months ended March 31, 2010, there was a recovery of $1 related these plans. As of March 31, 2011, the pre-petition cost reduction provision of $33 represents $27 in workforce reduction and $6 in contract settlement and lease costs. These amounts do not include provisions for discontinued operations.

9. Post-Petition Date cost reduction activities

In connection with the Creditor Protection Proceedings, Nortel has implemented certain workforce and other cost reduction activities and will continue such activities during this process. The actions related to these activities are expected to occur as they are identified. The current estimated charges are based upon accruals made in accordance with U.S. GAAP. The current estimated total charges to earnings and cash outlays are

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

subject to change as a result of Nortel’s ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claims or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

Three months ended March 31, 2011

For the three months ended March 31, 2011, approximately $4 of the total charges relating to the net workforce reduction of 86 positions was incurred. As Nortel continues to progress through the Creditor Protection Proceedings, Nortel expects to incur charges and cash outlays related to workforce and other cost reduction strategies. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

During the three months ended March 31, 2011, changes to the provision balances were as follows:

Provision balance as of December 31,2010	$48
Other charges	4
Cash drawdowns	(2)
Foreign exchange and other adjustments	2

Provision balance as of March 31, 2011 (a)	$52

(a)	As of March 31, 2011, $51 was included in liabilities subject to compromise, the short-term provision balance was $1, and the long-term provision balance was nil.

During the three months ended March 31, 2011 and 2010, the workforce reduction charges were as follows:

	Three months ended March 31,
	2011	2010
Cost of revenues	$2	$7
SG&A	2	6
R&D	—	1

Total workforce reduction charge	$4	$14

Other Cost Reduction Activities

During the three months ended March 31, 2011, there were no charges related to Nortel’s real estate cost reduction activities. As of March 31, 2011, Nortel’s real estate and other cost reduction liabilities were approximately $6, all of which are classified as subject to compromise. During the three months ended March 31, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $3 which were recorded against SG&A and reorganization items. During the three months ended March 31, 2010, Nortel recorded an impairment of $11 as part of SG&A and reorganization items and an additional charge of $11 to reorganization items for lease repudiations and other contract settlements.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

10. Income taxes

During the three months ended March 31, 2011, Nortel recorded a tax recovery of $1 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $102. The tax recovery of $1 is comprised of a net tax recovery relating to prior years of $2 and offset by other taxes of $1.

The ultimate determination of the final allocation of proceeds among the various Nortel legal entities has not yet occurred and may be materially different from the classification and related amounts shown in these unaudited condensed consolidated financial statements. Nortel expects that the final allocation of proceeds will mainly result in adjustments to existing loss carryforward balances, which will be offset with valuation allowance and have a minimal impact to taxes payable.

During the three months ended March 31, 2010, Nortel recorded a tax expense of $8 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $388. The tax expense of $8 is largely comprised of several significant items, including $11 of income taxes on current period income in various jurisdictions and $2 of income taxes resulting from revisions to prior year taxes. This tax expense was offset by decreases in uncertain tax positions and other taxes of $5.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the three months ended March 31, 2011 and 2010, the amount of tax recovery allocated to continuing operations and tax expense allocated to discontinued operations as a result of income from discontinued operations being offset by losses from continued operations was nil and $7 respectively.

As of March 31, 2011, Nortel’s net deferred tax assets were nil. Although certain dispositions are estimated to generate gains in 2011, due to the significant uncertainty concerning the forecasted income for 2011 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of any remaining transactions, this positive evidence does not outweigh the significant negative evidence that exists. Therefore, Nortel has concluded that a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions as of March 31, 2011.

Nortel had approximately $1,531 and $1,570 of total gross unrecognized tax benefits as of December 31, 2010 and March 31, 2011, respectively. Out of the total gross unrecognized tax benefits of $1,570, $13 represented the amount of unrecognized tax benefits, net of valuation allowance that would favorably affect the effective income tax rate in future periods, if recognized. The net increase of $39 since December 31, 2010 resulted from $40 due to changes to foreign exchange rates offset by a decrease in a prior year uncertain position of $1.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2011, Nortel recognized nil related to interest, penalties and foreign exchange losses. Nortel accrued approximately $9 and $9 for the payment of interest and penalties as of March 31, 2011 and December 31, 2010, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nortel believes it is reasonably possible that $1,459 of its gross unrecognized tax benefit will decrease during the twelve months ending March 31, 2012 with the majority of such amounts attributable to possible decreases from the potential settlement of audit exposures of $1,458 in Canada, of which $673 relates to deductibility of legal settlement expenses and $785 relates to investment tax credits and the resulting impact to the expiry of unutilized non capital loss from prior years.

11. Employee benefit plans

Plan Description

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans. Below is a list of relevant plans discussed in this note and their status as of March 31, 2011 and the basis for which they are being accounted for as of March 31, 2011. Note that although these plans represent Nortel’s major retirement plans, Nortel also has smaller pension plan arrangements in other countries.

Plan Name	Status	Current Accounting
Canadian Retirement Savings Plan	Ongoing	Defined Contribution
Canadian Defined Contribution Pension Plan (“DCPP”)	Closed 9/30/2010	Defined Contribution
Canadian Post Employment obligation	Terminated 12/31/2010	Estimated Allowed Claim
Canadian Post Retirement obligation	Terminated 12/31/2010	Estimated Allowed Claim
Canadian Defined Benefit Plans
Managerial and Non-Negotiated Pension Plan (registered)	Closed to new entrants	Defined Benefit
Negotiated Pension Plan (registered)	Closed to new entrants	Defined Benefit
TRA & RAP Pension Plans	Closed to new entrants	Defined Benefit
Nortel Networks Supplementary Executive Retirement Plan (“SERP”)	Terminated 12/31/2010	Estimated Allowed Claim
Nortel Networks Limited Excess Pension Plan (“Excess”)	Terminated 12/31/2010	Estimated Allowed Claim
US LTIP (Long-Term Incentive Plan)	Deconsolidated 10/1/2010	Deconsolidated
US Post Retirement obligation	Deconsolidated 10/1/2010	Deconsolidated
US Defined Benefit Plans (a)	Deconsolidated 10/1/2010	Deconsolidated

(a)	Includes the U.S. Retirement Income Plan that was accounted for at the Estimated Claim Amount throughout 2010.

Defined Contribution Plans

Nortel has defined contribution plans available to substantially all of its Canadian employees. Under the terms of the Retirement Savings Plan, eligible employees may contribute a portion of their compensation to the plan. Based on the specific program in which the employee is enrolled, Nortel matches a percentage of the

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

employee’s contributions up to a specified limit. The US LTIP Plan operated under similar parameters as the Retirement Savings Plan. Under the DCPP, Nortel contributed a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement; this plan was closed to new contributions on September 30, 2010. The employer contribution cost of these defined contribution plans was $1 and $5 for the three months ended March 31, 2011 and 2010, respectively.

Defined Benefit Plans

Settlement Agreement with Former and Disabled Canadian Employee Representatives

On February 8, 2010, the Canadian Debtors entered into a settlement agreement in relation to the Canadian Registered Pension Plans (“the Plans”), post-retirement benefits and post-employment benefits (“the Settlement Agreement”). The Settlement Agreement, as amended, was approved by the Canadian Court on March 31, 2010. On September 30, 2010, the administration of the Plans was transferred to Morneau Sobeco Limited Partnership (appointed by the Ontario Superintendent of Financial Services) and contributions ceased on that same date. Nortel remains as plan sponsor and, in its capacity, amended the plans to cease service accruals effective September 30, 2010. Benefit coverage in the Canadian post-retirement benefit plan and the Canadian long-term disability plan ceased on December 31, 2010.

As a result of the approved cessation of post-retirement benefit payments with an effective date of December 31, 2010, Nortel recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (“ASC 715-60”), which required a derecognition of the liability and deferred actuarial gains totaling $432 in the first quarter of 2010 in reorganization items. To date, Nortel has recorded a charge of $443 in reorganization items representing its best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years’ benefits they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

As a result of the amendments to cease future service accruals for the Plans, Nortel triggered a plan curtailment. As a result of the curtailment, on September 30, 2010, Nortel remeasured the Plans using assumptions consistent with a wind-up basis of accounting as this is Nortel’s best estimate of current assumptions and recorded the impacts of this remeasurement in third quarter of 2010 in accordance with FASB ASC 715-30 “Defined Benefit Plans — Pension” (ASC 715-30). In addition, as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement date. The effect of these adjustments and the related foreign currency translation adjustment was to record, in the third quarter of 2010, a curtailment loss of $490 to the statement of operations in reorganization items, to increase pension liabilities by $579 and accumulated other comprehensive loss by $89. The Plans were remeasured on December 31, 2010 as part of the ongoing pension accounting under ASC 715-30.

On March 8, 2011, the Ontario Superintendent of Financial Services ordered the wind-up for the Plans with an effective date of October 1, 2010. Nortel’s net pension liability for the Plans is based on the pension assets and liabilities as of this wind-up date. As such, the 2011 pension expense for the Plans will be limited to the amortization of accumulated other comprehensive income. As a result of this order, Nortel remeasured the pension obligations under the plans in the first quarter of 2011 using wind-up assumptions as of the effective date, resulting in a reduction to pension liabilities and OCI of $96 as compared to the remeasurement as of December 31, 2010. The settlement process for the Plans has not been finalized and is subject to changes in applicable legislation, which could affect the assumptions used to calculate the Plans’ pension obligations.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Pension and Post Retirement Benefits

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended March 31,
	2011	2010
Pension expense:
Service cost	$—	$3
Interest cost	1	51
Expected return on plan assets	—	(38)
Amortization of prior service cost	—	1
Amortization of net losses	13	10

Net pension expense	$14	$27

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended March 31,
	2011	2010
Post-retirement benefit cost (recovery):
Service cost	$—	$—
Interest cost	—	8
Amortization of prior service cost	—	(1)
Amortization of net gains	—	(3)
Settlement gain	—	(68)
Curtailment gain	—	(377)

Net post-retirement benefit cost (recovery)	$—	$(441)

During the three months ended March 31, 2011 and 2010, contributions of nil and $15, respectively, were made to the defined benefit plans and $2 and $9, respectively, to the post-retirement benefit plans. Nortel does not expect to contribute any additional amounts in 2011 to the defined benefit pension plans or post-retirement benefit plans.

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

The following table provides a summary of Nortel’s guarantees as of March 31, 2011:

	Carrying Amount of Liability	Maximum Potential Liability (n)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	9	9
Intellectual property indemnification obligations (c)	—	—
Lease agreements (d)	—	10
Receivable securitizations (e)	—	—
Other indemnification agreements
EDC Support Facility (f)	21	44
Global Class Action Settlement (g)	—	—
Sale lease-back (h)	—	4
Bankruptcy (i)	—	1
Real estate residual value guarantee (j)	24	24
U.K. Defined Benefit Plan guarantee (k)	688	688
U.S. debt guarantee (l)	150	150
NNL lease guarantees (m)	125	—

Total	$1,018	$1,059

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of March 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended March 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of March 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)

Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of March 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of March 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of March 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(f)	Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC support facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC support facility. Approximately $21 has been paid to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of March 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(g)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of March 31, 2011, Nortel has not made any significant payments to settle such obligations and does not expect to do so in the future.
(h)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(i)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(j)	On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.
(k)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance of certain payment obligations under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has guaranteed NNUK’s payment obligations arising upon the wind-up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buy out deficit. Nortel has recorded liabilities of $538 and $150 for the Pension Guarantee and the further guarantee, respectively, representing Nortel’s current assumption of the expected claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $819 and related to the further guarantee of $150. To the extent that more reliable information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.
(l)	NNL has unconditionally guaranteed $150 debt obligation of Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI. Nortel has recorded a corresponding liability of $150 for this guarantee.
(m)	NNL has guaranteed the payments required under the lease agreements entered into by certain of its U.S. Subsidiaries and EMEA Subsidiaries. These guarantees require NNL to make lease payments throughout the lease term if and when a subsidiary fails to make scheduled payments. As of March 31, 2011, Nortel has not made any payments to settle such obligations. The maximum potential liability is subject to the ongoing real estate claims process. See note 17 for further information on real estate claims.
(n)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

13. Fair Value

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

Determination of fair value

When available, Nortel uses quoted market prices to determine fair value of certain exchange-traded equity securities; such items are classified in Level 1 of the fair value hierarchy. The assets held in an employee benefit trust in Canada are valued using fair value instruments. Nortel primarily utilizes observable (Level 1 and Level 2) inputs in determining the fair value of the assets.

As of March 31, 2011, the carrying amount and the fair value of assets held in an employee benefit trust in Canada was $69.

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents:

	March 31, 2011	December 31, 2010
Bid and performance-related bonds (a)	$17	$26
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$17	$26

(a)	Net of restricted cash and cash equivalent amounts of $5 and $5 as of March 31, 2011 and December 31, 2010, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $13 and $15 as of March 31, 2011 and December 31, 2010, respectively.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

15. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three Months Ended March 31,
	2011 (a)	2010
	(Number of common shares in millions)
Net earnings (loss) from continuing operations	$(104)	$357
Net earnings (loss) from discontinued operations	(1)	(2)

Net earnings (loss) attributable to Nortel Networks Corporation	$(105)	$355

Basic weighted-average shares outstanding:
Issued and outstanding	499	499
1.75% Convertible Senior Notes	—	18
2.125% Convertible Senior Notes	—	18

Diluted weighted-average shares outstanding	499	535

1.75% Convertible Senior Notes	18	—
2.125% Convertible Senior Notes	18	—
Basic earnings (loss) per common share:
from continuing operations	$(0.21)	$0.71

from discontinued operations	$—	$—

Diluted earnings (loss) per common share:

from continuing operations	$(0.21)	$0.67

from discontinued operations	$—	$—

(a)	As a result of the net loss for the three months ended March 31, 2011, all potential dilutive securities in this period are considered anti-dilutive.

16. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the three months ended March 31, 2011:

	NNC Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2010	$35,604	$3,597	$(46,076)	$(362)	$621	$(6,616)
Net income (loss)	—	—	(105)	—	3	(102)
Foreign currency translation adjustment	—	—	—	(59)	—	(59)
Unamortized pension and post-retirement actuarial losses and prior service cost — net	—	—	—	88	—	88
Other	—	—	—	—	1	1

Balance as of March 31, 2011	$35,604	$3,597	$(46,181)	$(333)	$625	$(6,688)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following are the components of comprehensive income (loss), net of tax, for the three months ended:

	Three Months Ended March 31,
	2011	2010
Net earnings (loss) including noncontrolling interests	$(102)	$357
Other comprehensive loss adjustments:
Impact of EMEA Subsidiaries	—	37
Impact of deconsolidated subsidiaries	—	60
Change in foreign currency translation adjustment	(59)	(44)
Unrealized loss on investments — net (a)	—	(6)
Unamortized pension and post-retirement actuarial losses and prior service cost — net	88	(83)

Comprehensive loss including noncontrolling interests	(73)	321
Comprehensive income attributable to noncontrolling interests	(3)	(2)

Comprehensive loss attributable to Nortel Networks Corporation	$(76)	$319

(a)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax of nil for the three months ended March 31, 2011 and 2010, respectively.

17. Liabilities subject to compromise

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

Nortel accounted for its EMEA Subsidiaries under the equity method of accounting from the Petition Date to May 31, 2010, being the date at which Nortel deconsolidated its equity investment. Also, as of October 1, 2010 Nortel has accounted for the U.S. Subsidiaries, and the subsidiaries they control, under the cost method of accounting. Accordingly, the liabilities of the EMEA Subsidiaries and U.S. Subsidiaries that are subject to compromise are not included in the unaudited condensed consolidated financial statements as of March 31, 2011.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Liabilities subject to compromise consist of the following:

	March 31, 2011	December 31, 2010
Trade and other accounts payable	$169	$168
Payable to U.S. Subsidiaries	2,077	2,095
Restructuring liabilities	90	84
Long-term debt	4,053	4,056
U.S. debt guarantee (note 12)	150	150
Interest on long-term debt	771	692
Notes payable	182	175
Pension obligations	1,612	1,660
Post-retirement obligations other than pensions	570	555
U.K. pension guarantees (note 12)	688	667
EDC support facility (note 12)	21	22
NNL lease guarantees (note 12)	125	125
Real estate residual value guarantee (note 12)	24	23
Other long-term payables	63	63
Other accrued liabilities	33	30

Total liabilities subject to compromise	$10,628	$10,565

As of March 31, 2011, the Canadian Debtors have received approximately 1,011 claims asserting approximately $29,102 (calculated utilizing exchange rates as of the petition date for presentation purposes) in aggregate outstanding liquidated claims. Some of these claims are unliquidated and are therefore not reflected in the aggregate claim amount above. The Canadian Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions and Canadian debtors involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. Nortel believes the variance between total claims and total liabilities subject to compromise is primarily related to duplicative claims. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors of filed proofs of claim.

As of March 31, 2011, the Canadian Debtors have resolved 451 claims, reducing the aggregate amount claimed against the Canadian Debtors by approximately $5,617. Although the Canadian Court has established a bar date, subject to certain excluded claims, by which certain proofs of claim against the relevant Canadian Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims may be permitted. In addition, the Canadian Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time.

The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events. In addition, a number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods once these reviews are complete. A number of these proofs of claim, which total approximately $300, relate to certain real estate guarantees provided by NNL in respect of leases entered into by certain EMEA and U.S. Subsidiaries.

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

18. Investment in EMEA Subsidiaries

As discussed in note 1, Nortel accounted for its interest in the EMEA Subsidiaries under the equity method of accounting in accordance with ASC 323, from the Petition Date to May 31, 2010. Only certain of the entities included in the EMEA Subsidiaries have filed for creditor protection at March 31, 2010. Under the equity method of accounting, Nortel recorded its initial investments at their estimated fair value as of the Petition Date, being the date the entities that comprise the EMEA Subsidiaries were deconsolidated by Nortel. Nortel subsequently recognized its interests in the losses and capital transactions of the EMEA Subsidiaries and gave effect to the elimination of unrealized intercompany profits and losses arising from transactions between Nortel and its consolidated subsidiaries and the EMEA Subsidiaries.

At March 31, 2010, Nortel’s net investment in the EMEA Subsidiaries was in a net liability position. Until May 31, 2010, in accordance with ASC 323, Nortel had continued to recognize losses in excess of its net investment in the EMEA Subsidiaries as it had concluded that it was committed to provide non-financial support to the investees. On commencement of the application of the cost method; however, Nortel concluded that this was no longer applicable and has recognized a loss which is classified in reorganization items for the net impact of the cessation of equity accounting, reflecting the net carrying value of the investments. This loss is presented separately from the recognition of NNL’s estimated obligations under guarantees it has provided for the previously equity accounted for investees.

The following table summarizes financial information for the EMEA Subsidiaries operations for the three months ended March 31, 2010:

Three Months Ended March 31, 2010
Revenues from continued operations	$180
Revenues from discontinued operations	3

Total revenues	$183

Gross profit	40
Selling, general and administrative expense	70
Research and development expense	7
Reorganization items	6
Investments and other (income) expense	(20)
Other	(3)

Net loss	$(20)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

19. Contingencies

Creditor Protection Proceedings

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

The Pensions Regulator “Warning Notice”

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, the Pensions Regulator, purporting to act under The Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable the Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. In the Warning Notice, the Pensions Regulator identifies certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI, as targets of a procedure before the determination panel of the Pensions Regulator to determine whether to issue a FSD (U.K. Pension Proceeding). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provides that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. The Pensions Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the trustee of the U.K. defined benefit pension plan has brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay. That appeal is currently proceeding in the U.S. Court of Appeals for the Third Circuit. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the determinations panel of the Pension Regulator issued a determinations notice indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. Nortel is of the view that the determinations notice and the issued FSD are null and void given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 12.

Communications Test Design, Inc. (CTDI)

On September 21, 2010, NNI filed a complaint in the U.S. Court against CTDI asserting claims for misappropriation of trade secrets, fraud, breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. NNL also filed a complaint on the same date and asserting the same claims against CTDI, plus claims for trademark infringement, trademark dilution and false designation of origin. NNI and NNL each seek compensatory, exemplary, and punitive damages, which together exceed $130, and NNL seeks treble damages and attorneys’ fees, in an amount to be determined, with respect to the trademark claims. On January 3, 2011, CTDI answered the complaints and asserted counterclaims of breach of contract against both NNI and NNL, based on allegations that Nortel purportedly did not sufficiently assist CTDI in expanding its repair business. Further, NNC was joined as counterclaim defendant on March 18, 2011. CTDI alleges that it suffered more than $68 in lost revenues, and approximately $28 in lost profits, and wasted certain investments. NNI (joined by NNL) and CTDI both filed motions to dismiss the allegations against them, which motions were denied by the U.S. Court on March 22, 2011. NNC has moved to dismiss CTDI’s counterclaims against it or, in the alternative, for summary judgment of no liability. The briefing on NNC’s motion to dismiss is ongoing. Discovery among the parties is ongoing, and a special master has been appointed so that the matter can go to mediation. If the NNI, NNL and CTDI are unable to resolve their claims in mediation, a trial on the claims will be scheduled likely in March 2012.

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

Nortel Statement of Claim Against its Former Officers

In January 2005, NNC and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement. See Note 12.

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

Environmental matters

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of March 31, 2011, the accruals on the unaudited condensed consolidated balance sheet for environmental matters were $9. Based on information available as of March 31, 2011, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at five sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to in the paragraph directly above. See note 2.

20. Subsequent events

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

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the risk factors herein as well as in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Where we say “we”, “us”, “our”, “Nortel” or “the Company”, we mean Nortel Networks Corporation or Nortel Networks Corporation and its subsidiaries that continue to be consolidated, as applicable. Where we say NNC, we mean Nortel Networks Corporation.

Executive Overview

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

“Debtors” as used herein means: (i) us, together with Nortel Networks Limited (NNL) and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation, NNCI and certain other U.S. subsidiaries (U.S. Debtors) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries (EMEA Debtors) that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA, a French subsidiary that has commenced secondary proceedings in France); and (iv) certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv.

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to our 2010 Annual Report.

Significant Business Divestitures

On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. To date, we have completed divestitures of all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd.; (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corporation (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc., to Ericsson; (ix) the sale of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson, and (x) the sale of substantially all of the Guangdong-Nortel Telecommunications Equipment Co. Ltd. (GDNT) assets to Ericsson Mobile Data

Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, Ericsson China). On April 4, 2011, we announced that we entered into a stalking horse asset sale agreement with Ranger Inc., a wholly owned subsidiary of Google Inc. (Google) for the sale of our remaining patents and patent applications.

Divestiture Proceeds Received

As of March 31, 2011, of the approximately $3,183 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,171 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$631 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of our North American GSM business;

(g)	$21 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$137 from the sale of substantially all of our CVAS business, net of an estimated reduction in purchase price (see below);

(i)	$234 from the sale of NNL’s 50% plus one share interest in LGN;

(j)	$47 from the sale of substantially all of our MSS business; and

(k)	$4 from the sale of various Nortel business assets.

Of the $3,171 in proceeds received from divestitures as of March 31, 2011, $2,881 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in the accompanying unaudited condensed consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (IFSA) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in the accompanying condensed consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of March 31, 2011, a further $107 in the aggregate was expected to be received in connection with the divestitures of substantially all of our CDMA business and LTE Access assets, our ES business, including the shares of DiamondWare, Ltd. and NGS, the assets of our Optical Networking and Carrier Ethernet businesses, and substantially all of our global GSM/GSM-R and CVAS businesses, subject to the satisfaction of various conditions including ongoing performance obligations under the Transition Services Agreements (TSAs). Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

Developments in the Creditor Protection Proceedings

Since the filing of our 2010 Annual Report, the following are material developments in the sales of our businesses and in the Creditor Protection Proceedings.

CVAS Business

In connection with the dispute between the parties over the interpretation of a defined term in the asset sale agreement, we have recorded a charge of $25 in the first quarter of 2011 as our best estimate of the probable amount payable to GENBAND based on settlement discussions which are ongoing among the parties.

MSS Business

On March 11, 2011, we announced that we concluded the sale of substantially all of the assets of the MSS business to Ericsson for a purchase price of $65 in cash. The purchase price is subject to a working capital adjustment pending finalization between the parties. We recognized a gain on disposal of $41 in the three months ended March 31, 2011. We entered into a TSA with Ericsson pursuant to which we agreed to provide certain transition services until no later than June 30, 2011.

GDNT Joint Venture

On May 12, 2011, we announced that GDNT concluded the sale of substantially all of its assets to Ericsson China for an aggregate purchase price of approximately $50 in cash, subject to certain purchase price adjustments. All of the employees of GDNT were offered employment with Ericsson China. NNL and Nortel China Limited together own 62 percent of GDNT. It is expected that GDNT will soon commence a process to wind down the entity and deal with its remaining liabilities in accordance with Chinese law. At the conclusion of this process, any funds remaining in GDNT will be distributed to its shareholders.

Intellectual Property

On April 4, 2011, we announced that we, NNL and certain of our other subsidiaries, including NNI and Nortel Networks UK Limited (in administration), entered into a “stalking horse” asset sale agreement with Google for the sale of all of our remaining patents and patent applications for a cash purchase price of $900.

This agreement includes the planned sale of approximately 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios. The extensive patent portfolio touches nearly every aspect of telecommunications and additional markets as well, including internet search and social networking.

This agreement follows a confidential, multi-round bidding process involving several interested companies and consortia from around the world.

On May 2, 2011, we and NNI obtained orders from the U.S. Court and the Canadian Court approving the “stalking horse” asset sale agreement as well as establishing bidding procedures for an auction that allows other qualified bidders to submit higher or otherwise better offers, as required under Section 363 of the U.S. Bankruptcy Code. Qualified bidders will be required to submit offers for the patent portfolio by June 13, 2011, subject to any permitted extensions. Competing qualified bids would then be expected to proceed to an auction, currently scheduled for June 20, 2011. Following completion of the bidding process, the sale will require final approval of the U.S. Court and Canadian Court.

We have commenced a process, approved by the Canadian Court, to sell certain residual information technology (IT) assets primarily consisting of about 17 million Internet Protocol version 4 addresses, IT hardware assets including 700 servers, and 150 employees of the Canadian Debtors that support our information technology infrastructure. Working together with the Canadian Monitor, our goal is to maximize value of these residual IT assets in a timely manner. Any definitive sale agreement will require approval of the Canadian Court.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

On April 13, 2011, we announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of our various business and asset divestitures and other inter-estate matters, including inter-company claims, has ended without resolution of the matters in dispute. As previously announced, the Nortel entities that are in Creditor Protection Proceedings, as well as Ernst & Young Inc., the court appointed Monitor under the CCAA Proceedings (the Canadian Monitor), John Ray as Principal Officer of each of the U.S. Debtors (the U.S. Principal Officer), the Official Committee of Unsecured Creditors pursuant to Chapter 11 (the U.S. Creditors’ Committee), a group purporting to hold substantial amounts of our publicly traded debt (the Bondholder Group) and certain other interested parties, had entered into a confidential, non-binding mediation in an attempt to reach a consensual settlement of all material outstanding inter-estate matters. Mediation sessions were first held in November 2010 and again from April 11 to April 13, 2011. In light of the unsuccessful conclusion of the mediation process, delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant. Such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

The U.S. Debtors and the UCC have filed a joint motion for an order establishing an allocation protocol for the sale proceeds as between various Nortel legal entities pursuant to the IFSA, and for related relief. The proposed order would have the U.S. Court and the Canadian Court establish procedures and an expedited schedule for the cross-border resolution by the U.S. Court and the Canadian Court on the allocation of proceeds from the sales of our businesses and from the sale of our patent portfolio. The motion is scheduled to be heard at a joint hearing of the U.S. Court and Canadian Court on June 7, 2011.

As previously reported, the Canadian Court approved a claims process with regard to the significant inter company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) appointed as joint administrators with respect to the EMEA Debtor in Ireland and representatives of Ernst & Young LLP appointed as joint administrators for the other EMEA Debtors (collectively, the U.K. Administrators), on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds distribution to unsecured creditors. We are currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. Of the EMEA Claims quantified, they total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (the U.K. Pension Claim). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

On September 30, 2009, the EMEA Debtors filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On April 1, 2011, the U.S. Debtors filed an objection and moved for entry of an order directing the EMEA Debtors to file a more definite statement of claims by June 1, 2011. In a reply dated April 15, 2011, the EMEA Debtors agreed to file amended proofs of claim by June 1, 2011.

Environmental Remediation Sites

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites, and that any clams in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. We are bringing the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. See note 19 to the accompanying unaudited condensed financial statements for further information.

Basis of Presentation and Going Concern Considerations

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that we will continue as a going concern.

After consideration of the guidance available in FASB ASC 810 “Consolidation” (ASC 810) and ASC 852, the financial statements as of and for the quarters ended March 31, 2011 and 2010 have been presented on the following basis with respect to our subsidiaries:

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

•

our other subsidiaries are consolidated consistent with the basis of accounting applied in 2008 and prior with the exception of deconsolidated subsidiaries due to loss of control once placed into liquidation proceedings as discussed in our 2010 Annual Report.

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

In the course of preparing our first quarter 2011 financial statements, we became aware of certain NNL contractual guarantees provided in connection with real estate leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries that were not recognized at fair value upon the respective deconsolidation dates of these subsidiaries. See note 1 of the accompanying unaudited condensed consolidated financial statements for further information on the correction of these immaterial errors related to prior periods.

See note 1 in the accompanying unaudited condensed consolidated financial statements for further information on our basis of presentation and going concern considerations.

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

Our Business

We have completed the sales of all of our businesses. Nortel continues to oversee and fulfill the residual contracts not transferred to the various buyers. As a result, Nortel currently has one reportable segment, as its chief operating decision maker reviews financial and operating results on that basis, inclusive of residual contracts.

Results of Operations — Continuing Operations

Revenues

Revenues in the first quarter of 2011 were $20 as compared to $362 in the first quarter of 2010 resulting in a decrease of $342.

Revenues in the first quarter of 2011 have been significantly impacted by the divestitures of the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010. The decrease in revenues was further impacted by the deconsolidation of the U.S. Subsidiaries in the fourth quarter of 2010.

Gross Margin

	For the Three Months ended March 31,
	2011	2010	$ Change	% Change
Gross profit (loss)	$(2)	$97	$(99)	(102)
Gross margin	(10%)	27%

Gross loss for the first quarter of 2011 was $2 compared to gross profit of $97 in the first quarter of 2010 and gross margin for the first quarter of 2011 was (10%) compared to 27% in the first quarter of 2010. The decrease in gross profit was primarily due to the business divestitures and deconsolidation of the U.S. Subsidiaries noted above.

SG&A and R&D Expenses

	2011	2010	$ Change	% Change
SG&A expense	$38	$166	$(128)	(77)
R&D expense	—	82	(82)	(100)

Selling, General and Administrative (SG&A) expense decreased to $38 in the first quarter of 2011 from $166 in the first quarter of 2010, a decrease of $128 or 77%. R&D expense decreased to nil in the first quarter of 2011 from $82 in the first quarter of 2010, a decrease of $82 or 100%. The decreases in SG&A and R&D expenses were primarily due to the business divestitures and the deconsolidation of the U.S. Subsidiaries noted above.

Pre-Petition Date Cost Reduction Plans

In the first quarter of 2011, charges (recoveries) related to restructuring plans were nil as compared to a recovery of $1 in the first quarter of 2010.

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

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and reestablished under post–Petition Date cost reduction activities. For a description of our previously announced restructuring plans and further details of the charges (recoveries) incurred, refer to note 8 to the accompanying unaudited condensed consolidated financial statements.

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

Workforce Reduction Activities

For the quarter ended March 31, 2011, approximately $4 of the total charges relating to the net workforce reduction of 86 positions was incurred. As of March 31, 2011, our workforce reduction balances were approximately $52, of which $51 were classified as subject to compromise. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post-Petition Date cost reduction plan.

The following table sets forth charges by caption in the statement of operations:

	Three Months ended March 31,
	2011	2010
Cost of revenues	$2	$7
SG&A	2	6
R&D	—	1

Total workforce reduction charge	$4	$14

Other Cost Reduction Activities

During the three months ended March 31, 2011, our real estate related cost reduction activities and property and equipment writedowns resulted in charges of nil. As of March 31, 2011, our real estate and other cost reduction balances were approximately $6, which are classified as subject to compromise.

During the three months ended March 31, 2010, our real estate related cost reduction activities resulted in charges of $3, which were recorded against SG&A and reorganization items. During the three months ended March 31, 2010, we recorded plant and equipment write downs of $11 and we recorded an additional charge of $11 to reorganization items for lease repudiation and other contract settlements.

Other Operating (Income) Expense — Net

The components of other operating income — net were as follows:

	Three Months Ended March 31,
	2011	2010
Royalty license income — net	$(1)	$(3)
Litigation charges (recovery) — net	—	4
Billings under TSAs	(25)	(56)
Other — net	1	(5)

Other operating (income) expense — net	$(25)	$(60)

In the first quarter of 2011, other operating income — net was $25, due primarily to billings related to TSAs entered into in connection with our various divestitures. In the first quarter of 2010, other operating income — net was $60 due primarily to billings related to TSAs with Ericsson and Avaya, royalty income of $3, and Other — net of $5, partially offset by litigation settlement of $4.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	Three Months Ended March 31,
	2011	2010
Rental income	$1	$13
Currency exchange gains (loss) — net	(10)	44
Other — net	(3)	3

Other income (expense) — net	$(12)	$60

In the first quarter of 2011, Other income (expense) — net was a net expense of $12, primarily comprised of currency exchange loss of $10 due to the strengthening of the British Pound against the U.S. Dollar. In the first quarter of 2010, Other income (expense) — net was income of $60, primarily due to currency exchange gains of $44 due to strengthening of the Canadian Dollar and the Korean Won against the U.S. Dollar, and rental income of $13.

Interest Expense

Interest expense remained relatively consistent in the first quarter of 2011 compared to the first quarter of 2010. In accordance with ASC 852, interest expense incurred post-Petition Date in the U.S. is not recognized for accounting purposes. As a result, $3 and $3 of interest payable on debt issued by the U.S. Debtors, including NNI, has not been accrued in the accompanying unaudited condensed consolidated financial statements for the first quarter of 2011 and 2010, respectively. We have continued to accrue for interest expense in the first quarter of 2011 of $79 and in the first quarter of 2010 of $75 in our normal course of operations related to debt issued by NNC or NNL in Canada until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three months ended March 31, 2011 and 2010 consisted of the following:

	Three Months Ended March 31,
	2011	2010
Professional fees (a)	$(18)	$(44)
Interest income (b)	3	4
Employee incentive plans (c)	(9)	(9)
Pension, post-retirement and post-employment plans (d)	14	37
Gain on divestitures (e)	19	640
Loss on deconsolidation (f)	—	(82)
Asset impairments (g)	—	(25)
Settlements (h)		(2)
Other (i)	(4)	(23)

Total reorganization items — net	$5	$496

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(d)	Includes amounts related to the Settlement Agreement and the termination of the Nortel Networks Supplementary Executive Retirement Plan (SERP) defined benefit plans.
(e)	Relates to the gains on various divestitures. See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(f)	Relates to deconsolidation of certain subsidiaries in connection with the Creditor Protection Proceedings. See note 1 to the accompanying unaudited condensed consolidated financial statements for further information.
(g)	Relates to impairment of certain long-lived assets.
(h)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities.
(i)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings, such as foreign exchange on applicable balances and activity.

Income Tax Expense

During the three months ended March 31, 2011, Nortel recorded a tax recovery of $1 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $102. The tax recovery of $1 is comprised of a net tax recovery relating to prior years of $2 and offset by other taxes of $1.

During the three months ended March 31, 2010, Nortel recorded a tax expense of $8 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $388. The tax expense of $8 is largely comprised of several significant items, including $11 of income taxes on current year profits in various jurisdictions and $2 of income taxes resulting from revisions to prior year taxes. This tax expense was offset by decreases in uncertain tax positions and other taxes of $5.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the period ending March 31, 2011 and 2010, income from discontinued operations was offset by losses from continuing operations resulting in a tax recovery allocated to income tax expense from continuing operations and tax expense allocated to discontinued operations of nil and $7 respectively.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at March 31, 2011 for all jurisdictions. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — EMEA Subsidiaries

As discussed above, the EMEA Subsidiaries were accounted for under the equity method of accounting from the Petition Date through May 31, 2010 and are accounted for under the cost method of accounting beginning June 1, 2010. Therefore no results for EMEA Subsidiaries are reported in our condensed consolidated financial statements for the first quarter of 2011. Equity in net loss of EMEA Subsidiaries was a loss of $20 for the first quarter of 2010. The following discussion relates to the key components comprising the EMEA Subsidiaries’ net loss.

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

Reorganization items net were $6 in the first quarter of 2010. The primary drivers were charges for professional fees of $27 and employee incentive plans of $7 partially offset by gain on divestitures of $21 and other of $9.

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

ES

Loss from discontinued operations, net of taxes, for the first quarter of 2011 was $1 primarily attributable to reorganization items.

Earnings from discontinued operations, net of taxes, for the first quarter of 2010 were nil. These earnings were partially offset by SG&A expense of $3. Revenues for the first quarter of 2010 were $7 with a gross profit of $3. The revenues related to the residual business not transferred to Avaya.

LGN

Loss from discontinued operations, net of taxes, for the first quarter of 2010 for LGN was $2. Revenues for the first quarter of 2010 were $122 with a gross profit of $36 for LGN. SG&A and R&D expenses were $18 and $14, respectively.

For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

As of March 31, 2011, our cash and cash equivalents balance was $775.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of March 31, 2011: $254 in Asia, $267 in Canada, $53 in CALA, $111 in joint ventures, $84 in China and $6 in EMEA. These amounts exclude restricted cash of $3,259, comprised of $3,254 accounted for in NNL and $5 in Asia. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received” for further information regarding NNL restricted cash in Canada. Cash balances related to the EMEA Subsidiaries and the U.S. Subsidiaries are no longer included in our consolidated cash balance as a result of the change to cost accounting.

Since June 2009, approximately $3,183 in net proceeds has been generated through the completed sales of businesses of which approximately $3,171 have been received as of March 31, 2011. As of March 31, 2011, $2,881 of the divesture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash. As of March 31, 2011, a further $107 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

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

Historically, we have relied upon additional cash management provisions including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs. In particular, the Canadian Debtors allocated profits, losses and certain costs among the corporate group through transfer pricing agreement payments. Other than one $30 payment made by NNI to NNL in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date and, as a result, NNL’s cash flow has been significantly impacted. The Canadian Debtors, the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA, which acceded to the IFSA on September 11, 2009), entered into the IFSA dated June 9, 2009 under which NNI has paid $157 to NNL, in four installments during 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009.

On December 23, 2009, we announced that we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors have entered into the Final Canadian Funding and Settlement Agreement (FCFSA), which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. The FCFSA also provides that NNI will pay to NNL approximately $190 over the course of 2010 in full and final settlement of all obligations pursuant to the transfer pricing agreements among the Nortel group entities, which includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL on their behalf for the duration of the Creditor Protection Proceedings. In addition, in consideration of a settlement payment of $37.5, the IRS released all of its tax claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. NNI made the settlement payment to the IRS on February 22, 2010.

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

We have established certain cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. Approximately $14 of cash collateral has been posted by Nortel in support of non-EDC performance bonds and letter of credit facilities.

To enable certain Nortel subsidiaries (the APAC Agreement Subsidiaries) in the APAC region to preserve their assets and businesses, the Debtors entered into the Asia Restructuring Agreement (the APAC Agreement). Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries was restructured to subordinate a portion of their debt. Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the Pre-Petition Intercompany Debt. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $20, $30 and $23, respectively, in aggregate in respect of the APAC Agreement. A further portion of the Pre-Petition Intercompany Debt will be repayable from time to time only to the extent of such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions.

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

Our current cash management system and consolidated cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and may be impacted by the Creditor Protection Proceedings. The U.S. Principal Officer and the U.K. Administrators oversee the cash management system in their respective jurisdictions and those amounts are not included in Nortel’s consolidated balance sheet as of March 31, 2011. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund and wind down our operations; (iii) cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the Debtors will be able to access proceeds in a timely manner from the divestitures as the Debtors continue discussions on allocation of proceeds from the divestitures of our businesses and assets.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $32 in 2011 to $775, primarily due to cash flows attributable to discontinued operations, loss of cash due to deconsolidation of U.S. Subsidiaries and the net cash used in continuing operations.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, (iv) financing activities and (v) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010	Change
Net earnings (loss) attributable to NNC	$(105)	$355	$(460)
Net (earnings) loss from discontinued operations, net of tax	1	2	(1)
Non-cash items	(22)	(403)	381
Operating assets and liabilities	76	10	66

Net cash from (used in) operating activities of continuing operations	(50)	(36)	(14)
Net cash from (used in) operating activities of discontinued operations	—	(40)	40

Net cash from (used in) operating activities	(50)	(76)	26
Net cash from (used in) investing activities of continuing operations	9	2	7
Net cash from (used in) investing activities of discontinued operations	—	25	(25)

Net cash from (used in) investing activities	9	27	(18)
Net cash used in financing activities of continuing operations	—	(13)	13
Net cash used in financing activities of discontinued operations	—	—	—

Net cash used in financing activities	—	(13)	13
Effect of foreign exchange rate changes on cash and cash equivalents	9	13	(4)
Reduction of cash and cash equivalents of deconsolidated entities	—	(24)	24

Net increase (decrease) in cash and cash equivalents of continuing operations	(32)	(58)	26
Net increase (decrease) in cash and cash equivalents of discontinued operations	—	(15)	15

Net increase (decrease) in cash and cash equivalents	(32)	(73)	41
Cash and cash equivalents at beginning of period	807	1,998	(1,191)
Cash and cash equivalents at end of period	775	1,925	(1,150)
Less: Cash and cash equivalents of discontinued operations at end of period	—	(236)	236

Cash and cash equivalents of continuing operations at end of period	$775	$1,689	$(914)

Operating Activities

In the first quarter of 2011, our net cash used in operating activities of $50 resulted from a net loss attributable to NNC of $105, net of loss from discontinued operations of $1, use of cash of $22 from non-cash items, partially offset by $76 from changes in operating assets and liabilities. Net cash from changes in operating assets and liabilities was mainly due to the decrease in accounts receivable of $22, the change in other of $23, change in payroll, contractual and accrued liabilities of $51 and the increase in inventories and deferred cost of $4 and $3 respectively, partially offset by the increase in accounts payable of $16, the change in deferred revenue of $8 and the decrease in advanced billings of $3. The primary non-cash items were $32 in reorganization items under ASC 852, other of $17, partially offset by pension and other accruals of $14, and amortization and depreciation of $10.

In the first quarter of 2010, our net cash used in operating activities of $76 resulted from net income attributable to NNC of $355, net of a loss of $2 from discontinued operations, cash from changes in operating assets and liabilities of $10, more than offset by non-cash items of $403 and cash used in discontinued operations of $40. The net cash from changes in operating assets and liabilities was mainly due to the reduction of accounts receivable of $96, change in inventory of $32 and change in payroll, accrued and contractual liabilities of $17, partially offset by the change in deferred revenues of $18, the increase in accounts payable of $58, change in income taxes of $35, change in advanced billings of $22 and change in restructuring liabilities of $5. The primary additions to our net loss for non-cash items were $20 equity in net loss of EMEA Subsidiaries, pension and other accruals of $30, amortization and depreciation of $22 and other net of $45, which includes funding from discontinued operations, more than offset by reorganization items under ASC 852 of $530.

Investing Activities

In the first quarter of 2011, net cash from investing activities was $9 primarily due to proceeds related to sale of businesses and assets of $49, partially offset by an increase in restricted cash and cash equivalents of $40.

In the first quarter of 2010, net cash from investing activities was $27 primarily due to proceeds related to sale of businesses and assets of $754, a decrease in short term and long term investments of $24 and net cash provided by discontinued operations of $25, partially offset by an increase in restricted cash and cash equivalents of $770 and expenditures for plant and equipment of $5.

Financing Activities

In the first quarter of 2011, financing activities were nil.

In the first quarter of 2010, cash used in financing activities was $13, primarily due to dividends paid by subsidiaries to noncontrolling interests of $11, and a net decrease in capital leases payable of $2.

Other Items

In the first quarter of 2011, our cash position was positively impacted by $9 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar and Chinese Yuan against the U.S. Dollar.

In the first quarter of 2010, our cash position was negatively impacted by $13 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar, the Euro and the British Pound against the U.S. Dollar.

Fair Value Measurements

The assets within our defined benefit pension plans are valued using fair value measurements. We utilize observable (Level 1 and Level 2) inputs in determining the fair value of the assets. See note 13 to the accompanying unaudited condensed consolidated financial statements for additional information.

Future Uses of Liquidity

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

Our cash requirements for the 12 months commencing April 1, 2011 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $47; and

•	costs related to workforce reductions and real estate actions totaling approximately $9.

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

The following table provides information related to these types of bonds as of:

	March 31, 2011	December 31, 2010
Bid and performance-related bonds (a)	$17	$26
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$17	$26

(a)	Net of restricted cash and cash equivalent amounts of $5 and $5 as of March 31, 2011 and December 31, 2010, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $13 and $15 as of March 31, 2011 and December 31, 2010, respectively.

Application of Critical Accounting Policies and Estimates

Our accompanying unaudited condensed consolidated financial statements are based on the selection and application of U.S. GAAP, which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: income taxes and pension and post-retirement benefits.

We have discussed the application of these critical accounting policies and estimates with the audit committee of our board of directors.

Income Taxes

As of December 31, 2010, Nortel’s net deferred tax assets were nil. As of March 31, 2011, the net deferred tax assets remained unchanged at nil. Our deferred tax assets are mainly comprised of net operating loss carryforwards, realized and unrealized capital loss carryforwards, tax credit carryforwards, outside basis differences and deductible temporary differences, which are primarily available to reduce future income taxes payable in Canada. The realization of our net deferred tax asset is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. Although certain disposals are estimated to generate gains in 2011, due to Nortel’s history of losses, the uncertainty concerning the forecasted income for 2011 and beyond, the uncertainty concerning the estimated final proceeds allocation by jurisdiction and Nortel’s limited ability to control the ultimate closing of any remaining transactions, Nortel believes that it is still appropriate to maintain a full valuation allowance in all jurisdictions.

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

Tax Contingencies

The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $15 as of March 31, 2011, of which nil is included in liabilities subject to compromise.

Actual income tax expense, income tax assets and liabilities could vary from these estimates due to future changes in income tax laws, significant changes in the jurisdictions in which we operate, or unpredicted results from the final assessment of each year’s liability by various taxing authorities. These changes could have a significant impact on our financial position.

We are subject to ongoing examinations by certain taxation authorities of the jurisdictions in which we operate. We regularly assess the status of these examinations and the potential for adverse outcomes to determine the adequacy of our provision for income and other taxes. The Canadian Debtors believe that they have adequately provided for tax adjustments that we believe are more likely than not to be realized as a result of any ongoing or future examination.

Pension and Post-retirement Benefits

We maintain various retirement programs, one or more of which covers substantially all of our employees, which consist of defined benefit, defined contribution and investment plans. In the first quarter of 2011, we contributed $1 to employees’ investment plans. The company also made payments of $2 in relation to its post-retirement obligation for expenses incurred prior to December 31, 2010. All other retirement plans have been closed to new contributions or formally terminated.

We are still formally the sponsor of defined benefit pension arrangements, for which administration duties have been transferred to Morneau Sobeco Limited Partnership as of September 30, 2010, pursuant to a Settlement Agreement with former and disabled Canadian employee representatives. Under this agreement, our post-retirement and post-employment plans were terminated on December 31, 2010, and pension contributions were halted on September 30, 2010. Accordingly, no funding is expected for any of these arrangements in 2011.

On March 8, 2011, the Ontario Superintendent of Financial Services ordered the wind-up of the Canadian pension plans with an effective date of October 1, 2010. As a result of this order, Nortel remeasured the pension obligations in the first quarter of 2011 with wind-up assumptions as of the effective date, resulting in a reduction to pension liabilities and other comprehensive income of $96. The settlement process for the Canadian pension plans has not been finalized and is subject to changes in applicable legislation which could affect the assumptions used to calculate the Plans’ pension obligations.

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the U.K. Pension Protection Fund against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) at £2,100 or $3,300 as of January 2009. Since that date, the U.K. Pension regulator has made several attempts through courts in Canada to allow collection of this amount outside of Nortel’s stay under CCAA Proceedings, which have all been denied by the Canadian Courts. This issue has not been fully resolved as of March 31, 2011. We are of the view that any decision made in the U.K. courts would not result in any additional liability given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Our current best estimate of the expected allowed claim for this guarantee is £334, or $538 at March 31, 2011. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 12 to the accompanying unaudited condensed consolidated financial statements.

Outstanding Share Data

As of May 6, 2011, we had 498,206,366 NNC common shares outstanding.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: obtain required approvals and successfully consummate pending and future divestitures; ability to satisfy transition services agreement obligations in connection with the divestiture of operations; successfully conclude ongoing discussions for the sale of our other assets; develop, obtain required approvals for, and implement a court-approved plan; allocation of the sale proceeds of our businesses among the various Nortel entities participating in these sales may take considerable time to resolve; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of our jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; continue to have cash management arrangements and obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; operate effectively under the new organizational structure, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the U.S. Principal Officer, and work effectively with the U.K. Administrators, French Administrator, French Liquidator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection

Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with customers, suppliers, partners and employees; retain and incentivize key employees; retain, or if necessary, replace suppliers on acceptable terms and avoid disruptions in our supply chain regarding our remaining stranded contracts; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be ascribed pursuant to any court-approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: fluctuations in foreign currency exchange rates; a high level of debt, arduous or restrictive terms and conditions related to accessing certain sources of funding; the sufficiency of workforce and cost reduction initiatives; a failure to protect our intellectual property rights; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; and failure to maintain integrity of our information systems. For additional information with respect to certain of these and other factors, see the “Risk Factors” section of the 2010 Annual Report. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4.	Controls and Procedures

Capitalized terms used in this Item 4 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO) John M. Doolittle, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at March 31, 2011. Based on this evaluation, management, including the CFO, have concluded that our disclosure controls and procedures as at March 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. During 2009 and 2010, we completed several business divestitures and streamlined our business infrastructure and implemented processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes continued to materially affect our internal control over financial reporting throughout 2010 and into 2011 or are reasonably likely to continue to materially affect our internal control over financial reporting. Additional process changes may be necessary in the future. Management continues to take actions necessary to address the resources, processes and controls related to these changes, as well as to changes arising from the realignment of certain work between the Canadian Debtors and U.S. Debtors as part of the separation of various corporate functions to allow each estate to become standalone, while maintaining effective control over financial reporting.

PART II

OTHER INFORMATION

Capitalized terms used in this Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 1.	Legal Proceedings

There have been no material developments in our material legal proceedings as previously reported in our 2010 Annual Report. For additional discussion of other material legal proceedings, see “Contingencies” in note 19 of the accompanying unaudited condensed consolidated financial statements.

ITEM 1A.	Risk Factors

Certain statements in this report may contain words such as “could”, “expect”, “may”, “should”, “will”, “anticipate”, “believe”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings are having a direct impact on our business and are exacerbating these risks and uncertainties. In particular, the risks described herein and in our 2010 Annual Report could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our 2010 Annual Report which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2010 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and liquidity. The risks described in our 2010 Annual Report have not materially changed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the three-month period ended March 31, 2011, no NNC common shares were issued in accordance with the settlement. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

Date: May 16, 2011