Form 10-Q
period 2011-06-30
NORTEL NETWORKS CORP
filed 2011-08-11
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2011.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Products	$—	$116	$17	$406
Services	1	29	4	101

Total revenues	1	145	21	507

Cost of revenues:
Products	4	130	24	371
Services	1	9	3	33

Total cost of revenues	5	139	27	404

Gross profit (loss)	(4)	6	(6)	103
Selling, general and administrative expense	53	135	91	301
Research and development expense	—	21	—	103
Loss on sales and impairments of assets - net	—	1	1	3
Other operating income - net (note 6)	(18)	(96)	(43)	(156)

Operating loss	(39)	(55)	(55)	(148)
Other income (expense) - net (note 6)	5	(28)	(7)	32
Interest expense (contractual interest expense for the six months ended June 30, 2011 and 2010 was $159 and $156, respectively)	(80)	(75)	(159)	(150)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of associated companies and EMEA Subsidiaries	(114)	(158)	(221)	(266)
Reorganization items - net (note 5)	11	(1,455)	16	(959)

Loss from continuing operations before income taxes, and equity in net loss of associated companies and EMEA Subsidiaries	(103)	(1,613)	(205)	(1,225)
Income tax benefit (expense)	(2)	41	(1)	33

Loss from continuing operations before equity in net loss of associated companies and EMEA Subsidiaries	(105)	(1,572)	(206)	(1,192)
Equity in net loss of associated companies - net of tax	—	—	—	(1)
Equity in net loss of EMEA Subsidiaries (note 17)	—	(30)	—	(50)

Net loss from continuing operations	(105)	(1,602)	(206)	(1,243)
Net earnings (loss) from discontinued operations - net of tax	—	35	(1)	33

Net loss	(105)	(1,567)	(207)	(1,210)
Income attributable to noncontrolling interests	(10)	(5)	(13)	(7)

Net loss attributable to Nortel Networks Corporation	$(115)	$(1,572)	$(220)	$(1,217)

Basic and diluted loss per common share - continuing operations	$(0.23)	$(3.22)	$(0.44)	$(2.51)

Total basic and diluted loss per common share	$(0.23)	$(3.15)	$(0.44)	$(2.44)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$790	$807
Restricted cash and cash equivalents	253	158
Accounts receivable - net	213	260
Inventories - net	—	4
Other current assets	119	154
Assets held for sale	—	39
Assets of discontinued operations (note 4)	1	4

Total current assets	1,376	1,426

Restricted cash	3,117	3,061
Plant and equipment - net	13	30
Other assets	55	65

Total assets	$4,561	$4,582

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$354	$385
Payroll and benefit-related liabilities	24	42
Contractual liabilities	34	69
Restructuring liabilities	1	1
Other accrued liabilities (note 6)	167	55
Liabilities held for sale	—	10
Liabilities of discontinued operations (note 4)	5	5

Total current liabilities	585	567

Long-term liabilities
Other liabilities (note 6)	21	31

Total long-term liabilities	21	31

Liabilities subject to compromise (note 16)	10,711	10,565
Liabilities subject to compromise of discontinued operations	36	35

Total liabilities	11,353	11,198

Guarantees, commitments, contingencies and subsequent events (notes 2, 11, 13, 18, and 19 respectively)

SHAREHOLDERS’ DEFICIT
Common shares, without par value - Authorized shares: unlimited; Issued and outstanding shares: 498,206,366 as of June 30, 2011 and December 31, 2010 respectively	35,604	35,604
Additional paid-in capital	3,597	3,597
Accumulated deficit	(46,296)	(46,076)
Accumulated other comprehensive loss	(328)	(362)

Total Nortel Networks Corporation shareholders’ deficit	(7,423)	(7,237)
Noncontrolling interests	631	621

Total shareholders’ deficit	(6,792)	(6,616)

Total liabilities and shareholders’ deficit	$4,561	$4,582

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Six Months Ended June 30,
	2011	2010
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Corporation	$(220)	$(1,217)
Net (earnings) loss from discontinued operations - net of tax	1	(33)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	20	36
Equity in net loss of associated companies - net of tax	—	1
Equity in net loss of EMEA Subsidiaries (note 17)	—	50
Deferred income taxes	—	(6)
Pension and other accruals	28	53
Loss on sales of businesses and impairments of assets - net	—	2
Income attributable to noncontrolling interests - net of tax	13	7
Reorganization items - non cash	(64)	866
Other - net	(30)	392
Change in operating assets and liabilities	266	4

Net cash from operating activities - continuing operations	14	155
Net cash used in operating activities - discontinued operations	—	(341)

Net cash from (used in) operating activities	14	(186)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(7)
Change in restricted cash and cash equivalents	(151)	(1,178)
Decrease in short and long-term investments	—	24
Acquisitions of investments and businesses - net of cash acquired	—	(2)
Proceeds from the sales of investments and businesses and assets - net	107	970

Net cash used in investing activities - continuing operations	(44)	(193)
Net cash from investing activities - discontinued operations	—	167

Net cash used in investing activities	(44)	(26)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	—	(11)
Repayments of capital leases	—	(3)

Net cash used in financing activities - continuing operations	—	(14)
Net cash used in financing activities - discontinued operations	—	(77)

Net cash used in financing activities	—	(91)

Effect of foreign exchange rate changes on cash and cash equivalents	13	(1)
Reduction of cash and cash equivalents of deconsolidated companies	—	(26)

Net cash used in continuing operations	(17)	(79)
Net cash used in discontinued operations	—	(251)

Net decrease in cash and cash equivalents	(17)	(330)

Cash and cash equivalents at beginning of the period	807	1,998

Cash and cash equivalents at end of the period	790	1,668
Less cash and cash equivalents of discontinued operations at end of the period	—	—

Cash and cash equivalents of continuing operations at end of the period	$790	$1,668

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

As of June 30, 2011, Nortel has completed the sales of all of its businesses and regarding these businesses only the residual contracts not transferred to the various buyers remain. As a result, commencing with the first quarter of 2011, Nortel has one reportable segment, being the consolidated entity, as its chief operating decision maker reviews financial and operating results on that basis.

Nortel had four customers that generated revenues of approximately 65% of total consolidated revenues for the three months ended June 30, 2011, and one customer that generated revenues of approximately 26% of total consolidated revenues for the six months ended June 30, 2011. For the three months ended June 30, 2010, Nortel had no customer that generated more than 10% of total consolidated revenues. Nortel had one customer that generated revenues of approximately 12% of total consolidated revenues for the six months ended June 30, 2010.

Nortel Networks Limited (“NNL”) is Nortel’s principal direct operating subsidiary and its results are consolidated into Nortel’s results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in noncontrolling interests in the unaudited condensed consolidated balance sheets and any dividends accrued on preferred shares are reported in income attributable to noncontrolling interests in the statements of operations. Nortel does not expect to pay any of these cumulative dividends as a result of the Creditor Protection Proceedings.

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and six months ended June 30, 2011 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2010 Annual Report”) and this Quarterly Report on Form 10-Q for the three and six months ended June, 30 2011.

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

After consideration of the guidance available in ASC 810 “Consolidation” (“ASC 810”) and ASC 852, the unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010, and for three and six months ended June 30, 2011 and 2010 have been presented on the following basis with respect to Nortel subsidiaries:

•

the subsidiaries in Europe, the Middle East and Africa (“EMEA”), Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”), Nortel Networks (Ireland) Limited (“EMEA Debtors”) and their subsidiaries (collectively, “EMEA Subsidiaries”) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. subsidiaries and their subsidiaries (collectively, “U.S. Subsidiaries”) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

•

other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied in 2008 and prior with the exception of deconsolidated subsidiaries due to loss of control once placed into liquidation proceedings as discussed in Nortel’s 2010 Annual Report.

Nortel continues to exercise control over its subsidiaries located in Canada, Central American and Latin American (“CALA”) and Asia (other than those entities that are EMEA Subsidiaries, U.S. Subsidiaries or have been placed in liquidation proceedings), and its financial statements are prepared on a consolidated basis with respect to those subsidiaries. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Beginning on January 14, 2009 (“the Petition Date”), Nortel and certain of its subsidiaries in Canada, the U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. The unaudited condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such unaudited condensed consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; or (d) as to divestiture proceeds held in escrow by NNL, the final allocation of these proceeds as between various Nortel legal entities, including entities that are not consolidated in these unaudited condensed consolidated financial statements, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

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

Correction of Immaterial Errors Related to Prior Periods

As previously reported, in the course of preparing its interim financial statements for the three months ended March 31, 2011, Nortel became aware of certain NNL contractual guarantees provided in connection with real estate leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries that were not recognized at fair value upon the respective deconsolidation dates of these subsidiaries.

Nortel was required to establish a fair value at the initial recognition and measurement date for these guarantees under ASC 460 Guarantees (“ASC 460”), which, based on the nature of these guarantees, is the deconsolidation date. These fair values are not determinative of any expected allowed claim under the Creditor Protection Proceedings. See note 11.

These errors resulted in the understatement of Nortel’s net loss and liabilities subject to compromise in the second and fourth quarters of 2010 of $68 and $57, respectively, and an understatement of net loss and liabilities subject to compromise of $125 as at and for the year ended December 31, 2010. Nortel has recast the cumulative effect of these errors as at December 31, 2010 by increasing its liabilities subject to compromise and accumulated deficit by $125. Nortel has also recast the statements of operations and cash flows for the three and six months ended June 30, 2010, resulting in a charge to reorganization items, net and a corresponding increase in the net loss reported for these periods. Nortel will recast the applicable remaining comparative quarters when filing its interim and annual financial statements for fiscal 2011.

Nortel reviewed the impact of these errors on prior annual and interim periods in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality (“SAB 99”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) and determined that the errors were not material to the applicable prior periods.

The following table summarizes the adjustments to the impacted periods:

	Three Months Ended	Six Months Ended	Three Months Ended	Year Ended
	June 30, 2010	June 30, 2010	December 31, 2010	December 31, 2010
Reported net loss	($1,504)	($1,149)	($2,277)	($4,075)
Adjustment for the recognition of lease guarantees	(68)	(68)	(57)	(125)

Adjusted net loss	($1,572)	($1,217)	($2,334)	($4,200)

Comparative Figures

Certain 2010 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current period presentation.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-5”), effective for interim periods and years beginning after December 15, 2011. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Nortel is currently evaluating the impact of adopting ASU No. 2011-05 on its financial statements.

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

“Debtors” as used herein means: (i) Nortel, together with NNL and certain other Canadian subsidiaries (collectively, “Canadian Debtors”) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation, NNCI and certain other U.S. subsidiaries (“U.S. Debtors”) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain EMEA Debtors that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (“English Court”) (including NNSA); and certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv.

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to Nortel’s 2010 Annual Report.

Significant Business Divestitures

On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its businesses. Nortel has completed divestitures of all of its businesses including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd., to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd.; (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corporation (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson; (ix) the sale of substantially all of the assets of its global Multi Service Switch (MSS) business to Ericsson; (x) the sale of substantially all of the Guangdong-Nortel Telecommunications Equipment Co. Ltd. (“GDNT”), assets to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, “Ericsson China”), and (xi) the sale of its remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively the “Consortium”).

Divestiture Proceeds Received

As of June 30, 2011, of the approximately $3,251 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,226 had been received, net of estimated reductions in certain purchase price amounts (see below). These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$630 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of Nortel’s North American GSM business;

(g)	$27 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

(h)	$137 from the sale of substantially all of Nortel’s CVAS business, net of an estimated reduction in purchase price (see below);

(i)	$234 from the sale of Nortel’s 50% plus one share interest in LGN;

(j)	$46 from the sale of substantially all of Nortel’s MSS business, net of an estimated reduction in purchase price (see below);

(k)	$51 from the sale of substantially all of the GDNT assets (proceeds recorded in cash and cash equivalents); and

(l)	$4 from the sale of various Nortel business assets.

Of the $3,226 in proceeds received from divestitures as of June 30, 2011, $2,888 is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of June 30, 2011, a further $104 in the aggregate is expected to be received in connection with the divestitures of substantially all of Nortel’s CDMA business and LTE Access assets, the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, substantially all of Nortel’s global GSM/GSM-R and CVAS businesses, substantially all of the assets of Nortel’s MSS business, and substantially all of the assets of GDNT, subject to the satisfaction of various conditions, including ongoing performance obligations under the Transition Services Agreements (“TSAs”). Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

Transition Services Agreements

As previously reported, Nortel entered into TSAs in connection with certain of the business divestitures where Nortel is contractually obligated to provide transition services to certain purchasers of its businesses, such as IT, order management, supply chain, service and technical support, finance and certain back office services. Nortel receives income from the TSAs, which is reported in Nortel’s statements of operations under “Billings under transition services agreements”. As of the end of the second quarter of 2011, Nortel has completed substantially all of its obligations under the TSAs with the exception of some additional work requested by certain purchasers, which is ongoing and expected to be completed no later than September 30, 2011. As well, Nortel entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is expected to be completed no later than November 30, 2011.

Developments in the Creditor Protection Proceedings

Since the filing of Nortel’s 2010 Annual Report, the following are material developments in the sales of its businesses and in the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (Initial Order) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to December 14, 2011 and is subject to further extension by the Canadian Court.

Chapter 11 Proceedings

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and long-term disability benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. In anticipation that the U.S. Debtors will seek modification or termination of some or all of the U.S. retiree and long-term disability benefits at a later time, on June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S Trustee for the District of Delaware (“U.S. Trustee”) to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 21, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of long-term disabled employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. long-term disability benefits.

CVAS Business

In connection with the dispute between the parties over the interpretation of a defined term in the asset sale agreement, Nortel recorded a charge in the first quarter of 2011 of $25 as its best estimate of the probable amount payable to GENBAND based on settlement discussions which are ongoing among the parties.

MSS Business

On March 11, 2011, Nortel announced that it concluded the sale of substantially all of the assets of the MSS business to Ericsson for a purchase price of $65 in cash. Nortel recorded a downward price adjustment of approximately $12 related to working capital. The purchase price may be subject to a further working capital adjustment pending finalization between the parties. Nortel has recognized a gain on disposal of $40 in the six months ended June 30, 2011. Nortel entered into a TSA with Ericsson pursuant to which it agreed to provide certain transition services until no later than June 30, 2011. As noted above, some additional work requested under the TSA is ongoing and expected to be completed no later than August 31, 2011.

GDNT Joint Venture

On May 12, 2011, Nortel announced that GDNT had concluded the sale of substantially all of its assets to Ericsson China for an aggregate purchase price of approximately $51 in cash, subject to certain purchase price adjustments. The parties have agreed to an upward purchase price adjustment of approximately $6, which has been recorded in the second quarter of 2011. The purchase price has now been finalized. All of the employees of GDNT were offered employment with Ericsson China. NNL and Nortel China Limited together own 62 percent of GDNT. It is expected that GDNT will soon commence a process to wind down the entity and deal with its remaining assets and liabilities in accordance with Chinese law. At the conclusion of this process, any funds remaining in GDNT will be distributed to its shareholders.

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

Intellectual Property

On June 30, 2011, Nortel announced that it, NNL and certain of its other subsidiaries, including NNI and Nortel Networks UK Limited (in administration), had concluded a successful auction with the Consortium emerging as the winning bidder for the sale of all of its remaining patents and patent applications for a cash purchase price of $4,500.

This sale included more than 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios. The extensive patent portfolio touches nearly every aspect of telecommunications and additional markets as well, including internet search and social networking.

On July 11, 2011, NNC, NNL, NNI and certain other subsidiaries obtained orders from the U.S. Court and the Canadian Court at a joint hearing approving the sale agreement. Nortel concluded the sale on July 29, 2011.

Nortel has commenced a process, approved by the Canadian Court, to sell certain residual information technology (“IT”) assets primarily consisting of about 17 million Internet Protocol version 4 addresses, IT hardware assets including 700 servers, and 150 employees of the Canadian Debtors that support its information technology infrastructure. Working together with the Canadian Monitor, Nortel’s goal is to maximize the value of these residual IT assets in a timely manner. Any definitive sale agreement will require approval of the Canadian Court.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

On April 13, 2011, Nortel announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of its various business and asset divestitures and other inter-estate matters, including inter-company claims, has ended without resolution of the matters in dispute. As previously announced, the Nortel entities that are in Creditor Protection Proceedings, as well as Ernst & Young Inc., the court appointed Monitor under the CCAA Proceedings (the Canadian Monitor), John Ray as Principal Officer of each of the U.S. Debtors (the U.S. Principal Officer), the Official Committee of Unsecured Creditors pursuant to Chapter 11 (the U.S. Creditors’ Committee), a group purporting to hold substantial amounts of Nortel’s publicly traded debt (the Bondholder Group) and certain other interested parties, had entered into a confidential, non-binding mediation in an attempt to reach a consensual settlement of all material outstanding inter-estate matters. Mediation sessions were first held in November 2010 and again from April 11 to April 13, 2011. In light of the unsuccessful conclusion of the mediation process, delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant. Such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

On April 25, 2011, the U.S. Debtors and the UCC filed a joint motion for an order establishing an allocation protocol for the sale proceeds as between various Nortel legal entities pursuant to the IFSA, and for related relief. The proposed order would have the U.S. Court and the Canadian Court establish procedures and an expedited schedule for the cross-border resolution by the U.S. Court and the Canadian Court on the allocation of proceeds from the sales of Nortel’s businesses and from the sale of its patent portfolio. The motion was heard at a joint hearing of the U.S. Court and Canadian Court on June 7, 2011.

On June 20, 2011, Nortel announced that the Canadian Court and the U.S. Court had reserved their decisions on the motions heard by such courts on June 7, 2011, and directed NNC, NNL and the other Canadian Debtors, NNI and the other U.S. Debtors, the EMEA Debtors, as well as certain other parties, to participate in a joint mediation of the issues raised in the motions. The directions provided that the Canadian Court and the U.S. Court together will appoint a sole mediator by supplemental order and that the mediator will determine the time, date, place and protocol of the mediation.

On June 17, 2011, and as supplemented on June 29, 2011, the Canadian Court and the U.S. Court appointed The Honourable Warren K. Winkler, Chief Justice of Ontario, as the sole mediator (the Mediator) for the mediation. The mediation was ordered because of both courts’ concern that the time required to prepare their decisions would also delay allocation proceedings and, therefore, distributions to creditors of the various Nortel estates.

The Mediator will have authority, in consultation with the parties to the mediation, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator.

On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for the motions filed by the U.S. Debtors and the UCC to dismiss claims of certain EMEA Debtors filed against the U.S. Debtors. The order also requests the Mediator to consider postponing the mediation discussed above until after this hearing and the U.S. Court renders its decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he will postpone the initial procedural meeting to a date to be determined after the U.S. Court releases its decision.

As previously reported, the Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) appointed as joint administrators with respect to the EMEA Debtor in Ireland and representatives of Ernst & Young LLP appointed as joint administrators for the other EMEA Debtors (collectively, the U.K. Administrators), on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds distribution to unsecured creditors. Nortel is currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. Of the EMEA Claims quantified, they total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (the U.K. Pension Claim). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

On September 30, 2009, the EMEA Debtors filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On April 1, 2011, the U.S. Debtors filed an objection and moved for entry of an order directing the EMEA Debtors to file a more definite statement of claims by June 1, 2011. In a reply dated April 15, 2011, the EMEA Debtors agreed to file amended proofs of claim by June 1, 2011. The deadline for filing amended proofs of claim was later extended to June 3, 2011. The EMEA Debtors filed amended proofs of claim on June 3, 2011. On July 15, 2011, the U.S. Debtors and the UCC filed a joint objection and motion to dismiss the claims of one of the EMEA Debtors, NNUK. On July 22, 2011, the U.S. Debtors and the UCC filed joint objections and motions to dismiss the claims of two other EMEA Debtors, NNSA and Nortel Networks (Ireland) Limited, as well as the claims of the French liquidator of NNSA. These joint objections and motions remain pending in the U.S.

Environmental Remediation Sites

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites, and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. Nortel is bringing the motion to disclaim any further obligation for such properties that are no longer owned or used by Nortel and that Nortel and its creditors derive no benefit from any further remediation. See note 18.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors (“Debtors’ financial statements”) that are included in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2011 and 2010. The results of operations of the U.S. Debtors have been included in the Debtors’ financial statements for the periods presented, consistent with the basis of accounting reflected in the unaudited condensed consolidated financial statements. Refer to note 1 for additional information. The condensed combined statements of operations exclude the Canadian Debtors’ and U.S. Debtors’ interests in the results of operations of non-Debtor subsidiaries.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the Debtors’ financial statements.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three and six months ended June 30, 2011, Nortel has continued to accrue for interest expense of $80 and $159, respectively (three and six months ended June 30, 2010 - $74 and $147, respectively) in its normal course of operations related to debt issued by NNC and NNL in Canada until it obtains a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors.

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

Proceeds from the various business and asset divestitures, as discussed above, are being held in escrow until the applicable jurisdictions can determine the proceeds allocations and are not available to fund operations.

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Millions of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product revenues:
Third party	$—	$58	$—	$283
Non-Debtor subsidiaries	—	6	1	30
Service revenues (Third party)	—	31	—	106

Total revenues	—	95	1	419

Product cost of revenues:
Third party	1	81	5	275
Non-Debtor subsidiaries	—	6	1	31
Service cost of revenues (Third party)	—	14	—	44

Total cost of revenues	1	101	6	350

Gross profit (loss)	(1)	(6)	(5)	69
Selling, general and administrative expense	40	105	70	260
Research and development expense	—	24	3	107
Loss on sales of businesses and assets and impairment of assets	—	—	1	28
Other operating income - net	(16)	(87)	(37)	(134)

Operating loss	(25)	(48)	(42)	(192)
Other income - net	6	4	1	109
Interest expense	(79)	(74)	(158)	(148)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of debtor subsidiaries	(98)	(118)	(199)	(231)
Reorganization items - net	(16)	(931)	(10)	(469)

Loss from continuing operations before income taxes and equity in net loss of debtor subsidiaries	(114)	(1,049)	(209)	(700)
Income tax expense	—	37	—	30

Loss from continuing operations before equity in net loss of debtor subsidiaries	(114)	(1,012)	(209)	(670)
Equity in net loss of debtor subsidiaries - net of tax	—	(41)	—	(72)

Net loss from continuing operations attributable to Debtors, including noncontrolling interests	(114)	(1,053)	(209)	(742)
Net earnings (loss) from discontinued operations - net of tax	—	46	(1)	32

Net loss attributable to Debtors including noncontrolling interests	(114)	(1,007)	(210)	(710)
Income attributable to noncontrolling interests	(3)	(2)	(6)	(4)

Net loss attributable to Debtors	$(117)	$(1,009)	$(216)	$(714)

CONDENSED COMBINED BALANCE SHEETS

(Millions of U.S. Dollars)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$247	$289
Restricted cash and cash equivalents	178	81
Accounts receivable - net:
Third parties	2	1
Non-Debtor subsidiaries	416	401
U.S. Debtors subsidiaries	101	92
EMEA Debtors subsidiaries	17	14
Inventories - net	—	1
Other current assets	64	84
Assets held for sale	—	7
Assets of discontinued operations	1	4

Total current assets	1,026	974
Restricted cash	3,117	3,061
Investments in non-Debtors / Debtor subsidiaries	382	382
Plant and equipment - net	11	23
Other assets	52	65

Total assets	$4,588	$4,505

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable:
Third parties	$4	$6
Non-Debtor subsidiaries	97	169
U.S. Debtors subsidiaries	18	19
EMEA Debtors subsidiaries	25	25
Payroll and benefit-related liabilities	15	24
Contractual liabilities	—	1
Other accrued liabilities	142	11
Liabilities held for sale	—	3
Liabilities of discontinued operations	4	4

Total current liabilities	305	262
Long-term liabilities
Other liabilities	7	15

Total long-term liabilities	7	15
Liabilities subject to compromise	11,340	11,108
Liabilities subject to compromise of discontinued operations	36	35

Total liabilities	11,688	11,420

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(7,663)	(7,472)
Noncontrolling interests in Debtors	563	557

Total shareholders’ deficit	(7,100)	(6,915)

Total liabilities and shareholders’ deficit	$4,588	$4,505

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Millions of U.S. Dollars)

	Six Months Ended June 30,
	2011	2010
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Debtors	$(216)	$(714)
Net (earnings) loss from discontinued operations	1	(32)
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items - net	(40)	376
Other adjustments (a)	303	532

Net cash used in operating activities - continuing operations	48	162
Net cash used in operating activities - discontinued operations	—	(239)

Net cash used in operating activities	48	(77)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(7)
Change in restricted cash and cash equivalents	(153)	(1,110)
Decrease in short and long-term investments	—	24
Proceeds from the sales of investments and businesses - net	55	883

Net cash from (used in) investing activities - continuing operations	(98)	(210)
Net cash from investing activities - discontinued operations	—	239

Net cash from (used in) investing activities	(98)	29

Cash flows from (used in) financing activities
Repayments of capital lease obligations	—	(3)

Net cash used in financing activities - continuing operations	—	(3)
Net cash from (used in) financing activities - discontinued operations	—	—

Net cash used in financing activities	—	(3)

Effect of foreign exchange rate changes on cash and cash equivalents	8	9
Net cash used in continuing operations	(42)	(42)
Net cash from (used in) discontinued operations	—	—

Net decrease in cash and cash equivalents	(42)	(42)
Cash and cash equivalents at beginning of the period	289	1,132

Cash and cash equivalents at end of the period	$247	$1,090

(a)	The operating section of the condensed combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items — net.

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

(b) Accounting for Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements”, (“ASU 2009-14”). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing both software and non-software components that function together to deliver the product’s essential functionality will no longer be within the scope of ASC 985-605 “Software Revenue Recognition” (“ASC 985-

605”). The entire product (including the software and non-software deliverables) will therefore generally be accounted for under accounting literature found in ASC 605. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. Companies can elect to apply this guidance (1) prospectively to new or materially modified arrangements after the effective date or (2) retrospectively for all periods presented. Nortel adopted the provisions of ASU 2009-14 on January 1, 2011, on a prospective basis. The adoption of ASU 2009-14 did not have a material impact on Nortel’s results of operations and financial condition.

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

The ES business, which included Layer 4-7 Data Portfolio, DiamondWare, Ltd. and NGS, had total revenues of nil and $5 and net loss from discontinued operations of nil and $9 for the three months ended June 30, 2011 and 2010, respectively. The ES business had total revenues of nil and $12 and net loss from discontinued operations of $1 and $9 for the six months ended June 30, 2011 and 2010, respectively.

Certain assets and liabilities related to the ES business were not transferred to Avaya and continue to be classified as assets and liabilities of discontinued operations. These assets and liabilities are expected to be realized or extinguished as the Creditor Protection Proceedings progress. The remaining assets and liabilities related to the operations of the ES business are as follows:

	June 30, 2011	December 31, 2010
Assets
Accounts receivable - net	$1	$2
Other current assets	—	2

Assets of discontinued operations	$1	$4

Liabilities
Trade and other accounts payable	$1	$—
Other current liabilities	4	5

Liabilities of discontinued operations	$5	$5

LGN

On June 29, 2010, Nortel completed the sale of NNL’s 50% plus 1 share interest in LGN to Ericsson for $242 in cash, subject to certain purchase price adjustments and taxes. As a result of the sale, Nortel recognized a gain of $53 in the year ended December 31, 2010. The LGN business had total revenues of nil and $88 and net earnings from discontinued operations of nil and $44 for three months ended June 30, 2011 and 2010, respectively. The LGN business had total revenues of nil and $210 and net earnings from discontinued operations of nil and $42 for six months ended June 30, 2011 and 2010, respectively.

Prior to the divestiture of its interest in LGN, Nortel engaged in transactions with certain of its equity-owned investees and certain other business partners. These transactions included sales and purchases of goods and services under normal trade terms and were measured at their exchange amounts. Transactions with LG Electronics (“LGE”), Vertical Communications, Inc (“Vertical”) and GNTEL Co., Ltd (“GNTEL”) resulted in $7 of revenue and $27 of costs of revenues from purchases for the three months ended June 30, 2010 and $16 of revenue and $61 of costs of revenues from purchases for the six months ended June 30, 2010. LGE held a noncontrolling interest in LGN prior to Nortel’s sale of its interest on June 29, 2010. Nortel’s sales and purchases related primarily to certain inventory-related items up to June 30, 2010. Accounts payable or other balances involving LGE were nil as of June 30, 2011 and December 31, 2010. Prior to Nortel’s divestiture of its interest in LGN on June 29, 2010, LGN owned a noncontrolling interest in Vertical which supported LGN’s efforts to distribute Nortel’s products to the North American market. Accounts payable or other balances involving Vertical were nil as of June 30, 2011 and December 31, 2010. Prior to divestiture of its interest in LGN on June 29, 2010, Nortel held a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL related primarily to installation and warranty services up to June 30, 2010. Accounts payable or other balances involving GNTEL were nil as of June 30, 2011 and December 31, 2010.

5. Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Professional fees (a)	$(21)	$(42)	$(39)	$(86)
Interest income (b)	3	3	6	7
Lease repudiation (c)	—	(3)	—	(3)
Employee incentive plans (d)	(4)	(12)	(13)	(21)
Pension, post-retirement and post-employment plans (e)	—	(29)	14	8
NNUK pension guarantee (f)	—	(634)	—	(634)
Gain on divestitures (g)	37	225	56	865
Gain (loss) on liquidation of subsidiaries (h)	—	8	—	(74)
EMEA deconsolidation adjustment (i)	—	(763)	—	(763)
Loss on impairment or sale of stranded assets (j)	—	(113)	—	(138)
Settlements (k)	—	—	—	(2)
Lease guarantees (l)	—	(68)	—	(68)
Other (m)	(4)	(27)	(8)	(50)

Total reorganization items - net	$11	$(1,455)	$16	$(959)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Includes amounts related to the Settlement Agreement and the termination of the SERP defined benefit plans. See note 10.
(f)	Relates to the NNUK pension guarantee. See note 11.
(g)	Relates to the gains on various divestitures. See note 2.
(h)	Relates to deconsolidation of certain subsidiaries in connection with the Creditor Protection Proceedings.
(i)	Relates to the charge due to the deconsolidation of the EMEA Subsidiaries and the application of the cost method of accounting. See note 1.
(j)	Relates to impairment of certain long-lived assets.
(k)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities.
(l)	Relates to the estimated fair value under ASC460 of NNL’s guarantees of lease obligations in respect of leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries. See notes 1 and 11.
(m)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Nortel received $57 relating to reorganization items in the six months ended June 30, 2011, attributable to $106 received for various divestitures and $6 for interest income, partially offset by $36 paid for professional fees, $3 paid for claims settlement, and $16 paid for employee incentive plans.

Nortel received $791 relating to reorganization items in the six months ended June 30, 2010, attributable to $881 received for various divestitures and $3 for interest income, partially offset by $77 paid for professional fees, and $16 paid for employee incentive plans.

See the unaudited condensed consolidated statement of cash flows for the non-cash portion of the reorganization item.

6. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the unaudited condensed consolidated statements of operations and cash flows for three and six months ended June 30, 2011 and 2010, and the unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.

Condensed consolidated statements of operations

Other operating income — net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Royalty license income - net	$—	$(3)	$(1)	$(6)
Litigation charges - net	—	—	—	4
Billings under TSAs	(19)	(92)	(44)	(148)
Other - net	1	(1)	2	(6)

Other operating income - net	$(18)	$(96)	$(43)	$(156)

Other income (expense) — net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain on sale and impairment of investments - net	$1	$8	$1	$8
Rental income	1	$16	2	$29
Currency exchange gain (loss) - net	6	(44)	(4)	—
Other - net	(3)	(8)	(6)	(5)

Other income (expense) - net	$5	$(28)	$(7)	$32

Condensed consolidated balance sheets

Restricted cash and cash equivalents:

Restricted cash and cash equivalents includes, in part, $71 and $74 as of June 30, 2011 and December 31, 2010, respectively, related to assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel.

Accounts receivable — net:

	June 30, 2011	December 31, 2010
Trade and other receivables (a)	$224	$272
Contracts in process	—	3

	224	275
Less: provisions for doubtful accounts	(11)	(15)

Accounts receivable - net	$213	$260

(a)	Includes $170 and $163 as of June 30, 2011 and December 31, 2010, respectively, related to net accounts receivables from subsidiaries accounted for under the cost method, where settlement will occur as part of a plan of reorganization under the creditor protection proceedings.

Inventories — net:

	June 30, 2011	December 31, 2010
Gross inventories	$4	$15
Less: provisions for inventories	(4)	(11)

Inventories - net	$—	$4

Other current assets:

	June 30, 2011	December 31, 2010
Prepaid expenses	$22	$25
Income taxes recoverable	24	38
Current investments	1	1
Other	72	90

Other current assets (a)	$119	$154

(a)	Includes certain receivables resulting from divestiture of businesses and TSAs.

Plant and equipment — net:

	June 30, 2011	December 31, 2010
Cost:
Buildings	$12	$34
Machinery and equipment	163	193
Assets under capital lease	—	3
Sale lease-back assets	1	1

	176	231

Less accumulated depreciation:
Buildings	(12)	(26)
Machinery and equipment	(150)	(171)
Assets under capital lease	—	(3)
Sale lease-back assets	(1)	(1)

	(163)	(201)

Plant and equipment - net	$13	$30

Other assets:

	June 30, 2011	December 31, 2010
Debt issuance costs	$29	$35
Financial assets	—	7
Other	26	23

Other assets	$55	$65

Other accrued liabilities:

	June 30, 2011	December 31, 2010
Outsourcing and selling, general and administrative related provisions	$7	$10
Customer deposits	6	6
Advance billings in excess of revenues recognized to date on contracts (a)	4	6
Income taxes payable	3	16
Other (b)	147	17

Other accrued liabilities	$167	$55

(a)	Includes amounts that may be recognized beyond one year due to the duration of certain contracts.
(b)	Includes $108 of good faith deposits related to the auction of Nortel’s patents and patent applications, of which $54 will be refunded in the third quarter of 2011 to unsuccessful bidders. The balance will be recognized as gain on sale.

Other liabilities:

	June 30, 2011	December 31, 2010
Tax uncertainties	$13	$16
Other long-term provisions	8	15

Other liabilities	$21	$31

Condensed consolidated statements of cash flows

Change in operating assets and liabilities — net:

	Six Months Ended June 30,
	2011	2010
Accounts and other receivables - net	$45	$221
Inventories - net	—	36
Deferred costs	4	5
Income taxes	(1)	(67)
Accounts payable	(27)	(45)
Payroll, accrued and contractual liabilities	230	(34)
Deferred revenue	(9)	26
Advance billings in excess of revenues recognized to date on contracts	(2)	(71)
Restructuring liabilities	—	(13)
Other	26	(54)

Change in operating assets and liabilities (a)	$266	$4

(a)	The changes in liability amounts noted above include obligations that are subject to compromise.

Interest, taxes and reorganization items paid (received):

	Six Months Ended June 30,
	2011	2010
Cash interest paid	$—	$4
Cash taxes paid	$3	$45
Net receipts for reorganization items (note 5)	$(57)	$(791)

7. Pre-Petition Date cost reduction plans

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

During the three and six months ended June 30, 2011, there were no charges related to Nortel’s Pre-Petition Date cost reduction plans. During the three and six months ended June 30, 2010, there was a recovery of $4 and $5 related to these plans, respectively. As of June 30, 2011, the pre-petition cost reduction provision of $33 represents $27 in workforce reduction and $6 in contract settlement and lease costs. These amounts do not include provisions for discontinued operations.

8. Post-Petition Date cost reduction activities

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

Workforce Reduction Activities

Three and six months ended June 30, 2011

For the three and six months ended June 30, 2011, approximately $6 and $10, respectively, of the total charges relating to the net workforce reduction of 345 positions was incurred. As Nortel continues to progress through the Creditor Protection Proceedings, Nortel expects to incur charges and cash outlays related to workforce and other cost reduction strategies. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

During the six months ended June 30, 2011, changes to the provision balances were as follows:

Provision balance as of December 31, 2010	$48
Other charges	10
Cash drawdowns	(7)
Foreign exchange and other adjustments	3

Provision balance as of June 30, 2011 (a)	$54

(a)	As of June 30, 2011, $53 was included in liabilities subject to compromise. Of this amount, the short-term provision balance was $1 and the long-term provision balance was nil.

During the three and six months ended June 30, 2011 and 2010, the workforce reduction charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$1	$4	$3	$11
SG&A	3	7	5	13
R&D	—	6	—	7
Other	2	—	2	—

Total workforce reduction charge	$6	$17	$10	$31

Other Cost Reduction Activities

During the three and six months ended June 30, 2011, there were no charges related to Nortel’s real estate cost reduction activities. As of June 30, 2011, Nortel’s real estate and other cost reduction liabilities were approximately $6, all of which are classified as subject to compromise. During the three and six months ended June 30, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $3 and $6, respectively, which were recorded against SG&A and reorganization items. During the three and six months ended June 30, 2010, Nortel recorded an impairment of nil and $11, respectively, as part of SG&A and reorganization items and additional charges of $2 and $13, respectively, to reorganization items for lease repudiations and other contract settlements.

9. Income taxes

During the six months ended June 30, 2011, Nortel recorded a tax expense of $1 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $205. The tax expense of $1 is comprised of $3 resulting from taxes on earnings in Asia, offset by a recovery of $2 relating to changes in uncertain tax positions.

The ultimate determination of the final allocation of proceeds among the various Nortel legal entities has not yet occurred and may be materially different from the classification and related amounts shown in these unaudited condensed consolidated financial statements. Nortel expects that the final allocation of proceeds will mainly result in adjustments to existing loss carryforward balances or other tax attributes, which will be offset with valuation allowance and have a minimal impact to taxes payable.

During the six months ended June 30, 2010, Nortel recorded a tax recovery of $33 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $1,225. The tax recovery of $33 is largely comprised of $9 of income taxes on current year earnings in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $14 and the reversal of previously accrued income taxes and interest of $28.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the six months ended June 30, 2011 and 2010, the amount of tax recovery allocated to continuing operations and tax expense allocated to discontinued operations as a result of income from discontinued operations being offset by losses from continued operations was nil and $7, respectively.

As of June 30, 2011, Nortel’s net deferred tax assets were nil. During the second quarter of 2011, Nortel concluded the successful auction of Nortel’s remaining patent portfolio and closed this transaction on July 29, 2011, which is expected to generate a gain in the third quarter of 2011. The estimated tax impact in Canada will result in a reduction of the gross deferred tax asset offset with a reduction in valuation allowance. There is significant uncertainty concerning the forecasted income for 2012 and beyond and uncertainty concerning the estimated final proceeds allocation by jurisdiction, and thus this significant negative evidence outweighs the limited positive evidence that exists. Therefore, Nortel has concluded that a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions as of June 30, 2011.

Nortel had approximately $1,531 and $1,572 of total gross unrecognized tax benefits as of December 31, 2010 and June 30, 2011, respectively. Out of the total gross unrecognized tax benefits of $1,572, $13 represented the amount of unrecognized tax benefits, net of valuation allowance that would favorably affect the effective income tax rate in future periods, if recognized. The net increase of $41 since December 31, 2010 resulted from $45 due to changes to foreign exchange rates offset by a decrease in a prior year uncertain position of $4.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2011, Nortel recovered $1 related to interest, penalties and foreign exchange losses. Nortel accrued approximately $8 and $9 for the payment of interest and penalties as of June 30, 2011 and December 31, 2010, respectively.

Nortel believes it is reasonably possible that $1,462 of its gross unrecognized tax benefit will decrease during the twelve months ending June 30, 2012 with the majority of such amounts attributable to possible decreases from the potential settlement of audit exposures of $1,460 in Canada, of which $675 relates to deductibility of legal settlement expenses and $785 relates to investment tax credits and the resulting impact to the expiry of unutilized non capital loss from prior years.

10. Employee benefit plans

Plan Description

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans. Below is a list of relevant plans discussed in this note and their status as of June 30, 2011 and the basis for which they are being accounted for as of June 30, 2011. Note that although these plans represent Nortel’s major retirement plans, Nortel also has smaller pension plan arrangements in other countries.

Plan Name	Status	Current Accounting
Canadian Retirement Savings Plan	Ongoing	Defined Contribution
Canadian Defined Contribution Pension Plan (“DCPP”)	Closed 9/30/2010	Defined Contribution
Canadian Post Employment obligation	Terminated 12/31/2010	Estimated Allowed Claim
Canadian Post Retirement obligation	Terminated 12/31/2010	Estimated Allowed Claim
Canadian Defined Benefit Plans
Managerial and Non-Negotiated Pension Plan (registered)	Plan sponsor only	Defined Benefit
Negotiated Pension Plan (registered)	Plan sponsor only	Defined Benefit
TRA & RAP Pension Plans	Plan sponsor only	Defined Benefit
Nortel Networks Supplementary Executive Retirement Plan (“SERP”)	Terminated 12/31/2010	Estimated Allowed Claim
Nortel Networks Limited Excess Pension Plan (“Excess”)	Terminated 12/31/2010	Estimated Allowed Claim
US LTIP (Long-Term Incentive Plan)	Deconsolidated 10/1/2010	Deconsolidated
US Post Retirement obligation	Deconsolidated 10/1/2010	Deconsolidated
US Defined Benefit Plans (a)	Deconsolidated 10/1/2010	Deconsolidated

(a)	Includes the U.S. Retirement Income Plan that was accounted for at the Estimated Claim Amount throughout 2010.

Defined Contribution Plans

Nortel has defined contribution plans available to substantially all of its Canadian employees. Under the terms of the Retirement Savings Plan, eligible employees may contribute a portion of their compensation to the plan. Based on the specific program in which the employee is enrolled, Nortel matches a percentage of the employee’s contributions up to a specified limit. The US LTIP Plan operated under similar parameters as the Retirement Savings Plan. Under the DCPP, Nortel contributed a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement; this plan was closed to new contributions on September 30, 2010. The employer contribution cost of these defined contribution plans was $0.4 and $1.2 for the three and six months ended June 30, 2011, respectively. The employer contribution cost of these defined contribution plans was $4 and $9 for the three and six months ended June 30, 2010, respectively.

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

Pension and Post Retirement Benefits

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pension expense:
Service cost	$—	$3	$—	$6
Interest cost	1	52	2	102
Expected return on plan assets	—	(38)	—	(76)
Amortization of prior service cost	—	1	—	1
Amortization of net losses	13	10	26	20
Curtailment/Settlement losses	—		—	1

Net pension expense	$14	$28	$28	$54

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Post-retirement benefit cost (recovery):
Service cost	$—	$—	$—	$—
Interest cost	—	3	—	11
Amortization of prior service cost	—	(1)	—	(2)
Amortization of net gains	—	—	—	(3)
Settlement gain	—	—	—	(68)
Curtailment gain	—	(4)	—	(381)

Net post-retirement benefit cost (recovery)	$—	$(2)	$—	$(443)

During the six months ended June 30, 2011 and 2010, contributions of nil and $25, respectively, were made to the defined benefit pension plans and $2 and $19, respectively, to the post-retirement benefit plans. Nortel does not expect to contribute any additional amounts in 2011 to the defined benefit pension plans or post-retirement benefit plans.

11. Guarantees

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

The following table provides a summary of Nortel’s guarantees as of June 30, 2011:

	Carrying Amount of Liability	Maximum Potential Liability (n)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	9	9
Intellectual property indemnification obligations (c)	—	—
Lease agreements (d)	—	9
Receivable securitizations (e)	—	—
Other indemnification agreements
EDC Support Facility (f)	21	38
Global Class Action Settlement (g)	—	—
Sale lease-back (h)	—	4
Bankruptcy (i)	—	1
Real estate residual value guarantee (j)	25	25
U.K. Defined Benefit Plan guarantee (k)	683	683
U.S. debt guarantee (l)	150	150
NNL lease guarantees (m)	127	—

Total	$1,016	$923

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of June 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended March 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of June 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of June 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of June 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of June 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(f)	Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC support facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC support facility. Approximately $21 has been paid to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of June 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(g)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of June 30, 2011, Nortel has not made any significant payments to settle such obligations and does not expect to do so in the future.
(h)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(i)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(j)	On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.
(k)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance of certain payment obligations under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has guaranteed NNUK’s payment obligations arising upon the wind-up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buy out deficit. Nortel has recorded liabilities of $533 and $150 for the Pension Guarantee and the further guarantee, respectively, representing Nortel’s current assumption of the expected claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $811 and related to the further guarantee of $150. To the extent that more reliable information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.
(l)	NNL has unconditionally guaranteed $150 debt obligation of Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI. Nortel has recorded a corresponding liability of $150 for this guarantee.
(m)	NNL has guaranteed the payments required under the lease agreements entered into by certain of its U.S. Subsidiaries and EMEA Subsidiaries. These guarantees require NNL to make lease payments throughout the lease term if and when a subsidiary fails to make scheduled payments. As of June 30, 2011, Nortel has not made any payments to settle such obligations. The maximum potential liability is subject to the ongoing real estate claims process. See note 16 for further information on real estate claims.
(n)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

12. Fair Value

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

As of June 30, 2011, the carrying amount and the fair value of assets held in an employee benefit trust in Canada was $71.

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents:

	June 30,	December 31,
	2011	2010
Bid and performance-related bonds (a)	$12	$26
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$12	$26

(a)	Net of restricted cash and cash equivalent amounts of $3 and $5 as of June 30, 2011 and December 31, 2010, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $11 and $15 as of June 30, 2011 and December 31, 2010, respectively.

14. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 (a)	2010 (a)	2011 (a)	2010 (a)
	(Number of common shares in millions)
Net loss from continuing operations	$(115)	$(1,607)	$(219)	$(1,250)
Net earnings (loss) from discontinued operations	—	35	(1)	33

Net loss attributable to Nortel Networks Corporation	$(115)	$(1,572)	$(220)	$(1,217)
Basic weighted-average shares outstanding:
Issued and outstanding	499	499	499	499
Weighted-average shares dilution adjustments:
1.75% Convertible Senior Notes	—	—	—	—
2.125% Convertible Senior Notes	—	—	—	—

Diluted weighted-average shares outstanding	499	499	499	499

Weighted-average shares dilution adjustments - exclusions
1.75% Convertible Senior Notes	18	18	18	18
2.125% Convertible Senior Notes	18	18	18	18
Basic earnings (loss) per common share:
from continuing operations	$(0.23)	$(3.22)	$(0.44)	$(2.51)

from discontinued operations	$—	$0.07	$—	$0.07

Diluted earnings (loss) per common share:
from continuing operations	$(0.23)	$(3.22)	$(0.44)	$(2.51)

from discontinued operations	$—	$0.07	$—	$0.07

(a)	As a result of the net loss for the three and six months ended June 30, 2011 and June 30, 2010, all potential dilutive securities in these periods are considered anti-dilutive.

15. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the six months ended June 30, 2011:

	NNC Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2010	$35,604	$3,597	$(46,076)	$(362)	$621	$(6,616)
Net earnings (loss)	—	—	(220)	—	13	(207)
Foreign currency translation adjustment	—	—	—	(64)	—	(64)
Unamortized pension and post - retirement actuarial losses and prior service cost - net	—	—	—	98	—	98
Other	—	—	—	—	(3)	(3)

Balance as of June 30, 2011	$35,604	$3,597	$(46,296)	$(328)	$631	$(6,792)

The following are the components of comprehensive loss, net of tax, for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss including noncontrolling interests (a)	$(105)	$(1,570)	$(207)	$(1,213)
Other comprehensive loss adjustments:
Impact of EMEA Subsidiaries	—	23	—	60
Impact of deconsolidated subsidiaries	—	967	—	967
Change in foreign currency translation adjustment	(5)	102	(64)	118
Unrealized loss on investments-net (b)	—	(15)	—	(21)
Unamortized pension and post-retirement actuarial losses and prior service cost-net	10	(1)	98	(84)

Comprehensive loss including noncontrolling interests	(100)	(494)	(173)	(173)
Comprehensive income attributable to noncontrolling interests	(10)	12	(13)	3

Comprehensive loss attributable to Nortel Networks Corporation	$(110)	$(482)	$(186)	$(170)

(a)	noncontrolling interests also include amounts reported as part of discontinued operations in the statements of operations.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax for the three and six months ended June 30, 2010.

16. Liabilities subject to compromise

As a result of the Creditor Protection Proceedings, pre-petition liabilities may be subject to compromise or may otherwise be affected by a court-approved plan and generally, actions to enforce or otherwise effect payment of pre-petition liabilities are stayed. Although pre-petition claims are generally stayed, under the Creditor Protection Proceedings, the Debtors are permitted to undertake certain actions designed to stabilize the Debtors’ operations including, among other things, payment of employee wages and benefits, maintenance of Nortel’s cash management system, satisfaction of customer obligations, payments to suppliers for goods and services received after the Petition Date and retention of professionals. The Debtors have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. Under the Creditor Protection Proceedings, the Debtors have certain rights, which vary by jurisdiction, to reject, repudiate or no longer continue to perform various types of contracts or arrangements. Damages resulting from rejecting, repudiating or no longer continuing to perform a contract or arrangement are treated as general unsecured claims and will be classified as liabilities subject to compromise. ASC 852 requires pre-petition liabilities of the debtor that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts.

Nortel accounted for its EMEA Subsidiaries under the equity method of accounting from the Petition Date to May 31, 2010, being the date at which Nortel deconsolidated its equity investment. Also, as of October 1, 2010 Nortel has accounted for the U.S. Subsidiaries, and the subsidiaries they control, under the cost method of accounting. Accordingly, the liabilities of the EMEA Subsidiaries and U.S. Subsidiaries that are subject to compromise are not included in the unaudited condensed consolidated financial statements as of June 30, 2011.

Liabilities subject to compromise consist of the following:

	June 30, 2011	December 31, 2010
Trade and other accounts payable	$173	$168
Payable to U.S. Subsidiaries	2,077	2,095
Restructuring liabilities	92	84
Long-term debt	4,049	4,056
U.S. debt guarantee (note 11)	150	150
Interest on long-term debt	851	692
Notes payable	181	175
Pension obligations	1,618	1,660
Post-retirement obligations other than pensions	569	555
U.K. pension guarantees (note 11)	683	667
EDC support facility (note 11)	20	22
NNL lease guarantees (note 11)	127	125
Real estate residual value guarantee (note 11)	25	23
Other long-term payables	63	63
Other accrued liabilities	33	30

Total liabilities subject to compromise	$10,711	$10,565

As of June 30, 2011, the Canadian Debtors have received approximately 1,015 claims asserting approximately $29,103 (calculated utilizing exchange rates as of the petition date for presentation purposes) in aggregate outstanding liquidated claims. Some of these claims are unliquidated and are therefore not reflected in the aggregate claim amount above. The Canadian Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions and Canadian debtors involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. Nortel believes the variance between total claims and total liabilities subject to compromise is primarily related to duplicative claims. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors of filed proofs of claim.

As of June 30, 2011, the Canadian Debtors have resolved 477 claims, reducing the aggregate amount claimed against the Canadian Debtors by approximately $5,578. Although the Canadian Court has established a bar date, subject to certain excluded claims, by which certain proofs of claim against the relevant Canadian Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims may be permitted. In addition, the Canadian Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time.

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

17. Investment in EMEA Subsidiaries

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

At March 31, 2010, Nortel’s net investment in the EMEA Subsidiaries was in a net liability position. Until May 31, 2010, in accordance with ASC 323, Nortel had continued to recognize losses in excess of its net investment in the EMEA Subsidiaries as it had concluded that it was committed to provide non-financial support to the investees. On commencement of the application of the cost method, however, Nortel concluded that this was no longer applicable and has recognized a loss which is classified in reorganization items for the net impact of the cessation of equity accounting, reflecting the net carrying value of the investments. This loss is presented separately from the recognition of NNL’s estimated obligations under guarantees it has provided for the previously equity accounted for investees.

The following table summarizes financial information for the EMEA Subsidiaries operations for the three and six months ended June 30, 2010:

	Three Months Ended June 30,	Six Months Ended June 30,
	2010	2010
Revenues from continued operations	$63	$243
Revenues from discontinued operations	2	4

Total revenues	$65	$247

Gross profit	9	49

Selling, general and adminstrative expense	45	116
Research and development expense	1	8
Reorganization items	8	13
Investments and other income	(24)	(44)
Other	9	6

Net loss	$(30)	$(50)

18. Contingencies

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

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 11.

Communications Test Design, Inc. (CTDI)

On September 21, 2010, NNI filed a complaint in the U.S. Court against CTDI asserting claims for misappropriation of trade secrets, fraud, breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. NNL also filed a complaint on the same date and asserting the same claims against CTDI, plus claims for trademark infringement, trademark dilution and false designation of origin. NNI and NNL each seek compensatory, exemplary, and punitive damages, which together exceed $130, and NNL seeks treble damages and attorneys’ fees, in an amount to be determined, with respect to the trademark claims. On January 3, 2011, CTDI answered the complaints and asserted counterclaims of breach of contract against both NNI and NNL, based on allegations that Nortel purportedly did not sufficiently assist CTDI in expanding its repair business. Further, NNC was joined as counterclaim defendant on March 18, 2011. CTDI alleges that it suffered more than $68 in lost revenues, and approximately $28 in lost profits, and wasted certain investments. NNI (joined by NNL) and CTDI both filed motions to dismiss the allegations against them, which motions were denied by the U.S. Court on March 22, 2011. NNC has moved to dismiss CTDI’s counterclaims against it or, in the alternative, for summary judgment of no liability. The briefing on NNC’s motion to dismiss is ongoing. Discovery among the parties is ongoing, and a special master has been appointed so that the matter can go to mediation. If NNI, NNL and CTDI are unable to resolve their claims in mediation, a trial on the claims will be scheduled likely in March 2012.

As a result of the mediation, the parties have reached a settlement on all matters related to this action, which settlement is subject to finalization of a settlement agreement and approval of the U.S. Court. The settlement provides that CTDI will pay a total of $19 million, from which plaintiffs’ costs will be reimbursed and the remainder will be apportioned between NNL and NNI in a manner to be set out under the settlement agreement. The settlement also provides for the withdrawal of all counterclaims by CTDI. The parties are working toward finalization of the settlement agreement.

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

ERISA Lawsuit

As previously reported, beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee (the “U.S. District Court”). This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified. As a result of the Creditor Protection Proceedings, on September 25, 2009, the district court ordered the case administratively closed. The parties to the action agreed to a final form of Stipulation of Settlement (“the Stipulation”) whereby the defendants will cause their underwriter, Chubb Insurance Company of Canada (“Chubb”), to pay $21.5 into an escrow account on behalf of the defendants as full and final settlement of the action and in consideration for the releases and discharges provided under the Stipulation. Such settlement amount will be distributed in accordance with the terms of the Stipulation. In a side agreement, NNC, NNL, NNI and Chubb stipulated that existing claims filed by Chubb in the Creditor Protection Proceedings in Canada and in the U.S. will be reduced and allowed as general unsecured claims upon deposit by Chubb of the final settlement payments. The Stipulation is subject to, among other things, approvals of the Canadian Court, the U.S. Court and the U.S. District Court. Nortel has recorded a provision to reflect its best estimate of an allowed claim amount.

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

Nortel Statement of Claim Against its Former Officers

In January 2005, NNC and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement. See note 11.

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

Environmental matters

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of June 30, 2011, the accruals on the unaudited condensed consolidated balance sheet for environmental matters were $9. Based on information available as of June 30, 2011, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at five sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to in the paragraph directly above. See note 2.

19. Subsequent events

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

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the risk factors herein as well as in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (SEC) and Canadian securities regulatory authorities (2010 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“Debtors” as used herein means: (i) us, together with Nortel Networks Limited (NNL) and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation, NNCI and certain other U.S. subsidiaries (U.S. Debtors) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA) and certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv (EMEA Debtors).

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to our 2010 Annual Report.

Significant Business Divestitures

On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. We have completed divestitures of all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd.; (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corporation (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc., to Ericsson; (ix) the sale of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson, (x) the sale of substantially all of the Guangdong-Nortel Telecommunications Equipment Co. Ltd. (GDNT) assets to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, Ericsson China), and (xi) the sale of our remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively, the Consortium).

Divestiture Proceeds Received

As of June 30, 2011, of the approximately $3,251 in net proceeds generated through the completed sales of businesses, proceeds of approximately $3,226 had been received, net of estimated reductions in certain purchase price amounts (see below). These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$630 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of our North American GSM business;

(g)	$27 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$137 from the sale of substantially all of our CVAS business, net of an estimated reduction in purchase price (see below);

(i)	$234 from the sale of NNL’s 50% plus one share interest in LGN;

(j)	$46 from the sale of substantially all of our MSS business, net of an estimated reduction in purchase price (see below);

(k)	$51 from the sale of substantially all of the GDNT assets (proceeds recorded in cash and cash equivalents); and

(l)	$4 from the sale of various Nortel business assets.

Of the $3,226 in proceeds received from divestitures as of June 30, 2011, $2,888 is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in the accompanying unaudited condensed consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (IFSA) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in the accompanying condensed consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of June 30, 2011, a further $104 in the aggregate was expected to be received in connection with the divestitures of substantially all of our CDMA business and LTE Access assets, the assets of our Optical Networking and Carrier Ethernet businesses, substantially all of our global GSM/GSM-R and CVAS businesses, substantially all of the assets of our MSS business, and substantially all of the assets of GDNT, subject to the satisfaction of various conditions including ongoing performance obligations under the Transition Services Agreements (TSAs). Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

Transition Services Agreements

As previously reported, we entered into TSAs in connection with certain of the business divestitures where we are contractually obligated to provide transition services to certain purchasers of our businesses, such as IT, order management, supply chain, service and technical support, finance and certain back office services. We receive income from the TSAs, which is reported in our statements of operations under “Billings under transition services agreements”. As of the end of the second quarter of 2011, we have completed substantially all of our obligations under the TSAs, with the exception of some additional work requested by certain purchasers, which is ongoing and expected to be completed no later than September 30, 2011. As well, we entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is expected to be completed no later than November 30, 2011.

Developments in the Creditor Protection Proceedings

Since the filing of our 2010 Annual Report, the following are material developments in the sales of our businesses and in the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (Initial Order) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to December 14, 2011 and is subject to further extension by the Canadian Court.

Chapter 11 Proceedings

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and long-term disability benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. In anticipation that the U.S. Debtors will seek modification or termination of some or all of the U.S. retiree and long-term disability benefits at a later time, on June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S Trustee for the District of Delaware (U.S. Trustee) to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 21, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of long-term disabled employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. long-term disability benefits.

CVAS Business

In connection with the dispute between the parties over the interpretation of a defined term in the asset sale agreement, we recorded a charge of $25 in the first quarter of 2011 as our best estimate of the probable amount payable to GENBAND based on settlement discussions which are ongoing among the parties.

MSS Business

On March 11, 2011, we announced that we concluded the sale of substantially all of the assets of the MSS business to Ericsson for a purchase price of $65 in cash. We recorded a downward price adjustment of approximately $12 related to working capital. The purchase price may be subject to a further working capital adjustment pending finalization between the parties. We have recognized a gain on disposal of $40 in the six months ended June 30, 2011. We entered into a TSA with Ericsson pursuant to which we agreed to provide certain transition services until no later than June 30, 2011. As noted above, some additional work requested under the TSA is ongoing and expected to be completed no later than August 31, 2011.

GDNT Joint Venture

On May 12, 2011, we announced that GDNT had concluded the sale of substantially all of its assets to Ericsson China for an aggregate purchase price of approximately $51 in cash, subject to certain purchase price adjustments. The parties have agreed to an upward purchase price adjustment of approximately $6, which has been recorded in the second quarter of 2011. The purchase price has now been finalized. All of the employees of GDNT were offered employment with Ericsson China. NNL and Nortel China Limited together own 62 percent of GDNT. It is expected that GDNT will soon commence a process to wind down the entity and deal with its remaining assets and liabilities in accordance with Chinese law. At the conclusion of this process, any funds remaining in GDNT will be distributed to its shareholders.

Intellectual Property

On June 30, 2011, we announced that we, NNL and certain of our other subsidiaries, including NNI and Nortel Networks UK Limited (in administration) (NNUK), had concluded a successful auction with the Consortium emerging as the winning bidder for the sale of all of our remaining patents and patent applications for a cash purchase price of $4,500.

This sale included more than 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios. The extensive patent portfolio touches nearly every aspect of telecommunications and additional markets as well, including internet search and social networking.

On July 11, 2011, we, NNL, NNI and certain other subsidiaries obtained orders from the U.S. Court and the Canadian Court at a joint hearing approving the sale agreement. We concluded the sale on July 29, 2011.

We have commenced a process, approved by the Canadian Court, to sell certain residual information technology (IT) assets primarily consisting of about 17 million Internet Protocol version 4 addresses, IT hardware assets including 700 servers, and 150 employees of the Canadian Debtors that support our information technology infrastructure. Working together with the Canadian Monitor, our goal is to maximize the value of these residual IT assets in a timely manner. Any definitive sale agreement will require approval of the Canadian Court.

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

On April 25, 2011, the U.S. Debtors and the UCC filed a joint motion for an order establishing an allocation protocol for the sale proceeds as between various Nortel legal entities pursuant to the IFSA, and for related relief. The proposed order would have the U.S. Court and the Canadian Court establish procedures and an expedited schedule for the cross-border resolution by the U.S. Court and the Canadian Court on the allocation of proceeds from the sales of our businesses and from the sale of our patent portfolio. The motion was heard at a joint hearing of the U.S. Court and Canadian Court on June 7, 2011.

On June 20, 2011, we announced that the Canadian Court and the U.S. Court had reserved their decisions on the motions heard by such courts on June 7, 2011, and directed us, NNL and the other Canadian Debtors, NNI and the other U.S. Debtors, the EMEA Debtors, as well as certain other parties, to participate in a joint mediation of the issues raised in the motions. The directions provided that the Canadian Court and the U.S. Court together will appoint a sole mediator by supplemental order and that the mediator will determine the time, date, place and protocol of the mediation.

On June 17, 2011, and as supplemented on June 29, 2011, the Canadian Court and the U.S. Court appointed The Honourable Warren K. Winkler, Chief Justice of Ontario, as the sole mediator (the Mediator) for the mediation. The mediation was ordered because of both courts’ concern that the time required to prepare their decisions would also delay allocation proceedings and, therefore, distributions to creditors of the various Nortel estates.

The Mediator will have authority, in consultation with the parties to the mediation, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator.

On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for the motions filed by the U.S. Debtors and the UCC to dismiss claims of certain EMEA Debtors filed against the U.S. Debtors. The order also requests the Mediator to consider postponing the mediation discussed above until after this hearing and the U.S. Court renders its decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he will postpone the initial procedural meeting to a date to be determined after the U.S. Court releases its decision.

As previously reported, the Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) appointed as joint administrators with respect to the EMEA Debtor in Ireland and representatives of Ernst & Young LLP appointed as joint administrators for the other EMEA Debtors (collectively, the U.K. Administrators), on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds distribution to unsecured creditors. We are currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. Of the EMEA Claims quantified, they total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (the U.K. Pension Claim). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

On September 30, 2009, the EMEA Debtors filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On April 1, 2011, the U.S. Debtors filed an objection and moved for entry of an order directing the EMEA Debtors to file a more definite statement of claims by June 1, 2011. In a reply dated April 15, 2011, the EMEA Debtors agreed to file amended proofs of claim by June 1, 2011. The deadline for filing amended proofs of claim was later extended to June 3, 2011. The EMEA Debtors filed amended proofs of claim on June 3, 2011. On July 15, 2011, the U.S. Debtors and the UCC filed a joint objection and motion to dismiss the claims of one of the EMEA Debtors, NNUK. On July 22, 2011, the U.S. Debtors and the UCC filed joint objections and motions to dismiss the claims of two other EMEA Debtors, NNSA and Nortel Networks (Ireland) Limited, as well as the claims of the French liquidator of NNSA. These joint objections and motions remain pending in the U.S.

Environmental Remediation Sites

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites, and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. We are bringing the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. See note 18 to the accompanying unaudited condensed financial statements for further information.

Other Developments

As previously reported, beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee (the U.S. District Court). This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified. As a result of the Creditor Protection Proceedings, on September 25, 2009, the U.S. District Court ordered the case administratively closed. The parties to the action agreed to a final form of Stipulation of Settlement (the Stipulation) whereby the defendants’ will cause their underwriter, Chubb Insurance Company of Canada (Chubb), to pay $21.5 into an escrow account on behalf of the defendants as full and final settlement of the action and in consideration for the releases and discharges provided under the Stipulation. Such settlement amount will be distributed in accordance with the terms of the Stipulation. In a side agreement, NNC, NNL, NNI and Chubb stipulated that existing claims filed by Chubb in the Creditor Protection Proceedings in Canada and in the U.S. will be reduced and allowed as general unsecured claims upon deposit by Chubb of the final settlement payments. The Stipulation and the side agreement are subject to, among other things, approvals of the Canadian Court, the U.S. Court and the U.S. District Court. We have recorded a provision to reflect our best estimate of an allowed claim amount.

Basis of Presentation and Going Concern Considerations

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that we will continue as a going concern.

After consideration of the guidance available in FASB ASC 810 “Consolidation” (ASC 810) and ASC 852, the accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2011 and for the three and six months ended June 30, 2011 and 2010 have been presented on the following basis with respect to our subsidiaries:

•

the EMEA Debtors and their subsidiaries (collectively, the EMEA Subsidiaries) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. Debtors and their subsidiaries (collectively, the U.S. Subsidiaries) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

•

our other subsidiaries are consolidated consistent with the basis of accounting applied in 2008 and prior with the exception of deconsolidated subsidiaries due to loss of control once placed into liquidation proceedings as discussed in our 2010 Annual Report.

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

As previously reported, in the course of preparing our first quarter 2011 financial statements, we became aware of certain NNL contractual guarantees provided in connection with real estate leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries that were not recognized at fair value upon the respective deconsolidation dates of these subsidiaries. See note 11 of the accompanying unaudited condensed consolidated financial statements for further information on the correction of these immaterial errors related to the applicable periods.

See note 1 in the accompanying unaudited condensed consolidated financial statements for further information on our basis of presentation and going concern considerations.

Reporting Requirements

As a result of the Creditor Protection Proceedings, we are periodically required to file various documents with and provide certain information to the Canadian Court, the U.S. Court, the English Court, the Canadian Monitor, the U.S. Creditors’ Committee, the U.S. Trustee for the District of Delaware and the U.K. Administrators. Depending on the jurisdictions, these documents and information may include statements of financial affairs, schedules of assets and liabilities, monthly operating reports, information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, will be prepared and provided according to requirements of relevant legislation, subject to variation as approved by an order of the relevant court. Such documents and information may be prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information may not allow meaningful comparison with our regular publicly-disclosed financial statements. Moreover, these documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

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

Our Business

We have completed the sales of all of our businesses. Nortel continues to oversee and fulfill the residual contracts not transferred to the various buyers. As a result, commencing with the first quarter of 2011, Nortel has one reportable segment, as its chief operating decision maker reviews financial and operating results on that basis.

Results of Operations — Continuing Operations

Revenues

Revenues in the second quarter of 2011 were $1 as compared to $145 in the second quarter of 2010 representing a decrease of $144. Revenues in the first six months of 2011 were $21 as compared to $507 in the first six months of 2010 representing a decrease of $486.

Revenues in the second quarter and first six months of 2011 have been significantly impacted by the divestitures of all of our businesses, in particular the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010 when comparing second quarter and first six months of 2011 to the same periods in 2010. The decrease in revenues was further impacted by the deconsolidation of the U.S. Subsidiaries at the beginning of the fourth quarter of 2010.

Gross Margin

Gross loss was $4 for the three months ended June 30, 2011 compared to gross loss of $6 for the three months ended June 30, 2010. Gross profit was $6 for the six months ended June 30, 2011 compared to gross profit of $103 for the six months ended June 30, 2010.

Remaining costs of revenues relate primarily to costs to deliver the remaining TSA activities. Given the minimal revenue, we no longer consider gross margin to be meaningful.

SG&A and R&D Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
SG&A expense	$53	$135	$(82)	(61)	$91	$301	$(210)	(70)
R&D expense	—	21	(21)	(100)	—	103	(103)	(100)

Selling, General and Administrative (SG&A) expense decreased to $53 in the second quarter of 2011 from $135 in the second quarter of 2010, a decrease of $82 or 61%. SG&A expense decreased to $91 in the first six months of 2011 from $301 in the first six months of 2010, a decrease of $210 or 70%. The decrease in SG&A expense was due to the business divestitures and the deconsolidation of the U.S. Subsidiaries noted above. Due to the divestiture of all of our businesses, we no longer invest in research and development (R&D). As a result, our R&D expense was nil in the first six months of 2011 and is expected to remain at nil for the remainder of the year.

Pre-Petition Date Cost Reduction Plans

In the second quarter of 2011, charges (recoveries) related to restructuring plans were nil as compared to a recovery of $4 in the second quarter of 2010. In the first six months of 2011, charges (recoveries) related to restructuring plans were nil as compared to a recovery of $5 in the first six months of 2010.

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

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and re-established under post–Petition Date cost reduction activities. For a description of our previously announced restructuring plans and further details of the charges (recoveries) incurred, refer to note 7 to the accompanying unaudited condensed consolidated financial statements.

Post-Petition Date Cost Reduction Activities

In connection with the Creditor Protection Proceedings, we have commenced certain workforce and other cost reduction activities and will undertake further workforce and cost reduction activities during this process. The actions related to these activities are expected to occur as they are identified. The following current estimated charges are based upon accruals made in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). The current estimated total charges to earnings and cash outlays are subject to change as a result of our ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claims or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

For the three and six months ended June 30, 2011, approximately $6 and $10, respectively, of charges relating to the net workforce reduction of 260 and 345 positions, respectively, were incurred. As of June 30, 2011, our workforce reduction provision balances were approximately $54, of which $53 were classified as subject to compromise. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post-Petition Date cost reduction plan.

The following table sets forth charges by caption in the statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenues	$1	$4	$3	$11
SG&A	3	7	5	13
R&D	—	6	—	7
Other	2	—	2	—

Total workforce reduction charge	$6	$17	$10	$31

Other Cost Reduction Activities

During the three and six months ended June 30, 2011, there were no charges related to Nortel’s real estate cost reduction activities. As of June 30, 2011, our real estate and other cost reduction balances were approximately $6, which are classified as liabilities subject to compromise.

During the three and six months ended June 30, 2010, our real estate related cost reduction activities resulted in charges of $3 and $6, respectively, which were recorded against SG&A and reorganization items. During the three and six months ended June 30, 2010, we recorded plant and equipment write downs of nil and $11, respectively, and we recorded additional charges of $2 and $13, respectively, to reorganization items for lease repudiation and other contract settlements.

Other Operating (Income) Expense— Net

The components of other operating income — net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Royalty license income - net	$—	$(3)	$(1)	$(6)
Litigation charges (recovery) - net	—	—	—	4
Billings under TSAs	(19)	(92)	(44)	(148)
Other - net	1	(1)	2	(6)

Other operating income - net	$(18)	$(96)	$(43)	$(156)

In the second quarter and first six months of 2011, other operating income — net was $18 and $43, respectively, due primarily to billings related to TSAs entered into in connection with our various divestitures. We are not expecting ongoing billings related to TSAs in future quarters due to the substantial completion of all such agreements.

In the second quarter of 2010, other operating income — net was $96 due primarily to billings related to TSAs with Ericsson and Avaya of $92, royalty income of $3, and Other – net of $1. In the first six months of 2010, other operating income — net was $156 due primarily to billings related to TSAs with Ericsson and Avaya of $148, royalty income of $6, and other – net of $6, partially offset by litigation settlement of $4.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gain on sale and impairment of investments	$1	$8	$1	$8
Rental income	1	16	2	29
Currency exchange gains (loss) - net	6	(44)	(4)	—
Other - net	(3)	(8)	(6)	(5)

Other income (expense) - net	$5	$(28)	$(7)	$32

In the second quarter of 2011, other income (expense) — net was a net income of $5, primarily comprised of currency exchange gain of $6 due to the strengthening of the British Pound and the Canadian Dollar against the U.S. Dollar. In the second quarter of 2010, Other income (expense) — net was a net expense of $28, primarily due to currency exchange loss of $44 due to the weakening of the Canadian Dollar against the U.S. Dollar and other - net of $8, partially offset by rental income of $16 and gain on sale and impairment of investments of $8.

In the first six months of 2011, other income (expense) — net was a net expense of $7, primarily comprised of other – net of $6, currency exchange loss of $4, partially offset by rental income of $2 and gain on sale and impairment of investments of $1. In the first six months of 2010, other income (expense) — net was income of $32, primarily due to rental income of $29 and gain on sale and impairment of investments of $8, partially offset by other - net of $5.

Interest Expense

Interest expense remained relatively consistent in the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010. We have continued to accrue for interest expense in the second quarter of 2011 of $80 and in the first six months of 2011 of $159 in our normal course of operations related to debt issued by NNC or NNL in Canada until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three and six months ended June 30, 2011 and 2010 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Professional fees (a)	$(21)	$(42)	$(39)	$(86)
Interest income (b)	3	3	6	7
Lease repudiation (c)	—	(3)	—	(3)
Employee incentive plans (d)	(4)	(12)	(13)	(21)
Pension, post-retirement and post-employment plans (e)	—	(29)	14	8
NNUK pension guarantee (f)	—	(634)	—	(634)
Gain on divestitures (g)	37	225	56	865
Gain (loss) on liquidation of subsidiaries (h)	—	8	—	(74)
EMEA deconsolidation adjustment (i)	—	(763)	—	(763)
Loss on impairment or sale of stranded assets (j)	—	(113)	—	(138)
Settlements (k)	—	—	—	(2)
Lease guarantees (l)	—	(68)	—	(68)
Other (m)	(4)	(27)	(8)	(50)

Total reorganization items - net	$11	$(1,455)	$16	$(959)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	We have rejected a number of leases, resulting in the recognition of non-cash gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Includes amounts related to the Settlement Agreement and the termination of the Nortel Networks Supplementary Executive Retirement Plan (SERP) defined benefit plans.

(f)	Relates to the NNUK pension guarantee. See note 11 to the accompanying unaudited condensed consolidated financial statements for further information.
(g)	Relates to the gains on various divestitures. See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(h)	Relates to deconsolidation of certain subsidiaries in connection with the Creditor Protection Proceedings. See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(i)	Relates to the charge due to the deconsolidation of the EMEA Subsidiaries and the application of the cost method of accounting. See note 1 to the accompanying unaudited condensed consolidated financial statements for further information.
(j)	Relates to impairment of certain long-lived assets.
(k)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities.
(l)	Relates to the estimated fair value under ASC460 of NNL’s guarantees of lease obligations in respect of leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries. See notes 1 and note 11 to the accompanying unaudited condensed consolidated financial statements for further information.
(m)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Income Tax Expense

During the six months ended June 30, 2011, Nortel recorded a tax expense of $1 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $205. The tax expense of $1 is comprised of $3 resulting from taxes on earnings in Asia, offset by a recovery of $2 relating to changes in uncertain tax positions.

During the six months ended June 30, 2010, Nortel recorded a tax recovery of $33 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $1,225. The tax recovery of $33 is largely comprised of $9 of income taxes on current year earnings in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $14 and the reversal of previously accrued income taxes and interest of $28.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the six months ended June 30, 2011 and 2010, the amount of tax recovery allocated to continuing operations and tax expense allocated to discontinued operations as a result of income from discontinued operations offset by losses from continuing operations was nil and $7 respectively.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at June 30, 2011 for all jurisdictions. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — EMEA Subsidiaries

As discussed above, the EMEA Subsidiaries were accounted for under the equity method of accounting from the Petition Date through May 31, 2010 and are accounted for under the cost method of accounting beginning June 1, 2010. Therefore, no results for EMEA Subsidiaries are reported in our accompanying unaudited condensed consolidated financial statements for the second quarter and first six months of 2011. Equity in net loss of EMEA Subsidiaries was a loss of $30 and $50 for the first three and six months of 2010, respectively, and the following discussion relates to the key components comprising the EMEA Subsidiaries’ net loss.

Revenues in the second quarter of 2010 up to May 31, 2010 were $63, excluding $2 in discontinued operations, comprised primarily of $55 in EMEA. Revenues in the first six months of 2010 up to May 31, 2010 were $243, excluding $4 in discontinued operations, comprised primarily of $222 in EMEA.

Gross profit was $9 and gross margin was 13.6% for the second quarter of 2010. Gross profit was $49 and gross margin was 19.9% for the first six months of 2010.

SG&A and R&D expenses were $45 and $1, respectively, for the second quarter of 2010. SG&A and R&D expenses were $116 and $8, respectively, for the first six months of 2010.

Reorganization items net were $8 in the second quarter of 2010. The primary drivers were charges for professional fees of $12, employee incentive plans of $2 and other of $2 partially offset by gain on divestitures of $7 and other of $9. Reorganization items net were $13 for the first six months of 2010. The primary drivers were charges for professional fees of $39, employee incentive plans of $9 and settlements of $3 partially offset by gain on divestitures of $28 and other of $8.

Results of Operations—Discontinued Operations

We completed the sale of substantially all of the assets of the ES business globally, including the shares of DiamondWare, Ltd. and NGS in the fourth quarter of 2009. NNL completed the sale of its 50% plus one share interest in LGN in the second quarter of 2010. The related ES, NGS and LGN financial results of operations have been classified as discontinued operations for all periods presented.

ES

Earnings (loss) from discontinued operations, net of taxes, for the second quarter of 2011 was nil. Loss from discontinued operations, net of taxes, for the first six months of 2011 was $1 primarily attributable to reorganization items.

Loss from discontinued operations, net of taxes, for the second quarter of 2010 was $9. Revenues for the second quarter of 2010 were $5 with a negative gross profit of $4 related to the residual business not transferred to Avaya. Additionally, ES incurred SG&A expense of $5. Loss from discontinued operations, net of taxes, for the first six months of 2010 was $9. Revenues for the first six months of 2010 were $12 with a negative gross profit of $1 related to the residual business not transferred to Avaya. Additionally, in the first six months of 2010, ES incurred SG&A expense of $8.

LGN

Earnings (loss) from discontinued operations, net of taxes, for the second quarter and first six months of 2011 for LGN were nil.

Earnings from discontinued operations, net of taxes, for the second quarter of 2010 for LGN were $44. Revenues for the second quarter of 2010 were $88 with a gross profit of $22 for LGN. SG&A and R&D expenses were $19 and $17, respectively. We recorded a gain of $53 on the sale of NNL’s interest in LGN to Ericsson in the second quarter of 2010.

Earnings from discontinued operations, net of taxes, for the first six months of 2010 for LGN were $42. We recorded a gain of $53 on the sale of NNL’s interest in LGN to Ericsson in the second quarter of 2010. Revenues for the first six months of 2010 were $210 with a gross profit of $58 for LGN. SG&A and R&D expenses were $37 and $31, respectively.

For further information about discontinued operations see note 4 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

As of June 30, 2011, our cash and cash equivalents balance was $790.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of June 30, 2011: $243 in Asia, $246 in Canada, $51 in CALA, $172 in joint ventures, $72 in China and $6 in EMEA. These amounts exclude restricted cash of $3,370, comprised of $3,367 accounted for in NNL and $3 in Asia. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received” for further information regarding NNL restricted cash in Canada. Cash balances related to the EMEA Subsidiaries and the U.S. Subsidiaries are no longer included in our consolidated cash balance as a result of the change to cost accounting.

As of June 30, 2011, approximately $3,251 in net proceeds has been generated through the completed sales of businesses of which approximately $3,226 have been received as of June 30, 2011. As of June 30, 2011, $2,888 of the divestiture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash. As of June 30, 2011, a further $104 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

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

Historically, we have relied upon additional cash management provisions including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs. In particular, the Canadian Debtors allocated profits, losses and certain costs among the corporate group through transfer pricing agreement payments (TPA Payments). Other than one $30 payment made by NNI to NNL in 2009 in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date and, as a result, NNL’s cash flows have been significantly impacted. The Canadian Debtors, the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA, which acceded to the IFSA on September 11, 2009), entered into the IFSA dated June 9, 2009 under which NNI has paid $157 to NNL, in four installments during 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009.

On December 23, 2009, we announced that we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors had entered into the Final Canadian Funding and Settlement Agreement (FCFSA), which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. The FCFSA also provided that NNI would pay to NNL approximately $190 over the course of 2010 in full and final settlement of all obligations pursuant to the transfer pricing agreements among the Nortel group entities, which includes the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL on their behalf for the duration of the Creditor Protection Proceedings. These payments were made in 2010. In addition, in consideration of a settlement payment of $37.5, the IRS released all of its tax claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. NNI made the settlement payment to the IRS on February 22, 2010.

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

To enable certain Nortel subsidiaries (the APAC Agreement Subsidiaries) in the APAC region to preserve their assets and businesses, the Debtors entered into the Asia Restructuring Agreement (the APAC Agreement). Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries was restructured to subordinate a portion of their debt. Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the Pre-Petition Intercompany Debt. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $22, $30 and $24, respectively, in aggregate in respect of the APAC Agreement. A further portion of the Pre-Petition Intercompany Debt will be repayable from time to time only to the extent of such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions.

We continue several initiatives to generate cost reductions and decrease the rate of cash outflow during the Creditor Protection Proceedings. Some of these initiatives include the workforce reduction plan announced on February 25, 2009 and other ongoing workforce and cost reduction activities and reviews of our real estate and other property leases, IT equipment agreements, supplier and customer contracts and general discretionary spending as well as our new organizational structure announced on August 10, 2009. With the completed sales of all of our businesses, we are focused on maximizing proceeds with respect to remaining assets. This includes the winding up of our remaining operations and subsidiaries globally, which can involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Our current cash management system and consolidated cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and may be impacted by the Creditor Protection Proceedings. The U.S. Principal Officer and the U.K. Administrators oversee the cash management system in their respective jurisdictions and those amounts are not included in Nortel’s consolidated balance sheet as of June 30, 2011. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund and wind down our operations; (iii) cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the

Debtors will be able to access proceeds in a timely manner from the divestitures as the Debtors continue discussions on allocation of proceeds from the divestitures of our businesses and assets.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $17 during the first six months of 2011 to $790, primarily due to cash flows attributable to discontinued operations, loss of cash due to deconsolidation of U.S. Subsidiaries and the net cash used in continuing operations.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of June 30, 2011 and 2010:

	For the Six Months Ended June 30,
	2011	2010	Change
Net loss attributable to NNC	$(220)	$(1,217)	$997
Net (earnings) loss from discontinued operations, net of tax	1	(33)	34
Non-cash items	(33)	1,401	(1,434)
Change in operating assets and liabilities	266	4	262

Net cash from operating activities of continuing operations	14	155	(141)
Net cash used in operating activities of discontinued operations	—	(341)	341

Net cash from (used in) operating activities	14	(186)	200

Net cash used in investing activities of continuing operations	(44)	(193)	149
Net cash from investing activities of discontinued operations	—	167	(167)

Net cash from used in investing activities	(44)	(26)	(18)

Net cash used in financing activities of continuing operations	—	(14)	14
Net cash used in financing activities of discontinued operations	—	(77)	77

Net cash used in financing activities	—	(91)	91

Effect of foreign exchange rate changes on cash and cash equivalents	13	(1)	14
Reduction of cash and cash eqivalents of deconsolidated entities	—	(26)	26

Net decrease in cash and cash equivalents of continuing operations	(17)	(79)	62
Net increase decrease in cash and cash equivalents of discontinued operations	—	(251)	251

Net increase decrease in cash and cash equivalents	(17)	(330)	313
Cash and cash equivalents at beginning of period	807	1,998	(1,191)
Cash and cash equivalents at end of period	790	1,668	(878)
Less: Cash and cash eqivalents of discontinued operations at end of period	—	—	—

Cash and cash equivalents of continuing operations at end of period	$790	$1,668	$(878)

Operating Activities

In the first six months of 2011, our net cash from operating activities of $14 resulted from a net loss attributable to NNC of $220, use of cash of $33 from non-cash items, more than offset by $266 from changes in operating assets and liabilities. Net cash from changes in operating assets and liabilities was mainly due to the decrease in accounts receivable of $45, the change in other of $26, change in payroll, contractual and accrued liabilities of $230 and the increase in deferred cost of $4, partially offset by the increase in accounts payable of $27, the change in deferred revenue of $9 and the increase in advanced billings and income taxes payable of $2 and $1, respectively. The primary non-cash items were $64 in reorganization items under ASC 852, other of $30, partially offset by pension and other accruals of $28, amortization and depreciation of $20, and earnings attributable to non-controlling interests of $13.

In the first six months of 2010, our net cash used in operating activities of $186 resulted from net loss attributable to NNC of $1,217, net of cash from changes in operating assets and liabilities of $4, and non-cash items of $1,401 more than offset by earnings of $33 attributable to discontinued operations, and cash used in discontinued operations of $341. The net cash from changes in operating assets and liabilities was mainly due to the reduction of accounts receivable of $221, change in inventory and deferred cost of $36 and $5, respectively, and the change in deferred revenues of $26, partially offset by change in payroll, accrued and contractual liabilities of $34, the decrease in accounts payable of $45, change in income taxes of $67, change in advanced billings of $71, change in restructuring liabilities of $13, and change in other operating assets and liabilities of $54. The primary additions to our net loss for non-cash items were $50 equity in net loss of EMEA Subsidiaries, pension and other accruals of $53, amortization and depreciation of $36, other net of $392, which includes funding from discontinued operations, and reorganization items under ASC 852 of $866.

Investing Activities

In the first six months of 2011, net cash used in investing activities was $44 primarily due to an increase in restricted cash and cash equivalents of $151, partially offset by proceeds related to sale of businesses and assets of $107.

In the first six months of 2010, net cash used in investing activities was $26 primarily due to an increase in restricted cash and cash equivalents of $1,178, and expenditures for plant and equipment of $7, partially offset by proceeds related to sale of businesses and assets of $970, a decrease in short term and long term investments of $24 and net cash provided by discontinued operations of $167.

Financing Activities

In the first six months of 2011, financing activities were nil.

In the first six months of 2010, cash used in financing activities was $91, primarily due to dividends paid by subsidiaries to noncontrolling interests of $11, net decrease in capital leases payable of $3, and net cash used in discontinued operations of $77.

Other Items

In the first six months of 2011, our cash position was positively impacted by $13 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar and Chinese Yuan against the U.S. Dollar.

In the first six months of 2010, our cash position was negatively impacted by $1 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar, the Euro and the British Pound against the U.S. Dollar.

Fair Value Measurements

The assets within our defined benefit pension plans are valued using fair value measurements. We utilize observable (Level 1 and Level 2) inputs in determining the fair value of the assets. See note 10 to the accompanying unaudited condensed consolidated financial statements for additional information.

Future Uses of Liquidity

The matters described below, to the extent that they relate to future events or expectations, may be significantly affected by our Creditor Protection Proceedings. Those proceedings will involve, or may result in, various restrictions on our activities and/or the need to obtain third party approvals for various matters.

Our cash requirements for the 12 months commencing July 1, 2011 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $55; and

•	costs related to workforce reductions and real estate actions totaling approximately $10.

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

The following table provides information related to these types of bonds as of:

	June 30,	December 31,
	2011	2010
Bid and performance-related bonds (a)	$12	$26
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$12	$26

(a)	Net of restricted cash and cash equivalent amounts of $3 and $5 as of June 30, 2011 and December 31, 2010, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $11 and $15 as of June 30, 2011 and December 31, 2010, respectively.

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

Income Taxes

As of December 31, 2010, Nortel’s net deferred tax assets were nil. As of June 30, 2011, the net deferred tax assets remained unchanged at nil. Our deferred tax assets are mainly comprised of net operating loss carryforwards, realized and unrealized capital loss carryforwards, tax credit carryforwards, outside basis differences and deductible temporary differences, which are primarily available to reduce future income taxes payable in Canada. During the second quarter of 2011, Nortel concluded the successful auction of Nortel’s remaining patent portfolio and closed this transaction on July 29, 2011, which is expected to generate a gain in the third quarter of 2011. The estimated tax impact in Canada will result in a reduction of the gross deferred tax asset offset with a reduction in valuation allowance. There is significant uncertainty concerning the forecasted income for 2012 and beyond and uncertainty concerning the estimated final proceeds allocation by jurisdiction, and thus this significant negative evidence outweighs the limited positive evidence that exists and Nortel believes that it is still appropriate to maintain a full valuation allowance in all jurisdictions.

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

Tax Contingencies

The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $14 as of June 30, 2011, of which nil is included in liabilities subject to compromise.

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

Pension and Post-retirement Benefits

We maintain various retirement programs, one or more of which covers substantially all of our employees, which consist of defined benefit, defined contribution and investment plans. In the three and six months ended June 30, 2011, we contributed $0.4 and $1.2, respectively, to employees’ investment plans. In the first six months of 2011, we also made payments of $2 in relation to its post-retirement obligation for expenses incurred prior to December 31, 2010. All other retirement plans have been closed to new contributions or formally terminated.

We are still formally the sponsor of defined benefit pension arrangements, for which administration duties have been transferred to Morneau Sobeco Limited Partnership as of September 30, 2010, pursuant to a Settlement Agreement with former and disabled Canadian employee representatives. Under this agreement, our post-retirement and post-employment plans were terminated on December 31, 2010, and pension contributions were halted on September 30, 2010. Accordingly, no funding is expected for any of these arrangements in 2011. Further to this agreement, under separate Canadian Court orders, we made advance payments of $5 in the first six months of 2011 to some beneficiaries in liquidating the Canadian Health and Welfare Trust as advance payment of their estimated claims against the Canadian Debtors.

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

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the U.K. Pension Protection Fund against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) at £2,100 or $3,300 as of January 2009. Since that date, the U.K. Pension regulator has made several attempts through courts in Canada to allow collection of this amount outside of Nortel’s stay under CCAA Proceedings, which have all been denied by the Canadian Courts. This issue has not been fully resolved as of June 30, 2011. We are of the view that any decision made in the U.K. courts would not result in any additional liability given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Our current best estimate of the expected allowed claim for this guarantee is £334, or $533 at June 30, 2011. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 11 to the accompanying unaudited condensed consolidated financial statements.

Creditor Protection Proceedings

Of the $3,226 in proceeds received from divestitures as of June 30, 2011, $2,888 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

ASC 852 requires pre-petition liabilities of the debtor that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events. In addition, a number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods once these reviews are complete. A number of these proofs of claim, which total approximately $300, relate to certain real estate guarantees provided by NNL in respect of leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries.

Recent Accounting Pronouncements

For detailed information regarding recent accounting pronouncements and the impact thereof on our financial statements, see note 1 to the accompanying unaudited condensed consolidated financial statements.

Outstanding Share Data

As of August 5, 2011, we had 498,206,366 NNC common shares outstanding.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: obtain required approvals and successfully consummate pending and future divestitures; ability to satisfy transition services agreement obligations in connection with the divestiture of operations; successfully conclude ongoing discussions for the sale of our remaining assets; develop, obtain required approvals for, and implement a court-approved plan; allocation of the sale proceeds of our businesses among the various Nortel entities participating in these sales may take considerable time to resolve; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of our jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, or other third parties; raise capital to satisfy claims, including our ability to sell assets to satisfy claims against us; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; operate effectively, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the U.S. Principal Officer, work effectively with the U.K. Administrators, French Administrator, French Liquidator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings; retain and incentivize key employees; retain, or if necessary, replace suppliers on acceptable terms and avoid disruptions in our supply chain regarding our remaining stranded contracts; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be ascribed pursuant to any court-approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; and failure to maintain integrity of our information systems. For additional information with respect to certain of these and other factors, see the “Risk Factors” section of the 2010 Annual Report. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4.	Controls and Procedures

Capitalized terms used in this Item 4 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO) John M. Doolittle, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at June 30, 2011. Based on this evaluation, management, including the CFO, have concluded that our disclosure controls and procedures as at June 30, 2011 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ERISA

As previously reported, beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits have been consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee (the U.S. District Court). This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleges, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. The court has not yet ruled as to whether the plaintiff’s proposed class action should be certified. As a result of the Creditor Protection Proceedings, on September 25, 2009, the district court ordered the case administratively closed. The parties to the action agreed to a final form of Stipulation of Settlement (the Stipulation) whereby the defendants will cause their underwriter, Chubb Insurance Company of Canada (Chubb), to pay $21.5 into an escrow account on behalf of the defendants as full and final settlement of the action and in consideration for the releases and discharges provided under the Stipulation. Such settlement amount will be distributed in accordance with the terms of the Stipulation. In a side agreement, NNC, NNL, NNI and Chubb stipulated that existing claims filed by Chubb in the Creditor Protection Proceedings in Canada and in the U.S. will be reduced and allowed as general unsecured claims upon deposit by Chubb of the final settlement payments. The Stipulation and the side agreement are subject to, among other things, approvals of the Canadian Court, the U.S. Court and the U.S. District Court.

Communications Test Design, Inc. (CTDI)

On September 21, 2010, NNI filed a complaint in the U.S. Court against CTDI asserting claims for misappropriation of trade secrets, fraud, breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. NNL also filed a complaint on the same date and asserting the same claims against CTDI, plus claims for trademark infringement, trademark dilution and false designation of origin. NNI and NNL each seek compensatory, exemplary, and punitive damages, which together exceed $130, and NNL seeks treble damages and attorneys’ fees, in an amount to be determined, with respect to the trademark claims. On January 3, 2011, CTDI answered the complaints and asserted counterclaims of breach of contract against both NNI and NNL, based on allegations that Nortel purportedly did not sufficiently assist CTDI in expanding its repair business. Further, NNC was joined as counterclaim defendant on March 18, 2011. CTDI alleges that it suffered more than $68 in lost revenues, and approximately $28 in lost profits, and wasted certain investments. NNI (joined by NNL) and CTDI both filed motions to dismiss the allegations against them, which motions were denied by the U.S. Court on March 22, 2011. NNC has moved to dismiss CTDI’s counterclaims against it or, in the alternative, for summary judgment of no liability. The briefing on NNC’s motion to dismiss is ongoing. Discovery among the parties is ongoing, and a special master has been appointed so that the matter can go to mediation. If NNI, NNL and CTDI are unable to resolve their claims in mediation, a trial on the claims will be scheduled likely in March 2012.

As a result of the mediation, the parties have reached a settlement on all matters related to this action, which settlement is subject to finalization of a settlement agreement and approval of the U.S. Court. The settlement provides that CTDI will pay a total of $19 million, from which plaintiffs’ costs will be reimbursed and the remainder will be apportioned between NNL and NNI in a manner to be set out under the settlement agreement. The settlement also provides for the withdrawal of all counterclaims by CTDI. The parties are working toward finalization of the settlement agreement.

There have been no further material developments in our material legal proceedings as previously reported in our 2010 Annual Report. For additional discussion of other material legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited condensed consolidated financial statements.

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

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the three-month period ended June 30, 2011, no NNC common shares were issued in accordance with the settlement. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

Exhibit No.	Description

10.1	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Networks S.A. and certain other subsidiaries of NNC as Sellers and Ranger Inc. and Google Inc. dated April 4, 2011

10.2	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Networks S.A. and certain other subsidiaries of NNC as Sellers and Rockstar Bidco, LP, a single purpose entity formed by a consortium of six technology companies dated June 30, 2011

10.3	Amendment to the Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Networks S.A. and certain other subsidiaries of NNC as Sellers and Rockstar Bidco, LP, a single purpose entity formed by a consortium of six technology companies dated July 29, 2011

31	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 11, 2011