Form 10-Q/A
period 2011-06-30
NORTEL NETWORKS CORP
filed 2011-09-09
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

Nortel Networks Corporation is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (the “Form 10-Q”), filed with the U.S. Securities and Exchange Commission on August 11, 2011, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

ITEM 6.	Exhibits

Exhibit No.	Description

10.1*	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Networks S.A. and certain other subsidiaries of NNC as Sellers and Ranger Inc. and Google Inc. dated April 4, 2011

10.2*	Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Networks S.A. and certain other subsidiaries of NNC as Sellers and Rockstar Bidco, LP, a single purpose entity formed by a consortium of six technology companies dated June 30, 2011

10.3*	Amendment to the Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Networks S.A. and certain other subsidiaries of NNC as Sellers and Rockstar Bidco, LP, a single purpose entity formed by a consortium of six technology companies dated July 29, 2011

31*	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Previously filed or furnished, as applicable, as an exhibit to the Quarterly Report on Form 10-Q (File No. 001-07260) of Nortel Networks Corporation for the period ended June 30, 2011 filed with the SEC on August 11, 2011.

**	Furnished with this Amendment No. 1. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

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

Date: September 9, 2011

4