Form 10-Q
period 2011-09-30
NORTEL NETWORKS CORP
filed 2011-11-14
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2011.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Products	$3	$72	$20	$478
Services	—	13	4	114

Total revenues	3	85	24	592

Cost of revenues:
Products	(9)	81	15	452
Services	6	7	9	40

Total cost of revenues	(3)	88	24	492

Gross profit (loss)	6	(3)	—	100
Selling, general and administrative expense	28	108	119	409
Research and development expense	—	3	—	106
Loss on sales and impairments of assets - net	1	—	2	3
Other operating income - net (note 6)	(6)	(94)	(49)	(250)

Operating loss	(17)	(20)	(72)	(168)
Other income (expense) - net (note 6)	(54)	(18)	(61)	14
Interest expense (contractual interest expense for the nine months ended September 30, 2011 and 2010 was $242 and $237, respectively)	(82)	(77)	(241)	(227)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of associated companies and EMEA Subsidiaries	(153)	(115)	(374)	(381)
Reorganization items - net (note 5)	4,224	(529)	4,240	(1,488)

Earnings (loss) from continuing operations before income taxes, and equity in net loss of associated companies and EMEA Subsidiaries	4,071	(644)	3,866	(1,869)
Income tax benefit (expense)	(6)	4	(7)	37

Earnings (loss) from continuing operations before equity in net loss of associated companies and EMEA Subsidiaries	4,065	(640)	3,859	(1,832)
Equity in net loss of associated companies - net of tax	—	—	—	(1)
Equity in net loss of EMEA Subsidiaries (note 17)	—	—	—	(50)

Net earnings (loss) from continuing operations	4,065	(640)	3,859	(1,883)
Net earnings (loss) from discontinued operations - net of tax	—	(5)	(1)	28

Net earnings (loss)	4,065	(645)	3,858	(1,855)
Income attributable to noncontrolling interests	(5)	(4)	(18)	(11)

Net earnings (loss) attributable to Nortel Networks Corporation	$4,060	$(649)	$3,840	$(1,866)

Basic earnings (loss) per common share - continuing operations	$8.14	$(1.29)	$7.70	$(3.80)

Diluted earnings (loss) per common share - continuing operations	$7.61	$(1.29)	$7.22	$(3.80)

Total basic earnings (loss) per common share	$8.14	$(1.30)	$7.70	$(3.74)

Total diluted earnings (loss) per common share	$7.61	$(1.30)	$7.22	$(3.74)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$792	$807
Restricted cash and cash equivalents	114	158
Accounts receivable - net	192	260
Inventories - net	—	4
Other current assets	88	154
Assets held for sale	—	39
Assets of discontinued operations (note 4)	—	4

Total current assets	1,186	1,426
Restricted cash and cash equivalents	7,493	3,061
Plant and equipment - net	5	30
Other assets	49	65

Total assets	$8,733	$4,582

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$323	$385
Payroll and benefit-related liabilities	19	42
Contractual liabilities	21	69
Restructuring liabilities	1	1
Other accrued liabilities (note 6)	40	55
Liabilities held for sale	—	10
Liabilities of discontinued operations (note 4)	5	5

Total current liabilities	409	567
Long-term liabilities
Deferred income taxes	9	—
Other liabilities (note 6)	18	31

Total long-term liabilities	27	31
Liabilities subject to compromise (note 16)	10,765	10,565
Liabilities subject to compromise of discontinued operations	35	35

Total liabilities	11,236	11,198

Guarantees, commitments, contingencies and subsequent events (notes 2, 11, 13, 18, and 19 respectively)
SHAREHOLDERS’ DEFICIT
Common shares, without par value - Authorized shares: unlimited; Issued and outstanding shares:
498,206,366 as of September 30, 2011 and December 31, 2010 respectively	35,604	35,604
Additional paid-in capital	3,597	3,597
Accumulated deficit	(42,237)	(46,076)
Accumulated other comprehensive loss	(103)	(362)

Total Nortel Networks Corporation shareholders’ deficit	(3,139)	(7,237)
Noncontrolling interests	636	621

Total shareholders’ deficit	(2,503)	(6,616)

Total liabilities and shareholders’ deficit	$8,733	$4,582

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Nine Months Ended September 30,
	2011	2010
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Corporation	$3,840	$(1,866)
Net (earnings) loss from discontinued operations - net of tax	1	(28)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	27	51
Equity in net loss of associated companies - net of tax	—	1
Equity in net loss of EMEA Subsidiaries (note 17)	—	50
Deferred income taxes	9	(6)
Pension and other accruals	42	83
Loss on sales of businesses and impairments of assets - net	—	2
Income attributable to noncontrolling interests - net of tax	18	11
Reorganization items - non cash	(4,312)	1,347
Other - net	32	424
Change in operating assets and liabilities	132	129

Net cash from (used in) operating activities - continuing operations	(211)	198
Net cash used in operating activities - discontinued operations	—	(377)

Net cash used in operating activities	(211)	(179)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(8)
Change in restricted cash and cash equivalents	(4,388)	(1,221)
Decrease in short and long-term investments	—	24
Acquisitions of investments and businesses - net of cash acquired	—	(3)
Proceeds from the sales of investments, businesses and assets - net	4,598	987

Net cash from (used in) investing activities - continuing operations	210	(221)
Net cash from investing activities - discontinued operations	—	203

Net cash from (used in) investing activities	210	(18)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(2)	(19)
Repayments of capital leases	—	(4)

Net cash used in financing activities - continuing operations	(2)	(23)
Net cash used in financing activities - discontinued operations	—	(77)

Net cash used in financing activities	(2)	(100)

Effect of foreign exchange rate changes on cash and cash equivalents	(12)	11
Reduction of cash and cash equivalents of deconsolidated companies	—	(26)

Net cash used in continuing operations	(15)	(61)
Net cash used in discontinued operations	—	(251)

Net decrease in cash and cash equivalents	(15)	(312)
Cash and cash equivalents at beginning of the period	807	1,998
Cash and cash equivalents at end of the period	792	1,686
Less cash and cash equivalents of discontinued operations at end of the period	—	—

Cash and cash equivalents of continuing operations at end of the period	$792	$1,686

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

Nortel Networks Corporation

Prior to Nortel’s significant business divestitures, Nortel Networks Corporation (“Nortel” or “NNC”) was a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies spanned access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consisted of hardware, software and services. Nortel designed, developed, engineered, marketed, sold, licensed, installed, serviced and supported these networking solutions worldwide. As further discussed in note 2, Nortel is currently focused on the remaining work under the Creditor Protection Proceedings (as defined in note 2), including providing transitional services to the purchasers of Nortel’s businesses, ongoing restructuring matters and the sale of any remaining assets.

As of September 30, 2011, Nortel has completed the sales of all of its businesses and regarding these businesses only the residual contracts not transferred to the various buyers remain. As a result, commencing with the first quarter of 2011, Nortel has one reportable segment, being the consolidated entity, as its chief operating decision maker reviews financial and operating results on that basis.

Nortel had one customer that generated revenues of approximately 26% of total consolidated revenues for the nine months ended September 30, 2011. Nortel had one customer that generated revenues of approximately 10% of total consolidated revenues for the nine months ended September 30, 2010.

Nortel Networks Limited (“NNL”) is Nortel’s principal direct operating subsidiary and its results are consolidated into Nortel’s results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in noncontrolling interests in the unaudited condensed consolidated balance sheets and dividends accrued on preferred shares are reported in income attributable to noncontrolling interests in the statements of operations. Nortel does not expect to pay any of these cumulative dividends as a result of the Creditor Protection Proceedings.

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

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and nine months ended September 2011 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2010 Annual Report”) and this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011.

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

After consideration of the guidance available in ASC 810 “Consolidation” (“ASC 810”) and ASC 852, the unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010, and for three and nine months ended September 30, 2011 and 2010 have been presented on the following basis with respect to Nortel subsidiaries:

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

These errors resulted in the understatement of Nortel’s net loss and liabilities subject to compromise in the second and fourth quarters of 2010 of $68 and $57, respectively, and an understatement of net loss and liabilities subject to compromise of $125 as at and for the year ended December 31, 2010. Nortel has recast the cumulative effect of these errors as at December 31, 2010 by increasing its liabilities subject to compromise and accumulated deficit by $125. Nortel has also recast the statements of operations and cash flows for the nine months ended September 30, 2010, resulting in a charge to reorganization items, net and a corresponding increase in the net loss reported for this period. Nortel will recast the comparative period when filing its annual financial statements for fiscal 2011.

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

2. Creditor protection proceedings

On the Petition Date, after extensive consideration of all other alternatives, with the unanimous authorization of the Nortel board of directors after thorough consultation with its advisors, certain Nortel entities, including NNC and NNL, initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (“CCAA”) (“CCAA Proceedings”), the U.S. under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) (“Chapter 11 Proceedings”), the United Kingdom (“U.K.”) under the Insolvency Act 1986 (“U.K. Administration Proceedings”), and subsequently, Israel under the Israeli Companies Law 1999 (“Israeli Administration Proceedings”). On May 28, 2009, one of Nortel’s

French subsidiaries, NNSA was placed into secondary proceedings (“French Secondary Proceedings”). The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings, Israeli Administration Proceedings and French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”. On July 14, 2009, Nortel Networks (CALA) Inc. (“NNCI”), a U.S. based subsidiary with operations in the CALA region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware (“U.S. Court”) and became a party to the Chapter 11 Proceedings. Nortel initiated the Creditor Protection Proceedings with a consolidated cash balance, as of December 31, 2008, of approximately $2,400, in order to preserve its liquidity and fund operations during the process.

“Debtors” as used herein means: (i) Nortel, together with NNL and certain other Canadian subsidiaries (collectively, “Canadian Debtors”) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (“Canadian Court”); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation, NNCI and certain other U.S. subsidiaries (“U.S. Debtors”) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain EMEA Debtors that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (“English Court”) (including NNSA); and certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv.

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to Nortel’s 2010 Annual Report.

Significant Business Divestitures

On June 19, 2009, Nortel announced that it was advancing in discussions with external parties to sell its businesses. Nortel has completed divestitures of all of its businesses including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd., to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd.; (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corporation (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson; (ix) the sale of substantially all of the assets of its global Multi Service Switch (MSS) business to Ericsson; (x) the sale of substantially all of the Guangdong-Nortel Telecommunications Equipment Co. Ltd. (“GDNT”), assets to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, “Ericsson China”); and (xi) the sale of its remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively the “Consortium”).

Divestiture Proceeds Received

As of September 30, 2011, of the approximately $7,730 in net proceeds generated through the completed sales of businesses, proceeds of approximately $7,726 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$638 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of Nortel’s North American GSM business;

(g)	$33 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

(h)	$149 from the sale of substantially all of Nortel’s CVAS business;

(i)	$234 from the sale of Nortel’s 50% plus one share interest in LGN;

(j)	$45 from the sale of substantially all of Nortel’s MSS business;

(k)	$56 from the sale of substantially all of the GDNT assets (proceeds recorded in cash and cash equivalents),

(l)	$4,470 from the sale of Nortel’s remaining patents and patent applications; and

(m)	$4 from the sale of various Nortel business assets.

As of September 30, 2011, $7,264 of proceeds received from divestitures is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in non-current restricted cash and cash equivalents, all of which is currently reported in NNL solely for financial reporting purposes (including with respect to any gain recorded on such divestitures). The difference between the net proceeds received and the amount in escrow at September 30, 2011 is as a result of amounts that, from time to time, have been distributed, with the consent of the Debtors’ estates and court approvals, as applicable from the escrow accounts to satisfy: 1) various obligations arising from the divestitures, whether through payments to third party vendors, or to reimburse the Debtors or non-consolidated subsidiaries for costs incurred, or 2) payments to the Debtors or non-consolidated subsidiaries related to settlements reached in respect of agreements involving proceeds allocation. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of September 30, 2011, a further $100 in the aggregate is expected to be received in connection with the divestitures of substantially all of Nortel’s CDMA business and LTE Access assets, the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, substantially all of Nortel’s global GSM/GSM-R and CVAS businesses, and substantially all of the assets of Nortel’s MSS business, subject to the satisfaction of various performance conditions in connection with the Transition Services Agreements (“TSAs”). Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities, including the U.S. and EMEA subsidiaries, is ultimately determined.

Transition Services Agreements

As previously reported, Nortel entered into TSAs in connection with certain of the business divestitures where Nortel is contractually obligated to provide transition services to certain purchasers of its businesses, such as IT, order management, supply chain, service and technical support, finance and certain back office services. Nortel receives income from the TSAs, which is reported in Nortel’s statements of operations under “Billings under transition services agreements”. As of the end of the third quarter of 2011, Nortel has completed substantially all of its obligations under the TSAs. As well, Nortel entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is now expected to be completed no later than December 31, 2011.

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

On October 6, 2011, the Canadian Court approved a methodology and procedure for compensation related claims in Canada. A bar date of January 6, 2012 for such claims was set. Approximately 16,000 of the Canadian Debtors employees, former employees, pensioners and survivors including long-term disability (“LTD”) beneficiaries, may have employment-related claims, with a total value of such claims currently estimated to be approximately CAD$1.06 billion (see note 10). The order includes a methodology based upon categories of employees for the calculation of compensation claims, as well as a streamlined process, to address such claims and intended to provide a fair, reasonable, efficient and orderly process beneficial to both employees and the Canadian Debtors. The methodology was agreed upon after extensive discussions among the Canadian Debtors, the court appointed Monitor under the CCAA Proceedings (the “Canadian Monitor”), former and continuing employees’ representative counsel, LTD beneficiaries’ representative counsel, Canadian Auto Workers’ (“CAW”) counsel and their respective actuarial and financial advisors.

The compensation claims are valued based on: (a) identified and agreed-upon benefits and agreed categories of claims, including post-retirement benefits; (b) agreed-upon actuarial assumptions and calculations, including with respect to income benefits, other benefits for LTD beneficiaries, post-retirement benefits and non-registered pension plan benefits and, with respect to adjustments relating to administrative costs and income tax, as applicable, agreed upon increase or “gross up” claim amounts; and (c) agreed-upon formulae relating to termination and severance pay claims. The order also calls for grievance claims, director compensation claims and indemnification claims that were excluded from prior claims processes of the Canadian Debtors.

For more information on the impact of the employee compensation claims on our restructuring plans, refer to notes 7 and 8.

Chapter 11 Proceedings

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and LTD benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. In anticipation that the U.S. Debtors will seek modification or termination of some or all of the U.S. retiree and LTD benefits at a later time, on June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S Trustee for the District of Delaware (“U.S. Trustee”) to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 21, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of LTD employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. LTD benefits. On August 2, 2011, the U.S. Trustee appointed the members of the committees.

On September 21, 2011, the U.S. Court established a claims bar date of November 15, 2011 for the filing of certain inter-company claims against the U.S. Debtors, which does not apply to the filing of inter-company claims by the Canadian Debtors, the entities subject the U.S. EMEA Claims Bar Date (defined below) and majority-owned direct and indirect subsidiaries of the U.S. Debtors. The November 15, 2011 claims bar date also applies to the filing of all indemnification and/or contribution claims of directors and officers who were directors and/or officers as of August 1, 2009 and whose claims arise from service to the U.S. Debtors or any of the U.S. Debtors’ non-debtor affiliates.

GSM/GSM-R Business

On March 31, 2010, Nortel announced that it had completed the sale of substantially all of the assets of its global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The purchase price with respect to the sale to Kapsch was finalized in the fourth quarter of 2011 and resulted in a favorable working capital adjustment of $3.

CVAS Business

In connection with the dispute between the parties over the interpretation of a defined term in the asset sale agreement, Nortel recorded a charge in the first quarter of 2011 of $25 as its best estimate of the probable amount payable to GENBAND based on settlement discussions which were ongoing among the parties. In August 2011, the settlement discussions resulted in the parties reaching agreement on a final purchase price of approximately $157, a difference of approximately $25 from the initial purchase price on closing of $182. This settlement was approved by the Canadian Court and the U.S. Court on August 23, 2011.

MSS Business

On March 11, 2011, Nortel announced that it concluded the sale of substantially all of the assets of the MSS business to Ericsson for a purchase price of $65 in cash. In the nine months ended September 30, 2011, Nortel recorded a downward price adjustment of approximately $12 related to working capital. Nortel has recognized a gain on disposal of $40 in the nine months ended September 30, 2011.

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

Intellectual Property

On June 30, 2011, Nortel announced that it, NNL and certain of its other subsidiaries, including NNI and Nortel Networks UK Limited (in administration), had concluded a successful auction with the Consortium emerging as the winning bidder for the sale of all of its remaining patents and patent applications for a cash purchase price of $4,500. In connection with the sale of the patents and patent applications, Nortel received good faith deposits of $108, of which $54 was refunded to the unsuccessful bidders in the third quarter of 2011, and the balance was credited toward the purchase price paid on closing by the Consortium. Nortel also received additional proceeds of $18 related to the sale of NNL tax attributes to the Consortium, which have been included as part of cash and cash equivalents.

This sale included more than 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios. The extensive patent portfolio touches nearly every aspect of telecommunications and additional markets as well, including internet search and social networking.

On July 11, 2011, NNC, NNL, NNI and certain other subsidiaries obtained orders from the U.S. Court and the Canadian Court at a joint hearing approving the sale agreement. Nortel concluded the sale on July 29, 2011. Nortel has recognized a gain on disposal of $4,475 in the third quarter of 2011.

Nortel has commenced a process, approved by the Canadian Court, to sell certain residual information technology (“IT”) assets primarily consisting of about 17 million Internet Protocol version 4 addresses, IT hardware assets including 700 servers, as well as the transfer of 150 employees of the Canadian Debtors that support its information technology infrastructure. Working together with the Canadian Monitor, Nortel’s goal is to maximize the value of these residual IT assets in a timely manner. Any definitive sale agreement will require approval of the Canadian Court.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

On April 13, 2011, Nortel announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of its various business and asset divestitures and other inter-estate matters, including inter-company claims, has ended without resolution of the matters in dispute. As previously announced, the Nortel entities that are in Creditor Protection Proceedings, as well as the Canadian Monitor, John Ray as Principal Officer of each of the U.S. Debtors (“the U.S. Principal Officer”), the Official Committee of Unsecured Creditors pursuant to Chapter 11 (“the U.S. Creditors’ Committee” or “UCC”), a group purporting to hold substantial amounts of Nortel’s publicly traded debt (“the Bondholder Group”) and certain other interested parties, had entered into a confidential, non-binding mediation in an attempt to reach a consensual settlement of all material outstanding inter-estate matters. Mediation sessions were first held in November 2010 and again in April 2011. In light of the unsuccessful conclusion of the mediation process, Nortel announced that delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and that such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

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

As previously reported, the Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) appointed as joint administrators with respect to the EMEA Debtor in Ireland and representatives of Ernst & Young LLP appointed as joint administrators for the other EMEA Debtors (collectively, the U.K. Administrators), on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds distribution to unsecured creditors of the Canadian Debtors. Nortel is currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. Of the EMEA Claims quantified, they total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (“the U.K. Pension Claim”). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

As previously reported, on September 30, 2009, the EMEA Debtors and certain of their affiliates (collectively the “EMEA Claimants”) filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On May 10, 2011, the U.S. Court entered an order requiring the EMEA Claimants to file more definite statements of their previously-filed claims, and to file any other pre-petition claims against the

U.S. Debtors, by June 1, 2011, absent which any of their pre-petition claims would be disallowed. The deadline for filing amended proofs of claim was later extended on request of certain of the EMEA Claimants to June 3, 2011 (“U.S. EMEA Claims Bar Date”). The EMEA Claimants filed thirty-eight amended proofs of claim on June 3, 2011. The remaining proofs of claim that had been filed by the EMEA Claimants and were not timely amended have been disallowed and expunged pursuant to the terms of the U.S. Court’s May 10, 2011 order.

On July 15 and 22, 2011, the U.S. Debtors and the UCC filed joint objections and motions to dismiss the claims of NNUK, NNSA and Nortel Networks (Ireland) Limited and the French Liquidator. On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for these motions. The order also requested the Mediator to consider postponing the mediation discussed above until after this hearing and the U.S. Court’s decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he will postpone the initial procedural meeting to a date to be determined after the U.S. Court releases its decision. The U.S. Court heard the motions on October 14, 2011 and has reserved judgment.

Other Developments

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. Nortel brought the motion to disclaim any further obligation for such properties that are no longer owned or used by Nortel and that Nortel and its creditors derive no benefit from any further remediation. Subsequent to the filing of the above motion, NNL entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of NNL’s environmental risk related tasks at that site. The Ministry of the Environment (the “MOE”) has made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court wherein the Canadian Debtors sought advice and direction that the MOE remediation orders are in breach of the CCAA stay. A decision on that motion is pending. To date, the MOE has not sought to enforce the remediation orders while the Canadian Court’s decision is outstanding and NNL has continued to undertake environmental risk assessments and remediation related tasks at those sites.

On November 1, 2011, NNL announced that in light of its ongoing Creditor Protection Proceedings and the other factors mentioned, NNL will not be following the notification procedures set out in the provisions attaching to its Cumulative Redeemable Class A Preferred Shares Series 5 (“Series 5 Preferred Shares”) in connection with the right of holders of Series 5 Preferred Shares to elect to convert such shares, on December 1, 2011, into Cumulative Redeemable Class A Preferred Shares Series 6 (“Series 6 Preferred Shares”), nor will a fixed dividend rate be set for purposes of the dividend rights attaching to the Series 6 Preferred Shares (none of which are currently outstanding). The principal distinction between the Series 5 Preferred Shares and Series 6 Preferred Shares, aside from their conversion rights, is that the former provide for floating adjustable dividends while the latter provide for fixed dividends, in either case, as and when declared payable by NNL’s board of directors. NNL suspended the declaration of all dividends on its preferred shares in November 2008 and currently is not lawfully able to declare or pay dividends on its preferred shares, nor does it expect to resume the declaration or payment of dividends on its preferred shares at any time in the future. Further, as previously announced, NNL does not expect that holders of its preferred shares (of any series) will receive any value from the Creditor Protection Proceedings and expects that these proceedings will result in the cancellation of such shares.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors (“Debtors’ financial statements”) that are included in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2011 and 2010. The results of operations of the U.S. Debtors have been included in the Debtors’ financial statements for the periods presented, consistent with the basis of accounting reflected in the unaudited condensed consolidated financial statements. Refer to note 1 for additional information. The condensed combined statements of operations exclude the Canadian Debtors’ and U.S. Debtors’ interests in the results of operations of non-Debtor subsidiaries.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the Debtors’ financial statements.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three and nine months ended September 30, 2011, Nortel has continued to accrue for interest expense of $83 and $242, respectively (three and nine months ended September 30, 2010 - $77 and $223, respectively) in its normal course of operations related to debt issued by NNC and NNL in Canada until it obtains a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors. Nortel has continued to accrue interest on its $1,000 floating rate notes that matured on July 15, 2011 on the basis that it expects such interest to be an allowable claim.

Foreign Currency Denominated Liabilities

ASC 852 requires pre-petition liabilities of the Canadian Debtors that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. For foreign currency denominated liabilities, the CCAA requires allowable claims to be translated at the exchange rate in effect as of the Petition Date unless otherwise provided for in a court-approved plan. The claims process approved by the Canadian Court provides that foreign currency denominated claims must be calculated by the Canadian Monitor in Canadian dollars using a January 13, 2009 exchange rate. However, the claims process order specifically recognizes the ability of the Canadian Debtors to utilize a different exchange rate in any proposed plan. Therefore, given the impact that fixing exchange rates may have on the amounts ultimately settled, in Canada, foreign currency denominated balances, including Nortel’s U.S. dollar denominated debt, will not be accounted for using the Petition Date exchange rate but rather will continue to be accounted for in accordance with FASB ASC 830 “Foreign Currency Matters (“ASC 830”). To date, the Canadian Debtors have not developed any plan or proposed an alternative exchange rate and any plan would be subject to creditor approval prior to the Canadian Court’s approval.

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

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Millions of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product revenues:
Third party	$—	$27	$—	$310
Non-Debtor subsidiaries	—	3	1	33
Service revenues (Third party)	—	5	—	111

Total revenues	—	35	1	454
Product cost of revenues:
Third party	—	45	5	320
Non-Debtor subsidiaries	—	4	1	35
Service cost of revenues (Third party)	—	1	—	45

Total cost of revenues	—	50	6	400

Gross profit (loss)	—	(15)	(5)	54
Selling, general and administrative expense	22	96	92	356
Research and development expense	—	3	3	110
Loss on sales of businesses and assets and impairment of assets	—		1	28
Other operating income - net	(5)	(90)	(42)	(224)

Operating loss	(17)	(24)	(59)	(216)
Other income (expense) - net	(53)	(23)	(52)	86
Interest expense	(82)	(77)	(240)	(225)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of debtor subsidiaries	(152)	(124)	(351)	(355)
Reorganization items - net (a)	3,899	(545)	3,889	(1,014)

Earnings (loss) from continuing operations before income taxes and equity in net loss of debtor subsidiaries	3,747	(669)	3,538	(1,369)
Income tax benefit (expense)	(11)	5	(11)	35

Earnings (loss) from continuing operations before equity in net loss of debtor subsidiaries	3,736	(664)	3,527	(1,334)
Equity in net loss of debtor subsidiaries - net of tax	—	—	—	(72)

Net earnings (loss) from continuing operations attributable to Debtors, including noncontrolling interests	3,736	(664)	3,527	(1,406)
Net earnings (loss) from discontinued operations - net of tax	—	(1)	(1)	31

Net earnings (loss) attributable to Debtors including noncontrolling interests	3,736	(665)	3,526	(1,375)
Income attributable to noncontrolling interests	(3)	(3)	(9)	(7)

Net earnings (loss) attributable to Debtors	$3,733	$(668)	$3,517	$(1,382)

(a)	Includes a charge of $ 320 recognized in the three and nine month periods ended September 30, 2011 for the impairment of certain investments in consolidated non-debtor subsidiaries accounted for under the cost method for the purpose of the Debtors financial statements only.

CONDENSED COMBINED BALANCE SHEETS

(Millions of U.S. Dollars)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$295	$289
Restricted cash and cash equivalents	62	81
Accounts receivable - net:
Third parties	8	1
Non-Debtor subsidiaries	383	401
U.S. Debtors subsidiaries	95	92
EMEA Debtors subsidiaries	15	14
Inventories - net	—	1
Other current assets	33	84
Assets held for sale	—	7
Assets of discontinued operations	—	4

Total current assets	891	974
Restricted cash and cash equivalents	7,493	3,061
Investments in non-Debtors / Debtor subsidiaries	62	382
Plant and equipment - net	4	23
Other assets	46	65

Total assets	$8,496	$4,505

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable:
Third parties	$3	$6
Non-Debtor subsidiaries	110	169
U.S. Debtors subsidiaries	18	19
EMEA Debtors subsidiaries	9	25
Payroll and benefit-related liabilities	14	24
Contractual liabilities	—	1
Other accrued liabilities	24	11
Liabilities held for sale	—	3
Liabilities of discontinued operations	4	4

Total current liabilities	182	262
Long-term liabilities
Deferred income taxes	9	—
Other liabilities	7	15

Total long-term liabilities	16	15
Liabilities subject to compromise	11,383	11,108
Liabilities subject to compromise of discontinued operations	35	35

Total liabilities	11,616	11,420

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(3,686)	(7,472)
	—	—
Noncontrolling interests in Debtors	566	557

Total shareholders’ deficit	(3,120)	(6,915)

Total liabilities and shareholders’ deficit	$8,496	$4,505

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Millions of U.S. Dollars)

	Nine Months Ended September 30,
	2011	2010
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Debtors	$3,517	$(1,382)
Net (earnings) loss from discontinued operations	1	(31)
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items - net	(3,965)	874
Other adjustments (a)	326	722

Net cash from (used in) operating activities - continuing operations	(121)	183
Net cash used in operating activities - discontinued operations	—	(275)

Net cash used in operating activities	(121)	(92)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	—	(8)
Change in restricted cash and cash equivalents	(4,413)	(1,151)
Decrease in short and long-term investments	—	24
Proceeds from the sales of investments, businesses and assets - net	4,546	900

Net cash from (used in) investing activities - continuing operations	133	(235)
Net cash from investing activities - discontinued operations	—	275

Net cash from investing activities	133	40

Cash flows from (used in) financing activities
Repayments of capital lease obligations	—	(4)

Net cash used in financing activities - continuing operations	—	(4)
Net cash used in financing activities - discontinued operations	—	—

Net cash used in financing activities	—	(4)

Effect of foreign exchange rate changes on cash and cash equivalents	(6)	11
Net cash from (used in) continuing operations	6	(45)
Net cash from (used in) discontinued operations	—	—

Net decrease in cash and cash equivalents	6	(45)
Cash and cash equivalents at beginning of the period	289	1,132

Cash and cash equivalents at end of the period	$295	$1,087

(a)	The operating section of the condensed combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities, with the exception of Reorganization items — net.

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

The ES business, which included Layer 4-7 Data Portfolio, DiamondWare, Ltd. and NGS, had total revenues of nil and nil and net loss from discontinued operations of nil and $5 for the three months ended September 30, 2011 and 2010, respectively. The ES business had total revenues of nil and $11 and net loss from discontinued operations of $1 and $14 for the nine months ended September 30, 2011 and 2010, respectively.

Certain assets and liabilities related to the ES business were not transferred to Avaya and continue to be classified as assets and liabilities of discontinued operations. These assets and liabilities are expected to be realized or extinguished as the Creditor Protection Proceedings progress. The remaining assets and liabilities related to the operations of the ES business are as follows:

	September 30, 2011	December 31, 2010
Assets
Accounts receivable - net	$—	$2
Other current assets	—	2

Assets of discontinued operations	$—	$4

Liabilities
Trade and other accounts payable	$1	$—
Other current liabilities	4	5

Liabilities of discontinued operations	$5	$5

LGN

On June 29, 2010, Nortel completed the sale of NNL’s 50% plus 1 share interest in LGN to Ericsson for $242 in cash, subject to certain purchase price adjustments and taxes. As a result of the sale, Nortel recognized a gain of $53 in the year ended December 31, 2010. The LGN business had total revenues of nil and $210 and net loss from discontinued operations of nil and $42 for nine months ended September 30, 2011 and 2010, respectively.

Prior to the divestiture of its interest in LGN, Nortel engaged in transactions with certain of its equity-owned investees and certain other business partners. These transactions included sales and purchases of goods and services under normal trade terms and were measured at their exchange amounts. Transactions with LG Electronics (“LGE”), Vertical Communications, Inc (“Vertical”) and GNTEL Co., Ltd (“GNTEL”) resulted in $16 of revenue and $61 of costs of revenues from purchases for the nine months ended September 30, 2010. LGE held a noncontrolling interest in LGN prior to Nortel’s sale of its interest on June 29, 2010. Nortel’s sales and purchases related primarily to certain inventory-related items up to June 30, 2010. Accounts payable or other balances involving LGE were nil as of December 31, 2010. Prior to Nortel’s divestiture of its interest in LGN on June 29, 2010, LGN owned a noncontrolling interest in Vertical which supported LGN’s efforts to distribute Nortel’s products to the North American market. Accounts payable or other balances involving Vertical were nil as of December 31, 2010. Prior to divestiture of its interest in LGN on June 29, 2010, Nortel held a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL related primarily to installation and warranty services up to June 30, 2010. Accounts payable or other balances involving GNTEL were nil as of December 31, 2010.

5. Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Professional fees (a)	$(18)	$(47)	$(57)	$(133)
Interest income (b)	4	3	10	10
Lease repudiation (c)	—	—	—	(3)
Employee incentive plans (d)	(4)	(10)	(17)	(31)
Employee severance related claims (e)	(79)	—	(79)	—
Pension, post-retirement and post-employment plans (f)	(100)	(451)	(86)	(443)
NNUK pension guarantee (g)	—	—	—	(634)
Gain (loss) on divestitures (h)	8	(25)	64	840
Gain on IP sale (h)	4,475	—	4,475	—
Gain (loss) on liquidation of subsidiaries (i)	(1)	—	(1)	(74)
EMEA deconsolidation adjustment (j)	—	—	—	(763)
Gain (loss) on impairment or sale of stranded assets (k)	1	(4)	1	(142)
Settlements (l)	—	—	—	(2)
Lease guarantees (m)	—	—	—	(68)
Distributions to non-Canadian debtors (n)	(59)	—	(59)	—
Other (o)	(3)	5	(11)	(45)

Total reorganization items - net	$4,224	$(529)	$4,240	$(1,488)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to valuation of employee severance claims. See notes 7 and 8.
(f)	Includes amounts related to the Settlement Agreement, the termination of the SERP defined benefit plan, and claims related to post-employment and post-retirement plans. See note 10.
(g)	Relates to the NNUK pension guarantee. See note 11.
(h)	Relates to the gains on various divestitures. See note 2.
(i)	Relates to deconsolidation of certain subsidiaries in connection with the Creditor Protection Proceedings.
(j)	Relates to the charge due to the deconsolidation of the EMEA Subsidiaries and the application of the cost method of accounting. See note 1.
(k)	Relates to impairment of certain long-lived assets.
(l)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities.
(m)	Relates to the estimated fair value under ASC 460 of NNL’s guarantees of lease obligations in respect of leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries. See notes 1 and 11.
(n)	Relates to certain distributions made to non-Canadian debtors in the course of Creditor Protection Proceedings. See note 2.
(o)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Nortel received $4,524 relating to reorganization items in the nine months ended September 30, 2011, attributable to $4,597 received for various divestitures and $9 for interest income, partially offset by $53 paid for professional fees, $11 paid for claims settlement, and $18 paid for employee incentive plans.

Nortel received $759 relating to reorganization items in the nine months ended September 30, 2010, attributable to $897 received for various divestitures and $3 for interest income, partially offset by $125 paid for professional fees, and $16 paid for employee incentive plans.

See the unaudited condensed consolidated statement of cash flows for the non-cash portion of the reorganization items.

6. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the unaudited condensed consolidated statements of operations and cash flows for three and nine months ended September 30, 2011 and 2010, and the unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

Condensed consolidated statements of operations

Other operating income — net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Royalty license income - net	$—	$(3)	$(1)	$(9)
Litigation charges - net	—	1	—	5
Billings under TSAs	(6)	(93)	(50)	(241)
Other - net	—	1	2	(5)

Other operating income - net	$(6)	$(94)	$(49)	$(250)

Other income (expense) — net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (loss) on sale and impairment of investments - net	$—	$(1)	$1	$7
Rental income	1	21	3	50
Currency exchange loss - net	(45)	(44)	(49)	(44)
Other - net	(10)	6	(16)	1

Other income (expense) - net	$(54)	$(18)	$(61)	$14

Condensed consolidated balance sheets

Restricted cash and cash equivalents:

Restricted cash and cash equivalents includes, in part, $46 and $74 as of September 30, 2011 and December 31, 2010, respectively, related to assets held in an employee benefit trust in Canada, and restricted as to their use in operations by Nortel.

Accounts receivable — net:

	September 30, 2011	December 31, 2010
Trade and other receivables (a)	$203	$272
Contracts in process	—	3

	203	275
Less: provisions for doubtful accounts	(11)	(15)

Accounts receivable - net	$192	$260

(a)	Includes $163 and $163 as of September 30, 2011 and December 31, 2010, respectively, related to net accounts receivables from subsidiaries accounted for under the cost method, where settlement will occur as part of a plan of reorganization under the creditor protection proceedings.

Inventories — net:

	September 30, 2011	December 31, 2010
Gross inventories	$2	$15
Less: provisions for inventories	(2)	(11)

Inventories - net	$—	$4

Other current assets:

	September 30, 2011	December 31, 2010
Prepaid expenses	$19	$25
Income taxes recoverable	27	38
Current investments	1	1
Other (a)	41	90

Other current assets	$88	$154

(a)	Includes certain receivables resulting from divestiture of businesses and TSAs.

Plant and equipment — net:

	September 30, 2011	December 31, 2010
Cost:
Buildings	$10	$34
Machinery and equipment	111	193
Assets under capital lease	—	3
Sale lease-back assets	—	1

	121	231

Less accumulated depreciation:
Buildings	(10)	(26)
Machinery and equipment	(106)	(171)
Assets under capital lease	—	(3)
Sale lease-back assets	—	(1)

	(116)	(201)

Plant and equipment - net	$5	$30

Other assets:

	September 30,	December 31,
	2011	2010
Debt issuance costs	$27	$35
Financial assets	—	7
Other	22	23

Other assets	$49	$65

Other accrued liabilities:

	September 30,	December 31,
	2011	2010
Outsourcing and selling, general and administrative related provisions	$8	$10
Customer deposits	1	6
Advance billings in excess of revenues recognized to date on contracts	1	6
Income taxes payable	1	16
Other	29	17

Other accrued liabilities	$40	$55

Other liabilities:

	September 30,	December 31,
	2011	2010
Tax uncertainties	$11	$16
Other long-term provisions	7	15

Other liabilities	$18	$31

Condensed consolidated statements of cash flows

Change in operating assets and liabilities — net:

	Nine Months Ended September 30,
	2011	2010
Accounts and other receivables - net	$57	$281
Inventories - net	—	36
Deferred costs	4	20
Income taxes	(8)	(73)
Accounts payable	(44)	(59)
Payroll, accrued and contractual liabilities	37	44
Deferred revenue	(9)	3
Advance billings in excess of revenues recognized to date on contracts	(5)	(77)
Restructuring liabilities	—	(19)
Other	100	(27)

Change in operating assets and liabilities (a)	$132	$129

(a)	The changes in liability amounts noted above include obligations that are subject to compromise.

Interest, taxes and reorganization items paid (received):

	Nine Months Ended September 30,
	2011	2010
Cash interest paid	$—	$5
Cash taxes paid	$10	$45
Net receipts for reorganization items (note 5)	$(4,524)	$(759)

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

During the third quarter of 2011, Nortel filed a motion with the Canadian Court to approve a methodology that includes, among other matters, an amount for of employees’ severance claims. The motion was approved on October 6, 2011. The workforce provision was adjusted to reflect the severance claims amount under the approved methodology. During the three and nine months ended September 30, 2011, there was a recovery of $2 related to Nortel’s Pre-Petition Date cost reduction plans. During the three and nine months ended September 30, 2010, there was a recovery of nil and $5 related to these plans, respectively. As of September 30, 2011, the pre-petition cost reduction provision of $27 represents $22 in accrued severance claims for former employees and $5 in contract settlement and lease costs. These amounts do not include provisions for discontinued operations.

8. Post-Petition Date cost reduction activities

In connection with the Creditor Protection Proceedings, Nortel has implemented certain workforce and other cost reduction activities and will continue such activities during this process. The actions related to these activities are expected to occur as they are identified. During the third quarter of 2011, Nortel filed a motion with the Canadian Court to approve a methodology that includes, among other matters, an amount for employees’ severance claims. The motion was approved on October 6, 2011. The workforce provision was adjusted to reflect the severance claims amount under the approved methodology. The current estimated charges are based upon accruals made in accordance with U.S. GAAP. The current estimated total charges to earnings and cash outlays are subject to change as a result of Nortel’s ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claims or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

Three and nine months ended September 30, 2011

For the three and nine months ended September 30, 2011, approximately $2 and $13, respectively, of the total charges relating to the net workforce reduction of 55 and 400 positions were incurred. During the third quarter of 2011, approximately $81 was recorded in relation to the Canadian severance claims adjustment noted above. As Nortel continues to progress through the Creditor

Protection Proceedings, Nortel expects to incur charges and cash outlays related to workforce and other cost reduction strategies. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

During the nine months ended September 30, 2011, changes to the provision balances were as follows:

Provision balance as of December 31, 2010	$48
Other charges	13
Cash drawdowns	(8)
Foreign exchange and other adjustments	(4)
Adjustment for severance valuation	81

Provision balance as of September 30, 2011 (a)	$130

(a)	As of September 30, 2011, $129 was included in liabilities subject to compromise. Of this amount, the short-term provision balance was $1 and the long-term provision balance was nil.

During the three and nine months ended September 30, 2011 and 2010, the workforce reduction charges were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Cost of revenues	$1	$1	$4	$12
SG&A	1	4	7	17
R&D	—	1	—	8
Other	81	—	83	—

Total workforce reduction charge	$83	$6	$94	$37

Other Cost Reduction Activities

During the three and nine months ended September 30, 2011, there were no charges related to Nortel’s real estate cost reduction activities. As of September 30, 2011, Nortel’s real estate and other cost reduction liabilities were approximately $6, all of which are classified as subject to compromise. During the three and nine months ended September 30, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $2 and $8, respectively, which were recorded against SG&A and reorganization items. During the three and nine months ended September 30, 2010, Nortel recorded an impairment of nil and $11, respectively, as part of SG&A and reorganization items and additional charges of nil and $13, respectively, to reorganization items for lease repudiations and other contract settlements.

9. Income taxes

During the nine months ended September 30, 2011, Nortel recorded a tax expense of $7 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $3,866. The tax expense of $7 is comprised of $2 resulting from taxes on earnings in Asia, $9 due to the accrual of the deferred tax liabilities associated with the expected withholding taxes relating to investments in CALA and Asia, $2 of other taxes including withholding taxes, offset by recoveries of $4 relating to changes in uncertain tax positions and $2 resulting from provision to actual tax adjustments to prior year balances.

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

During the nine months ended September 30, 2010, Nortel recorded a tax recovery of $37 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $1,869. The tax recovery of $37 is largely comprised of $10 of income taxes on earnings during the applicable period in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $9 and the adjustment to previously accrued income taxes and interest of $38.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the nine months ended September 30, 2011 and 2010, the amount of tax recovery allocated to continuing operations and tax expense allocated to discontinued operations as a result of income from discontinued operations being offset by losses from continued operations was nil and $7 respectively.

As of September 30, 2011, Nortel’s net deferred tax liabilities were $9, representing the accrual of the deferred tax liabilities associated with the expected withholding taxes relating to investments in CALA and Asia. During the third quarter of 2011, Nortel concluded the successful auction of Nortel’s remaining patent and patent applications portfolio and closed this transaction on July 29, 2011, which generated a gain of $4,475 in the third quarter of 2011. The estimated tax impact in Canada resulted in a reduction of the gross deferred tax asset offset with a reduction in valuation allowance resulting in a net nil tax impact. There is significant uncertainty concerning the forecasted income or loss for 2012 and beyond and the uncertainty concerning the estimated final proceeds allocation by jurisdiction, and thus this significant negative evidence outweighs any positive evidence that may exist. Therefore, Nortel has concluded that a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions as of September 30, 2011.

Nortel had approximately $1,531 and $1,454 of total gross unrecognized tax benefits as of December 31, 2010 and September 30, 2011, respectively. Out of the total gross unrecognized tax benefits of $1,454, $11 represented the amount of unrecognized tax benefits, net of valuation allowance that would favorably affect the effective income tax rate in future periods, if recognized. The net decrease of $77 since December 31, 2010 resulted from $73 due to changes to foreign exchange rates and a decrease in a prior year uncertain position of $4.

Nortel recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2011, Nortel recovered $2 related to interest, penalties and foreign exchange losses. Nortel accrued approximately $7 and $9 for the payment of interest and penalties as of September 30, 2011 and December 31, 2010, respectively.

Nortel believes it is reasonably possible that $1,352 of its gross unrecognized tax benefit will decrease during the twelve months ending September 30, 2012 with the majority of such amounts attributable to possible decreases from the potential settlement of audit exposures of $1,351 in Canada, of which $625 relates to deductibility of legal settlement expenses and $726 relates to investment tax credits and the resulting impact to the expiry of unutilized non capital loss from prior years.

10. Employee benefit plans

Plan Description

Nortel maintains various retirement programs covering substantially all of its employees, consisting of defined benefit, defined contribution and investment plans. Below is a list of relevant plans discussed in this note and their status as of September 30, 2011 and the basis for which they are being accounted for as of September 30, 2011. Note that although these plans represent Nortel’s major retirement plans, Nortel also has smaller pension plan arrangements in other countries.

Plan Name	Status	Current Accounting
Canadian Retirement Savings Plan	Ongoing	Defined Contribution
Canadian Defined Contribution Pension Plan (“DCPP”)	Closed 9/30/2010	Defined Contribution
Canadian Post Employment obligation	Terminated 12/31/2010	Estimated Allowed Claim
Canadian Post Retirement obligation	Terminated 12/31/2010	Estimated Allowed Claim
Canadian Defined Benefit Plans
Managerial and Non-Negotiated Pension Plan (registered)	Plan sponsor only	Defined Benefit
Negotiated Pension Plan (registered)	Plan sponsor only	Defined Benefit
Transitional Retiring Allowance (“TRA”) & Retirement Allowance (“RAP”) Pension Plans	Plan sponsor only	Defined Benefit
Nortel Networks Supplementary Executive Retirement Plan (“SERP”)	Terminated 12/31/2010	Estimated Allowed Claim
Nortel Networks Limited Excess Pension Plan (“Excess”)	Terminated 12/31/2010	Estimated Allowed Claim
US LTIP (Long-Term Incentive Plan)	Deconsolidated 10/1/2010	Deconsolidated
US Post Retirement obligation	Deconsolidated 10/1/2010	Deconsolidated

(a)	Includes the U.S. Retirement Income Plan that was accounted for at the Estimated Claim Amount up to the date of the deconsolidation of the U.S. Subsidiaries.

Defined Contribution Plans

Nortel has defined contribution plans available to substantially all of its Canadian employees. Under the terms of the Retirement Savings Plan, eligible employees may contribute a portion of their compensation to the plan. Based on the specific program in which the employee is enrolled, Nortel matches a percentage of the employee’s contributions up to a specified limit. The US LTIP Plan operated under similar parameters as the Retirement Savings Plan. Under the DCPP, Nortel contributed a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement; this plan was closed to new contributions on September 30, 2010. The employer contribution cost of these defined contribution plans was $0.3 and $1.5 for the three and nine months ended

September 30, 2011, respectively. The employer contribution cost of these defined contribution plans was $2 and $11 for the three and nine months ended September 30, 2010, respectively.

Defined Benefit Plans

Settlement Agreement with Former and Disabled Canadian Employee Representatives

On February 8, 2010, the Canadian Debtors entered into a settlement agreement in relation to the Canadian Registered Pension Plans (the “Plans”), post-retirement benefits and post-employment benefits (“the Settlement Agreement”). The Settlement Agreement, as amended, was approved by the Canadian Court on March 31, 2010. On September 30, 2010, the administration of the Plans was transferred to Morneau Sobeco Limited Partnership (appointed by the Ontario Superintendent of Financial Services) and contributions ceased on that same date. Nortel remains as plan sponsor and, in its capacity, amended the plans to cease service accruals effective September 30, 2010. Benefit coverage in the Canadian post-retirement benefit plan and the Canadian long-term disability plan ceased on December 31, 2010.

As a result of the approved cessation of post-retirement benefit payments with an effective date of December 31, 2010, Nortel recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (“ASC 715-60”), which required a derecognition of the liability and deferred actuarial gains totaling $432 in the first quarter of 2010 in reorganization items. Nortel has recorded a charge of $443 in reorganization items representing its best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years’ benefits that they will no longer receive due to the cessation of the plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

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

Pension and Post Retirement Benefits

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pension expense:
Service cost	$—	$1	$—	$7
Interest cost	1	51	3	153
Expected return on plan assets	—	(38)	—	(114)
Amortization of prior service cost	—	1	—	2
Amortization of net losses	13	10	39	30
Curtailment/Settlement losses	(1)	490	(1)	491

Net pension expense	$13	$515	$41	$569

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Post-retirement benefit cost (recovery):
Service cost	$—	$—	$—	$1
Interest cost	—	3	—	14
Amortization of prior service cost	—	(1)	—	(3)
Amortization of net gains	—	—	—	(3)
Settlement gain	—	—	—	(68)
Curtailment gain	—	—	—	(382)

Net post-retirement benefit cost (recovery)	$—	$2	$—	$(441)

During the nine months ended September 30, 2011 and 2010, contributions of nil and $27, respectively, were made to the defined benefit pension plans and $2 and $28, respectively, to the post-retirement benefit plans. Nortel does not expect to contribute any additional to the defined benefit pension plans or post-retirement benefit plans.

Employee Compensation Claims Motion

On October 6, 2011, the Canadian Court approved a methodology and procedure for compensation related claims in Canada. As a result, in the third quarter of 2011, Nortel adjusted the recorded obligations to reflect the approved methodology for pension plans other than the defined benefit plans, but including post-retirement and post-employment plans. For pension plans other than the defined benefit plans, an adjustment of $28 was recorded to pension obligations with the corresponding expense recorded in reorganization items. Similarly, adjustments of $56 and $17, for the post-retirement and post-employment plans, respectively, were recorded as a charge in reorganization items. The obligations related to the defined benefit plans will be remeasured in the fourth quarter based on the approved methodology.

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

The following table provides a summary of Nortel’s guarantees as of September 30, 2011:

	Carrying Amount of Liability	Maximum Potential Liability (o)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	9	9
Intellectual property indemnification obligations (c)	—	—
Lease agreements (d)	—	8
Receivable securitizations (e)	—	—
Other indemnification agreements
EDC Support Facility (f)	20	29
Global Class Action Settlement (g)	—	—
Sale lease-back (h)	—	4
Bankruptcy (i)	—	1
Real estate residual value guarantee (j)	23	23
Environmental indemnifications (k)	1	52
U.K. Defined Benefit Plan guarantee (l)
Funding guarantee	521	—
Insolvency guarantee	150	150
U.S. debt guarantee (m)	150	—
NNL lease guarantees (n)	126	—

Total	$1001	$280

(a)

Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of September 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended March 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of September 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of September 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of September 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of September 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(f)	Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC support facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC support facility. Approximately $20 has been paid to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of September 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(g)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of September 30, 2011, Nortel has not made any significant payments to settle such obligations.
(h)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of September 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(i)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of September 30, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.
(j)	On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.
(k)	Nortel has agreed to provide an indemnity to the purchaser of its certain properties with respect to certain environmental matters. An estimated amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(l)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance of certain payment obligations under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has guaranteed NNUK’s payment obligations arising upon the wind-up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buy out deficit. Nortel has recorded liabilities of $521 and $150 for the Pension Guarantee and the further guarantee, respectively, representing Nortel’s current assumption of the expected claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $796 and related to the further guarantee of $150. To the extent that more reliable information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.
(m)	NNL has unconditionally guaranteed $150 debt obligation of Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI. Nortel has recorded a corresponding liability of $150 for this guarantee.
(n)	NNL has guaranteed the payments required under the lease agreements entered into by certain of its U.S. Subsidiaries and EMEA Subsidiaries. These guarantees require NNL to make lease payments throughout the lease term if and when a subsidiary fails to make scheduled payments. As of September 30, 2011, Nortel has not made any payments to settle such obligations. The maximum potential liability is subject to the ongoing real estate claims process. See note 16 for further information on real estate claims.

(o)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances.

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

As of September 30, 2011, the carrying amount and the fair value of assets held in an employee benefit trust in Canada was $46.

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents:

	September 30, 2011	December 31, 2010
Bid and performance-related bonds (a)	$7	$26
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$7	$26

(a)	Net of restricted cash and cash equivalent amounts of $8 and $5 as of September 30, 2011 and December 31, 2010, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $3 and $15 as of September 30, 2011 and December 31, 2010, respectively.

14. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010 (a)	2011	2010 (a)
	(Number of common shares in millions)
Net earnings (loss) from continuing operations	$4,060	$(644)	$3,841	$(1,894)
Net earnings (loss) from discontinued operations	—	(5)	(1)	28

Net earnings (loss) attributable to Nortel Networks Corporation	$4,060	$(649)	$3,840	$(1,866)
Basic weighted-average shares outstanding:
Issued and outstanding	499	499	499	499
Weighted-average shares dilution adjustments:
1.75% Convertible Senior Notes	18	—	18	—
2.125% Convertible Senior Notes	18	—	18	—

Diluted weighted-average shares outstanding	535	499	535	499

Weighted-average shares dilution adjustments - exclusions
1.75% Convertible Senior Notes	—	18	—	18
2.125% Convertible Senior Notes	—	18	—	18
Basic earnings (loss) per common share:
from continuing operations	$8.14	$(1.29)	$7.70	$(3.80)

from discontinued operations	$—	$(0.01)	$—	$0.06

Diluted earnings (loss) per common share:
from continuing operations	$7.61	$(1.29)	$7.22	$(3.80)

from discontinued operations	$—	$(0.01)	$—	$0.06

(a)	As a result of the net loss for the three and nine months ended September 30, 2010, all potential dilutive securities in these periods are considered anti-dilutive.

15. Shareholders’ deficit

The following are the changes in shareholders’ deficit during the nine months ended September 30, 2011:

	NNC Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2010	$35,604	$3,597	$(46,076)	$(362)	$621	$(6,616)
Net earnings	—	—	3,840	—	18	3,858
Foreign currency translation adjustment	—	—	—	150	—	150
Unamortized pension and post-retirement actuarial losses and prior service cost - net	—	—	—	109	—	109
Other	—	—	(1)	—	(3)	(4)

Balance as of September 30, 2011	$35,604	$3,597	$(42,237)	$(103)	$636	$(2,503)

The following are the components of comprehensive loss, net of tax, for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings (loss) including noncontrolling interests (a)	$4,065	$(713)	$3,858	$(1,858)
Other comprehensive earnings (loss) adjustments:
Impact of EMEA Subsidiaries	—	—	—	60
Impact of deconsolidated subsidiaries	—	—	—	967
Change in foreign currency translation adjustment	214	(23)	150	95
Unrealized loss on investments - net (b)	—	—	—	(21)
Unamortized pension and post-retirement actuarial losses and prior service cost - net	11	(89)	109	(173)

Comprehensive earnings (loss) including noncontrolling interests	4,290	(825)	4,117	(930)
Comprehensive income attributable to noncontrolling interests	(5)	(3)	(18)	—

Comprehensive earnings (loss) attributable to Nortel Networks Corporation	$4,285	$(828)	$4,099	$(930)

(a)	Non-controlling interest also include amounts reported as part of discontinued operations in the statements of operations.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding losses related to these securities were excluded from net loss and are included in accumulated other comprehensive loss until realized. Unrealized loss on investments was net of tax for the nine months ended September 30, 2010.

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

Nortel accounted for its EMEA Subsidiaries under the equity method of accounting from the Petition Date to May 31, 2010, being the date at which Nortel deconsolidated its equity investment. Also, as of October 1, 2010 Nortel has accounted for the U.S. Subsidiaries, and the subsidiaries they control, under the cost method of accounting. Accordingly, the liabilities of the EMEA Subsidiaries and U.S. Subsidiaries that are subject to compromise are not included in the unaudited condensed consolidated financial statements as of September 30, 2011.

Liabilities subject to compromise consist of the following:

	September 30, 2011	December 31, 2010
Trade and other accounts payable	$169	$168
Payable to U.S. Subsidiaries	2,151	2,158
Restructuring liabilities	164	84
Long-term debt	4,045	4,056
U.S. debt guarantee (note 11)	150	150
Interest on long-term debt	934	692
Notes payable	176	175
Pension obligations	1,526	1,660
Post-retirement obligations other than pensions	579	555
U.K. pension guarantees (note 11)	671	667
EDC support facility (note 11)	20	22
NNL lease guarantees (note 11)	126	125
Real estate residual value guarantee (note 11)	23	23
Other accrued liabilities	31	30

Total liabilities subject to compromise	$10,765	$10,565

As of September 30, 2011, the Canadian Debtors have received approximately 1,036 claims asserting approximately $29,424 (calculated utilizing exchange rates as of the petition date for presentation purposes) in aggregate outstanding liquidated claims. Some of these claims are unliquidated and are therefore not reflected in the aggregate claim amount above. The Canadian Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions and Canadian debtors involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. Nortel believes the variance between total claims and total liabilities subject to compromise is primarily related to duplicative claims. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors of filed proofs of claim. A number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods once these reviews are complete.

As of September 30, 2011, the Canadian Debtors have resolved 523 claims, reducing the aggregate amount claimed against the Canadian Debtors by approximately $5,603. Although the Canadian Court has established a bar date, subject to certain excluded claims, by which certain proofs of claim against the relevant Canadian Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims may be permitted. In addition, the Canadian Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time.

The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events. In addition, a number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods once these reviews are complete. A number of these proofs of claim, which total approximately $287 relate to certain real estate guarantees provided by NNL in respect of leases entered into by certain EMEA and U.S. Subsidiaries.

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

The following table summarizes financial information for the EMEA Subsidiaries operations for the nine months ended September 30, 2010:

Nine Months Ended September 30, 2010
Revenues from continued operations	$243
Revenues from discontinued operations	4

Total revenues	$247

Gross profit	49
Selling, general and adminstrative expense	116
Research and development expense	8
Reorganization items	13
Investments and other income	(44)
Other	6

Net loss	$(50)

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

The Pensions Regulator Financial Support Directions

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, the Pensions Regulator, purporting to act under the Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable the Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. If a company to which a FSD is issued fails to comply with it, the Pensions Regulator may issue a contribution notice (“Contribution Notice”) to any one or more persons to whom the FSD was addressed stating that the person is liable to pay to the trustees of the pension scheme the sum specified in the Contribution Notice, where the Pensions Regulator considers it reasonable to impose the liability on the person to pay the specified sum. The sum specified may be the whole or a portion of the actual or estimated deficit of the pension scheme. In the Warning Notice, the Pensions Regulator identified certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI, as targets of a procedure before the determinations panel of the Pensions Regulator (“Determinations Panel”) to determine whether to issue a FSD (“U.K. Pension Proceeding”). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan and the PPF, which is fully applicable to the trustee and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provided that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. The Pensions Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the trustee of the U.K. defined benefit pension plan brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The trustee of the U.K. defined benefit pension plan and the PPF have also appealed the decision of the U.S. Court enforcing the stay. That appeal is currently pending before the U.S. Court of Appeals for the Third Circuit, which heard oral argument on September 13, 2011. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the Determinations Panel issued a determination notice (“Determination Notice”) indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On April 1, 2011, the Determinations Panel issued FSDs to NNC, NNL, NNI and NNCI requiring each of them to secure that financial support be put in place for the U.K. defined benefit pension plan within six calendar months of the date of the FSDs. The other Debtors that received the Determination Notice have exercised their right under the U.K. Statute to refer the Determinations Panel’s determination to the Pensions Regulator Tribunal established under the U.K. Statute for a further determination of the matter. Nortel is of the view that the Determination Notice and the FSD issued to NNC, NNL, NNI and NNCI are null and void given the court decisions noted above.

In September 2010, the U.K. Administrators applied to the English Court for directions concerning the application and effect of the FSD regime contained in the U.K. Statute upon those EMEA Debtors that were identified in the Warning Notice. On December 10, 2010, the English Court ruled that the Pensions Regulator could pursue FSDs and Contribution Notices against the target Debtors in accordance with the provisions of the U.K. Statute. Further, the English Court held that the debt created by any Contribution Notice that may be issued constitutes an administration or liquidation expense of an insolvent target company, rather than a provable debt in the insolvency proceedings, thereby giving it “super priority” status over the claims of other creditors of the insolvent target company. The U.K. Administrators appealed this decision to the Court of Appeal of England and Wales (“U.K. Appeal Court”) and, on October 14, 2011, the U.K. Appeal Court upheld the English Court’s decision. The U.K. Administrators have been granted leave to appeal the U.K. Appeal Court’s decision to the Supreme Court. Nortel is of the view that these court decisions in the U.K. have no authoritative application in the CCAA Proceedings or the Chapter 11 Proceedings and that the validity and relative priority of claims filed in those proceedings are matters to be determined by the Canadian Court and the U.S. Court, as applicable

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 11.

Communications Test Design, Inc. (CTDI)

On September 21, 2010, NNI filed a complaint in the U.S. Court against CTDI asserting claims for misappropriation of trade secrets, fraud, breach of contract, breach of the implied duty of good faith and fair dealing, and unjust enrichment. NNL also filed a complaint on the same date and asserting the same claims against CTDI, plus claims for trademark infringement, trademark dilution and false designation of origin. NNI and NNL each sought compensatory, exemplary, and punitive damages, which together exceeded $130, and NNL sought treble damages and attorneys’ fees, in an amount to be determined, with respect to the trademark claims. On January 3, 2011, CTDI answered the complaints and asserted counterclaims of breach of contract against both NNI and NNL, based on allegations that Nortel purportedly did not sufficiently assist CTDI in expanding its repair business. Further, NNC was joined as counterclaim defendant on March 18, 2011. CTDI alleged that it suffered more than $68 in lost revenues, and approximately $28 in lost profits, and wasted certain investments. NNI (joined by NNL) and CTDI both filed motions to dismiss the allegations against them, which motions were denied by the U.S. Court on March 22, 2011. NNC moved to dismiss CTDI’s counterclaims against it or, in the alternative, for summary judgment of no liability. A special master was appointed to put the matter to mediation.

As a result of the mediation, the parties reached a settlement on all matters related to this action, which settlement was approved by the U.S. Court on October 17, 2011. The settlement provides that CTDI will pay a total of $19 million, from which plaintiffs’ costs will be reimbursed and the remainder will be apportioned between NNL and NNI on a 25%/75% basis, as set out under the settlement agreement. Thus, NNL will receive $4.85 in total. The settlement also provides for the withdrawal of all counterclaims by CTDI.

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

ERISA Lawsuit

As previously reported, beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits were consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee (the “U.S. District Court”). This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleged, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. As a result of the Creditor Protection Proceedings, on September 25, 2009, the U.S. District Court ordered the case administratively closed. The parties to the action agreed to a final form of Stipulation of Settlement (“the Stipulation”) whereby the defendants will cause their underwriter, Chubb Insurance Company of Canada (“Chubb”), to pay $21.5 into an escrow account on behalf of the defendants as full and final settlement of the action and in consideration for the releases and discharges provided under the Stipulation. Such settlement amount will be distributed in accordance with the terms of the Stipulation. In a side agreement, NNC, NNL, NNI and Chubb stipulated that existing claims filed by Chubb in the Creditor Protection Proceedings in Canada and in the U.S. will be reduced and allowed as general unsecured claims upon deposit by Chubb of the final settlement payments. The Stipulation and the side agreement were approved by the Canadian Court and the U.S. Court. The U.S. District Court has also granted preliminary approval of the Stipulation and has scheduled a fairness hearing for final approval for January 11, 2012. Nortel has recorded a provision to reflect its best estimate of an allowed claim amount.

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

Environmental matters

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of September 30, 2011, accruals for environmental matters were $8. Based on information available as of September 30, 2011, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

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

Significant Business Divestitures

On June 19, 2009, we announced that we were advancing in discussions with external parties to sell our businesses. We have completed divestitures of all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd., to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd.; (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corporation (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc., to Ericsson; (ix) the sale of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson; (x) the sale of substantially all of the Guangdong-Nortel Telecommunications Equipment Co. Ltd. (GDNT) assets to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, Ericsson China); and (xi) the sale of our remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively, the Consortium).

Divestiture Proceeds Received

As of September 30, 2011, of the approximately $7,730 in net proceeds generated through the completed sales of businesses, proceeds of approximately $7,726 had been received. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$638 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of our North American GSM business;

(g)	$33 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$149 from the sale of substantially all of our CVAS business;

(i)	$234 from the sale of NNL’s 50% plus one share interest in LGN;

(j)	$45 from the sale of substantially all of our MSS business;

(k)	$56 from the sale of substantially all of the GDNT assets (proceeds recorded in cash and cash equivalents);

(l)	$4,470 from the sale of our remaining patents and patent applications; and

(m)	$4 from the sale of various Nortel business assets.

As of September 30, 2011, $7,264 of proceeds received from divestitures is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in non-current restricted cash and cash equivalents, all of which is currently reported in NNL solely for financial reporting purposes (including with respect to any gain recorded on such divestitures). The difference between the net proceeds received and the amount in escrow at September 30, 2011 is as a result of amounts that, from time to time, have been distributed, with the consent of each of the Debtors’ estates and court approvals, as applicable, from the escrow accounts to satisfy: 1) various obligations arising from the divestitures, whether through payments to third party vendors, or to reimburse the Debtors or non-consolidated subsidiaries for costs incurred, or 2) payments to the Debtors or non-consolidated subsidiaries related to settlements reached in respect of agreements involving proceeds allocation. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in the accompanying unaudited condensed consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (IFSA) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in the accompanying unaudited condensed consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of September 30, 2011, a further $100 in the aggregate was expected to be received in connection with the divestitures of substantially all of our CDMA business and LTE Access assets, the assets of our Optical Networking and Carrier Ethernet businesses, substantially all of our global GSM/GSM-R and CVAS businesses, and substantially all of the assets of our MSS business, subject to the satisfaction of various performance conditions in connection with the Transition Services Agreements (TSAs). Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities, including the U.S. and EMEA subsidiaries, is ultimately determined.

Transition Services Agreements

As previously reported, we entered into TSAs in connection with certain of the business divestitures where we are contractually obligated to provide transition services to certain purchasers of our businesses, such as IT, order management, supply chain, service and technical support, finance and certain back office services. We receive income from the TSAs, which is reported in our statements of operations under “Billings under transition services agreements”. As of the end of the third quarter of 2011, we have completed substantially all of our obligations under the TSAs. As well, we entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is now expected to be completed no later than December 31, 2011.

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

On October 6, 2011, the Canadian Court approved a methodology and procedure for compensation related claims in Canada. A bar date of January 6, 2012 for such claims was set. Approximately 16,000 of the Canadian Debtors employees, former employees, pensioners and survivors including long-term disability (LTD) beneficiaries, may have employment-related claims, with a total value of such claims currently estimated to be approximately CAD$1.06 billion (see note 10 in the accompanying unaudited condensed consolidated financial statements). The order includes a methodology based upon categories of employees for the calculation of compensation claims, as well as a streamlined process, to address such claims and intended to provide a fair, reasonable, efficient and orderly process beneficial to both employees and the Canadian Debtors. The methodology was agreed upon after extensive discussions among the Canadian Debtors, the court appointed Monitor under the CCAA Proceedings (the Canadian Monitor), former and continuing employees’ representative counsel, LTD beneficiaries’ representative counsel, Canadian Auto Workers’ (CAW) counsel and their respective actuarial and financial advisors.

The compensation claims are valued based on: (a) identified and agreed-upon benefits and agreed categories of claims, including post-retirement benefits; (b) agreed-upon actuarial assumptions and calculations, including with respect to income benefits, other benefits for LTD beneficiaries, post-retirement benefits and non-registered pension plan benefits and, with respect to adjustments relating to administrative costs and income tax, as applicable, agreed upon increase or “gross up” claim amounts; and (c) agreed-upon formulae relating to termination and severance pay claims. The order also calls for grievance claims, director compensation claims and indemnification claims that were excluded from prior claims processes of the Canadian Debtors.

For more information on the impact of the employee compensation claims on our restructuring plans, refer to notes 7 and 8 to the accompanying unaudited condensed consolidated financial statements.

Chapter 11 Proceedings

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and LTD benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. In anticipation that the U.S. Debtors will seek modification or termination of some or all of the U.S. retiree and LTD benefits at a later time, on June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S Trustee for the District of Delaware (U.S. Trustee) to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 21, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of LTD employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. LTD benefits. On August 2, 2011, the U.S. Trustee appointed the members of the committees.

On September 21, 2011, the U.S. Court established a claims bar date of November 15, 2011 for the filing of certain inter-company claims against the U.S. Debtors, which does not apply to the filing of inter-company claims by the Canadian Debtors, the entities subject the U.S. EMEA Claims Bar Date (defined below) and majority-owned direct and indirect subsidiaries of the U.S. Debtors. The November 15, 2011 claims bar date also applies to the filing of all indemnification and/or contribution claims of directors and officers who were directors and/or officers as of August 1, 2009 and whose claims arise from service to the U.S. Debtors or any of the U.S. Debtors’ non-debtor affiliates.

GSM/GSM-R Business

On March 31, 2010, we announced that we had completed the sale of substantially all of the assets of our global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The purchase price with respect to the sale to Kapsch was finalized in the fourth quarter of 2011 and resulted in a favorable working capital adjustment of $3.

CVAS Business

In connection with the dispute between the parties over the interpretation of a defined term in the asset sale agreement, we recorded a charge of $25 in the first quarter of 2011 as our best estimate of the probable amount payable to GENBAND based on settlement discussions which were ongoing among the parties. In August 2011, the settlement discussions resulted in the parties reaching agreement on a final purchase price of approximately $157, a difference of approximately $25 from the initial purchase price on closing of $182. This settlement was approved by the Canadian Court and the U.S. Court on August 23, 2011.

MSS Business

On March 11, 2011, we announced that we concluded the sale of substantially all of the assets of the MSS business to Ericsson for a purchase price of $65 in cash. In the nine months ended September 30, 2011, we recorded a downward price adjustment of approximately $12 related to working capital. We have recognized a gain on disposal of $40 in the nine months ended September 30, 2011.

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

Intellectual Property

On June 30, 2011, we announced that we, NNL and certain of our other subsidiaries, including NNI and Nortel Networks UK Limited (in administration) (NNUK), had concluded a successful auction with the Consortium emerging as the winning bidder for the sale of all of our remaining patents and patent applications for a cash purchase price of $4,500. In connection with the sale of the patents and patent applications, we received good faith deposits of $108, of which $54 was refunded to the unsuccessful bidders in the third quarter of 2011, and the balance was credited toward the purchase price paid on closing by the Consortium. Nortel also received additional proceeds of $18 related to the sale of NNL tax attributes to the Consortium, which have been included as part of cash and cash equivalents.

This sale included more than 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios. The extensive patent portfolio touches nearly every aspect of telecommunications and additional markets as well, including internet search and social networking.

On July 11, 2011, we, NNL, NNI and certain other subsidiaries obtained orders from the U.S. Court and the Canadian Court at a joint hearing approving the sale agreement. We concluded the sale on July 29, 2011. We have recognized a gain on disposal of $4,475 in the third quarter of 2011.

We have commenced a process, approved by the Canadian Court, to sell certain residual information technology (IT) assets primarily consisting of about 17 million Internet Protocol version 4 addresses, IT hardware assets including 700 servers, as well as the transfer of 150 employees of the Canadian Debtors that support our information technology infrastructure. Working together with the Canadian Monitor, our goal is to maximize the value of these residual IT assets in a timely manner. Any definitive sale agreement will require approval of the Canadian Court.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

On April 13, 2011, we announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of our various business and asset divestitures and other inter-estate matters, including inter-company claims, had ended without resolution of the matters in dispute. As previously announced, the Nortel entities that are in Creditor Protection Proceedings, as well as the Canadian Monitor, John Ray as Principal Officer of each of the U.S. Debtors (the U.S. Principal Officer), the Official Committee of Unsecured Creditors pursuant to Chapter 11 (the U.S. Creditors’ Committee or the UCC), a group purporting to hold substantial amounts of our publicly traded debt (the Bondholder Group) and certain other interested parties, had entered into a confidential, non-binding mediation in an attempt to reach a consensual settlement of all material outstanding inter-estate matters. Mediation sessions were first held in November 2010 and again in April 2011. In light of the unsuccessful conclusion of the mediation process, we announced that delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and that such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

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

As previously reported, the Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered

Accountants (in Ireland) appointed as joint administrators with respect to the EMEA Debtor in Ireland and representatives of Ernst & Young LLP appointed as joint administrators for the other EMEA Debtors (collectively, the U.K. Administrators), on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds distribution to unsecured creditors of the Canadian Debtors. We are currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. Of the EMEA Claims quantified, they total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (the U.K. Pension Claim). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

As previously reported, on September 30, 2009, the EMEA Debtors and certain of their affiliates (collectively the EMEA Claimants) filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On May 10, 2011, the U.S. Court entered an order requiring the EMEA Claimants to file more definite statements of their previously-filed claims, and to file any other pre-petition claims against the U.S. Debtors, by June 1, 2011, absent which any of their pre-petition claims would be disallowed. The deadline for filing amended proofs of claim was later extended on request of certain of the EMEA Claimants to June 3, 2011 (U.S. EMEA Claims Bar Date). The EMEA Claimants filed thirty-eight amended proofs of claim on June 3, 2011. The remaining proofs of claim that had been filed by the EMEA Claimants and were not timely amended have been disallowed and expunged pursuant to the terms of the U.S. Court’s May 10, 2011 order.

On July 15 and 22, 2011, the U.S. Debtors and the UCC filed joint objections and motions to dismiss the claims of NNUK, NNSA and Nortel Networks (Ireland) Limited and the French Liquidator. On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for these motions. The order also requested the Mediator to consider postponing the mediation discussed above until after this hearing and the U.S. Court’s decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he will postpone the initial procedural meeting to a date to be determined after the U.S. Court releases its decision. The U.S. Court heard the motions on October 14, 2011 and has reserved judgment.

Environmental Remediation Sites

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. We brought the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, NNL entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of NNL’s environmental risk related tasks at that site. The Ministry of the Environment (the MOE) has made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders are in breach of the CCAA stay. A decision on that motion is pending. To date, the MOE has not sought to enforce the remediation orders while the Canadian Court’s decision is outstanding and NNL has continued to undertake environmental risk assessments and remediation related tasks at those sites.

Other Developments

As previously reported, beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits were consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee (the U.S. District Court). This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleged, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. As a result of the Creditor Protection Proceedings, on September 25, 2009, the U.S. District Court ordered the case administratively closed. The parties to the action agreed to a final form of Stipulation of Settlement (the Stipulation) whereby the defendants’ will cause their underwriter, Chubb Insurance Company of Canada (Chubb), to pay $21.5 into an escrow account on behalf of the defendants as full and final settlement of the action and in consideration for the releases and discharges provided under the Stipulation. Such settlement amount will be distributed in accordance with the terms of the Stipulation. In a side agreement, NNC, NNL, NNI and Chubb stipulated that existing claims filed by Chubb in the Creditor Protection Proceedings in Canada and in the U.S. will be reduced and allowed as general unsecured claims upon deposit by Chubb of the final settlement payments. The Stipulation and the side agreement were approved by the Canadian Court and the U.S. Court. The U.S. District Court has also granted preliminary approval of the Stipulation and has scheduled a fairness hearing for final approval for January 11, 2012. We have recorded a provision to reflect our best estimate of an allowed claim amount.

On November 1, 2011, NNL announced that in light of its ongoing Creditor Protection Proceedings and the other factors mentioned, NNL will not be following the notification procedures set out in the provisions attaching to its Cumulative Redeemable Class A Preferred Shares Series 5 (“Series 5 Preferred Shares”) in connection with the right of holders of Series 5 Preferred Shares to elect to convert such shares, on December 1, 2011, into Cumulative Redeemable Class A Preferred Shares Series 6 (“Series 6 Preferred Shares”), nor will a fixed dividend rate be set for purposes of the dividend rights attaching to the Series 6 Preferred Shares (none of which are currently outstanding). The principal distinction between the Series 5 Preferred Shares and Series 6 Preferred Shares, aside from their conversion rights, is that the former provide for floating adjustable dividends while the latter provide for fixed dividends, in either case, as and when declared payable by NNL’s board of directors. NNL suspended the declaration of all dividends on its preferred shares in November 2008 and currently is not lawfully able to declare or pay dividends on its preferred shares, nor does it expect to resume the declaration or payment of dividends on its preferred shares at any time in the future. Further, as previously announced, NNL does not expect that holders of its preferred shares (of any series) will receive any value from the Creditor Protection Proceedings and expects that these proceedings will result in the cancellation of such shares.

Basis of Presentation and Going Concern Considerations

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that we will continue as a going concern.

After consideration of the guidance available in FASB ASC 810 “Consolidation” (ASC 810) and ASC 852, the accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010 have been presented on the following basis with respect to our subsidiaries:

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

As previously reported, in the course of preparing our first quarter 2011 financial statements, we became aware of certain NNL contractual guarantees provided in connection with real estate leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries that were not recognized at fair value upon the respective deconsolidation dates of these subsidiaries. See note 2 of the accompanying unaudited condensed consolidated financial statements for further information on the correction of these immaterial errors related to the applicable periods.

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

Results of Operations — Continuing Operations

Revenues

Revenues in the third quarter of 2011 were $3 as compared to $85 in the third quarter of 2010 representing a decrease of $82. Revenues in the first nine months of 2011 were $24 as compared to $592 in the first nine months of 2010 representing a decrease of $568.

Revenues in the third quarter and first nine months of 2011 have been significantly impacted by the divestitures of all of our businesses, in particular the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010 when comparing the third quarter and first nine months of 2011 to the same periods in 2010. The decrease in revenues was further impacted by the deconsolidation of the U.S. Subsidiaries at the beginning of the fourth quarter of 2010.

Gross Margin

Gross loss was $6 for the three months ended September 30, 2011 compared to gross loss of $3 for the three months ended September 30, 2010. Gross loss was nil for the nine months ended September 30, 2011 compared to gross profit of $100 for the nine months ended September 30, 2010.

Remaining costs of revenues relate primarily to costs to deliver the remaining TSA activities. Given the minimal revenue, we no longer consider gross margin to be a meaningful measure.

SG&A and R&D Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
SG&A expense	$28	$108	$(80)	(74)	$119	$409	$(290)	(71)
R&D expense	—	3	(3)	(100)	—	106	(106)	(100)

Selling, General and Administrative (SG&A) expense decreased to $28 in the third quarter of 2011 from $108 in the third quarter of 2010, a decrease of $80 or 74%. SG&A expense decreased to $119 in the first nine months of 2011 from $409 in the first nine months of 2010, a decrease of $290 or 71%. The decrease in SG&A expense was due to the business divestitures and the deconsolidation of the U.S. Subsidiaries noted above. Due to the divestiture of all of our businesses, we no longer invest in research and development (R&D). As a result, our R&D expense was nil in the first nine months of 2011 and is expected to remain at nil for the remainder of the Canadian Protection Proceedings.

Pre-Petition Date Cost Reduction Plans

During the third quarter of 2011, Nortel filed a motion with the Canadian Court to approve a methodology that includes, among other matters, an amount for employees’ severance claims. The motion was approved on October 6, 2011. The workforce provision was adjusted to reflect the severance claims amount under the approved methodology. In the third quarter of 2011, recoveries related to restructuring plans were $2 as compared to nil in the third quarter of 2010. In the first nine months of 2011, recoveries related to restructuring plans were $2 as compared to $5 in the first nine months of 2010.

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

Post-Petition Date Cost Reduction Activities

In connection with the Creditor Protection Proceedings, we have commenced certain workforce and other cost reduction activities and will undertake further workforce and cost reduction activities during this process. During the third quarter of 2011, Nortel filed a motion with the Canadian Court to approve a methodology that includes, among other matters, an amount for employees’ severance claims. The motion was approved on October 6, 2011. The workforce provision was adjusted to reflect the severance claims amount under the approved methodology. The actions related to these activities are expected to occur as they are identified. The following current estimated charges are based upon accruals made in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP). The current estimated total charges to earnings and cash outlays are subject to change as a result of our ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claims or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

For the three and nine months ended September 30, 2011, approximately $2 and $13, respectively, of charges relating to the net workforce reduction of 55 and 400 positions, respectively, were incurred. During the third quarter of 2011, approximately $81 was recorded in relation to the Canadian severance claim adjustment noted above. As of September 30, 2011, our workforce reduction provision balances were approximately $130, of which $129 were classified as subject to compromise. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post-Petition Date cost reduction plan.

The following table sets forth charges by caption in the statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$1	$1	$4	$12
SG&A	1	4	7	17
R&D	—	1	—	8
Other	81	—	83	—

Total workforce reduction charge	$83	$6	$94	$37

Other Cost Reduction Activities

During the three and nine months ended September 30, 2011, there were no charges related to Nortel’s real estate cost reduction activities. As of September 30, 2011, our real estate and other cost reduction balances were approximately $6, which are classified as liabilities subject to compromise.

During the three and nine months ended September 30, 2010, our real estate related cost reduction activities resulted in charges of $2 and $8, respectively, which were recorded against SG&A and reorganization items. During the three and nine months ended September 30, 2010, we recorded an impairment of nil and $11, respectively, and we recorded additional charges of nil and $13, respectively, to reorganization items for lease repudiation and other contract settlements.

Other Operating (Income) Expense — Net

The components of other operating income — net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Royalty license income - net	$—	$(3)	$(1)	$(9)
Litigation charges - net	—	1	—	5
Billings under TSAs	(6)	(93)	(50)	(241)
Other - net	—	1	2	(5)

Other operating income - net	$(6)	$(94)	$(49)	$(250)

In the third quarter and first nine months of 2011, other operating income — net was $6 and $49, respectively, due primarily to billings related to TSAs entered into in connection with our various divestitures. We are not expecting ongoing billings related to TSAs in future quarters due to the substantial completion of all such agreements.

In the third quarter of 2010, other operating income — net was $94 due primarily to billings related to TSAs with Ericsson and Avaya of $93, royalty income of $3, partially offset by litigation settlement charges of $1 and other — net of $1. In the first nine months of 2010, other operating income — net was $250 due primarily to billings related to TSAs with Ericsson and Avaya of $241, royalty income of $9, and other — net of $5, partially offset by litigation settlement charges of $5.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gain (loss) on sale and impairment of investments	$—	$(1)	$1	$7
Rental income	1	21	3	50
Currency exchange loss - net	(45)	(44)	(49)	(44)
Other - net	(10)	6	(16)	1

Other income (expense) - net	$(54)	$(18)	$(61)	$14

In the third quarter of 2011, other income (expense) — net was a net expense of $54, primarily comprised of currency exchange loss of $45 due to the weakening of the Canadian Dollar against the U.S. Dollar and other-net of $10. In the third quarter of 2010, other income (expense) — net was a net expense of $18, primarily due to currency exchange loss of $44 due to the weakening of the Canadian Dollar against the U.S. Dollar, partially offset by rental income of $21, and other net of $6.

In the first nine months of 2011, other income (expense) — net was a net expense of $61, primarily comprised of currency exchange loss of $49, and other net of $16, partially offset by rental income of $3. In the first nine months of 2010, other income (expense) — net was income of $14, primarily due to rental income of $50 and gain on sale and impairment of investments of $7, partially offset by currency exchange loss of $44.

Interest Expense

Interest expense remained relatively consistent in the third quarter and first nine months of 2011 compared to the third quarter and first nine months of 2010. We have continued to accrue for interest expense in the third quarter of 2011 of $83 and in the first nine months of 2011 of $242 in our normal course of operations related to debt issued by NNC or NNL in Canada until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Professional fees (a)	$(18)	$(47)	$(57)	$(133)
Interest income (b)	4	3	10	10
Lease repudiation (c)	—	—	—	(3)
Employee incentive plans (d)	(4)	(10)	(17)	(31)
Employee severance related claims (e)	(79)	—	(79)	—
Pension, post-retirement and post-employment plans (f)	(100)	(451)	(86)	(443)
NNUK pension guarantee (g)	—	—	—	(634)
Gain (loss) on divestitures (h)	8	(25)	64	840
Gain on IP sale (h)	4,475	—	4,475	—
Gain (loss) on liquidation of subsidiaries (i)	(1)	—	(1)	(74)
EMEA deconsolidation adjustment (j)	—	—	—	(763)
Gain (loss) on impairment or sale of stranded assets (k)	1	(4)	1	(142)
Settlements (l)	—	—	—	(2)
Lease guarantees (m)	—	—	—	(68)
Distribution to non-Canadian estates (n)	(59)	—	(59)	—
Other (o)	(3)	5	(11)	(45)

Total reorganization items - net	$4,224	$(529)	$4,240	$(1,488)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	We have rejected a number of leases, resulting in the recognition of non-cash gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to valuation of employee severance claims. See notes 7 and 8 to the accompanying unaudited condensed consolidated financial statements.
(f)	Includes amounts related to the Settlement Agreement, the termination of the Nortel Networks Supplementary Executive Retirement Plan (SERP) defined benefit plan, and claims related to post-employment and post-retirement plans. See note 10 to the accompanying unaudited condensed consolidated financial statements for more information.
(g)	Relates to the NNUK pension guarantee. See note 11 to the accompanying unaudited condensed consolidated financial statements for further information.
(h)	Relates to the gains on various divestitures. See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(i)	Relates to deconsolidation of certain subsidiaries in connection with the Creditor Protection Proceedings. See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(j)	Relates to the charge due to the deconsolidation of the EMEA Subsidiaries and the application of the cost method of accounting. See note 1 to the accompanying unaudited condensed consolidated financial statements for further information.
(k)	Relates to impairment of certain long-lived assets.
(l)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities.
(m)	Relates to the estimated fair value under ASC460 of NNL’s guarantees of lease obligations in respect of leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries. See notes 1 and note 11 to the accompanying unaudited condensed consolidated financial statements for further information.
(n)	Relates to certain distributions made to non-Canadian debtors in the course of the Creditor Protection Proceedings. See note 2.
(o)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Income Tax Expense

During the nine months ended September 30, 2011, Nortel recorded a tax expense of $7 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $3,866. The tax expense of $7 is comprised of $2 resulting from taxes on earnings in Asia, $9 due to the accrual of the deferred tax liabilities associated with the expected withholding taxes relating to investments in CALA and Asia, $2 of other taxes including withholding taxes, offset by recoveries of $4 relating to changes in uncertain tax positions and $2 resulting from provisions to actual tax adjustments to prior year balances.

During the nine months ended September 30, 2010, Nortel recorded a tax recovery of $37 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $1,869. The tax recovery of $37 is largely comprised of $10 of income taxes on current year earnings in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $9 and the reversal of previously accrued income taxes and interest of $38.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the nine months ended September 30, 2011 and 2010, the amount of tax recovery allocated to continuing operations and tax expense allocated to discontinued operations as a result of income from discontinued operations being offset by losses from continuing operations was nil and $7 respectively.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at September 30, 2011 for all jurisdictions. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — EMEA Subsidiaries

As discussed above, the EMEA Subsidiaries were accounted for under the equity method of accounting from the Petition Date through May 31, 2010 and are accounted for under the cost method of accounting beginning June 1, 2010. Therefore, no results for EMEA Subsidiaries are reported in our accompanying unaudited condensed consolidated financial statements for the third quarter and first nine months of 2011 and the third quarter of 2010. Equity in net loss of EMEA Subsidiaries for the nine months ended September 30, 2010 only includes the results of EMEA Subsidiaries through May 31, 2010. Equity in net loss of EMEA Subsidiaries was a loss of $50 for the first nine months of 2010, and the following discussion relates to the key components comprising the EMEA Subsidiaries’ net loss.

Revenues in the first nine months of 2010 up to May 31, 2010 were $243, excluding $4 in discontinued operations, comprised primarily of $222 in EMEA.

Gross profit was $49 and gross margin was 19.8% for the first nine months of 2010.

SG&A and R&D expenses were $116 and $8, respectively, for the first nine months of 2010.

Reorganization items net were $13 for the first nine months of 2010. The primary drivers were charges for professional fees of $39, employee incentive plans of $9 and settlements of $3 partially offset by gain on divestitures of $28 and other of $8.

Results of Operations — Discontinued Operations

We completed the sale of substantially all of the assets of the ES business globally, including the shares of DiamondWare, Ltd. and NGS in the fourth quarter of 2009. NNL completed the sale of its 50% plus one share interest in LGN in the second quarter of 2010. The related ES, NGS and LGN financial results of operations have been classified as discontinued operations for all periods presented.

ES

Earnings (loss) from discontinued operations, net of taxes, for the third quarter of 2011 was nil. Loss from discontinued operations, net of taxes, for the first nine months of 2011 was $1 primarily attributable to reorganization items.

Loss from discontinued operations, net of taxes, for the third quarter of 2010 was $5. Revenues for the third quarter of 2010 were nil with a negative gross profit of $1 related to the residual business not transferred to Avaya. Additionally, ES incurred SG&A expense of $1. Loss from discontinued operations, net of taxes, for the first nine months of 2010 was $14. Revenues for the first nine months of 2010 were $11 with a negative gross profit of $2 related to the residual business not transferred to Avaya. Additionally, in the first nine months of 2010, ES incurred SG&A expense of $10.

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

Liquidity and Capital Resources

Overview

As of September 30, 2011, our cash and cash equivalents balance was $792.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of September 30, 2011: $208 in Asia, $295 in Canada, $49 in CALA, $172 in joint ventures (including GDNT), $62 in China and $6 in EMEA. These amounts exclude restricted cash of $7,608, comprised of $7,601 accounted for in NNL and $7 in Asia. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received” for further information regarding NNL restricted cash in Canada. Cash balances related to the EMEA Subsidiaries and the U.S. Subsidiaries are no longer included in our consolidated cash balance as a result of the previously reported changes to cost accounting.

As of September 30, 2011, approximately $7,730 in net proceeds has been generated through the completed sales of businesses of which approximately $7,726 have been received as of September 30, 2011. As of September 30, 2011, $7,264 of the divestiture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash. As of September 30, 2011, a further $100 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

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

Since the Petition Date, we have generally maintained use of our cash management system and consequently have minimized disruption to our operations pursuant to various court approvals and agreements obtained or entered into in connection with the Creditor Protection Proceedings. We continue, to the extent necessary, to conduct ordinary course trade transactions between the Debtors and Nortel companies that are not included in the Creditor Protection Proceedings. The Canadian Debtors and the U.S. Debtors have also each entered into agreements with the EMEA Debtors governing the settlement of certain intercompany accounts, including for the purchase of goods and services. The terms of these agreements were last extended to May 31, 2010. Ongoing day-to-day trade of goods and services and settlement of post-filing intercompany accounts, to the extent still necessary, continues in the normal course. During the pendency of the Creditor Protection Proceedings we generally have not and do not expect to make payments to satisfy any of the interest obligations of the Debtors.

Historically, we have relied upon additional cash management provisions including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs. In particular, the Canadian Debtors allocated profits, losses and certain costs among the corporate group through transfer pricing agreement payments (TPA Payments). Other than one $30 payment made by NNI to NNL in 2009 in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments had been suspended since the Petition Date and, as a result, NNL’s cash flows have been significantly impacted. The Canadian Debtors, the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA, which acceded to the IFSA on September 11, 2009), entered into the IFSA dated June 9, 2009 under which NNI has paid $157 to NNL, in four installments during 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. In addition, TPA arrangements between the Canadian Debtors and all other subsidiaries ceased retroactively to January 2010 through an agreement between the parties as a result of wind-down of operations.

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

We have established certain cash collateralized facilities in certain jurisdictions including Canada and the U.S. to support our bonding needs. These other facilities can be used as an alternative to the EDC Support Facility. Approximately $10 of cash collateral has been posted by Nortel in support of non-EDC performance bonds and letter of credit facilities.

To enable certain Nortel subsidiaries (the APAC Agreement Subsidiaries) in the APAC region to preserve their assets and businesses, the Debtors entered into the Asia Restructuring Agreement (the APAC Agreement). Under the APAC Agreement, the Pre-Petition Intercompany Debt of the APAC Agreement Subsidiaries was restructured to subordinate a portion of their debt. Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the Pre-Petition Intercompany Debt. The Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $35, $35 and $28, respectively, in aggregate in respect of the APAC Agreement. A further portion of the Pre-Petition Intercompany Debt will be repayable from time to time only to the extent of such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions.

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

Our current cash management system and consolidated cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and may be impacted by the Creditor Protection Proceedings. The U.S. Principal Officer and the U.K. Administrators oversee the cash management system in their respective jurisdictions and those amounts are not included in Nortel’s consolidated balance sheet as of September 30, 2011. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund and wind down our operations; (iii) cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the Debtors will be able to access proceeds in a timely manner from the divestitures as allocation of proceeds from the divestitures of our businesses and assets remains unresolved.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $15 during the first nine months of 2011 to $792, primarily due to cash flows attributable to discontinued operations, loss of cash due to deconsolidation of U.S. Subsidiaries and the net cash used in continuing operations.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of September 30, 2011 and 2010:

	For the Nine Months Ended September 30,
	2011	2010	Change
Net earnings (loss) attributable to NNC	$3,840	$(1,866)	$5,706
Net (earnings) loss from discontinued operations, net of tax	1	(28)	29
Non-cash items	(4,184)	1,963	(6,147)
Change in operating assets and liabilities	132	129	3

Net cash from (used in) operating activities of continuing operations	(211)	198	(409)
Net cash used in operating activities of discontinued operations	—	(377)	377

Net cash from (used in) operating activities	(211)	(179)	(32)
Net cash from (used in) investing activities of continuing operations	210	(221)	431
Net cash from investing activities of discontinued operations	—	203	(203)

Net cash from (used in) investing activities	210	(18)	228
Net cash used in financing activities of continuing operations	(2)	(23)	21
Net cash used in financing activities of discontinued operations	—	(77)	77

Net cash used in financing activities	(2)	(100)	98
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	11	(23)
Reduction of cash and cash equivalents of deconsolidated entities	—	(26)	26

Net decrease in cash and cash equivalents of continuing operations	(15)	(61)	46
Net increase decrease in cash and cash equivalents of discontinued operations	—	(251)	251

Net increase decrease in cash and cash equivalents	(15)	(312)	297
Cash and cash equivalents at beginning of period	807	1,998	(1,191)
Cash and cash equivalents at end of period	792	1,686	(894)
Less: Cash and cash equivalents of discontinued operations at end of period	—	—	—

Cash and cash equivalents of continuing operations at end of period	$792	$1,686	$(894)

Operating Activities

In the first nine months of 2011, our net cash used in operating activities of $211 resulted from use of cash of $4,184 from non-cash items, partially offset by net earnings attributable to NNC of $3,840, net loss from discontinued operations of $1, and changes in operating assets and liabilities of $132. Net cash from changes in operating assets and liabilities was mainly due to the decrease in accounts receivable of $57, the change in other of $100, change in payroll, contractual and accrued liabilities of $37 and the increase in deferred cost of $4, partially offset by the increase in accounts payable of $44, the change in deferred revenue of $9 and the increase in advanced billings and income taxes payable of $5 and $8, respectively. The primary non-cash items were $4,312 in reorganization items under ASC 852, partially offset by other of $32, pension and other accruals of $42, amortization and depreciation of $27, earnings attributable to non-controlling interests of $18, and deferred income taxes of $9.

In the first nine months of 2010, our net cash used in operating activities of $179 resulted from net loss attributable to NNC of $1,866, earnings of $28 attributable to discontinued operations, and cash used in discontinued operations of $377, partially offset by cash from changes in operating assets and liabilities of $129, and non-cash items of $1,963. The net cash from changes in operating assets and liabilities was mainly due to the reduction of accounts receivable of $281, change in inventory and deferred cost of $36 and $20, respectively, change in payroll, accrued and contractual liabilities of $44, and the change in deferred revenues of $3, partially offset by the decrease in accounts payable of $59, change in income taxes of $73, change in advanced billings of $77, change in restructuring liabilities of $19, and change in other operating assets and liabilities of $27. The primary additions to our net loss for non-cash items were $50 equity in net loss of EMEA Subsidiaries, pension and other accruals of $83, amortization and depreciation of $51, other net of $424, which includes funding from discontinued operations, and reorganization items under ASC 852 of $1,347.

Investing Activities

In the first nine months of 2011, net cash from investing activities was $210 primarily due to proceeds related to sale of businesses and assets of $4,598, partially offset by an increase in restricted cash and cash equivalents of $4,388.

In the first nine months of 2010, net cash used in investing activities was $18 primarily due to an increase in restricted cash and cash equivalents of $1,221, and expenditures for plant and equipment of $8, partially offset by proceeds related to sale of businesses and assets of $987, a decrease in short term and long term investments of $24 and net cash provided by discontinued operations of $203.

Financing Activities

In the first nine months of 2011, cash used in financing activities was $2, primarily due to dividends paid by subsidiaries to noncontrolling interests.

In the first nine months of 2010, cash used in financing activities was $100, primarily due to dividends paid by subsidiaries to noncontrolling interests of $19, net decrease in capital leases payable of $4, and net cash used in discontinued operations of $77.

Other Items

In the first nine months of 2011, our cash position was negatively impacted by $12 due to the unfavorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar against the U.S. Dollar.

In the first nine months of 2010, our cash position was positively impacted by $11 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar, the Euro and the British Pound against the U.S. Dollar.

Fair Value Measurements

The assets within our defined benefit pension plans are valued using fair value measurements. We utilize observable (Level 1 and Level 2) inputs in determining the fair value of the assets. See note 12 to the accompanying unaudited condensed consolidated financial statements for additional information.

Future Uses of Liquidity

The matters described below, to the extent that they relate to future events or expectations, may be significantly affected by our Creditor Protection Proceedings. Those proceedings will involve, or may result in, various restrictions on our activities and/or the need to obtain third party approvals for various matters.

Our cash requirements for the 12 months commencing October 1, 2011 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $89; and

•	costs related to workforce reductions and real estate actions totaling approximately $4.

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

The following table provides information related to these types of bonds as of:

	September 30, 2011	December 31, 2010
Bid and performance-related bonds (a)	$7	$26
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$7	$26

(a)	Net of restricted cash and cash equivalent amounts of $8 and $5 as of September 30, 2011 and December 31, 2010, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $3 and $15 as of September 30, 2011 and December 31, 2010, respectively.

Application of Critical Accounting Policies and Estimates

Our accompanying unaudited condensed consolidated financial statements are based on the selection and application of U.S. GAAP, which require us to make significant estimates and assumptions. We believe that the following accounting policies and estimates may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates: income taxes, pension and post-retirement benefits, and Creditor Protection Proceedings.

We have discussed the application of these critical accounting policies and estimates with the audit committee of our board of directors.

Income Taxes

As of December 31, 2010, Nortel’s net deferred tax assets were nil. As of September 30, 2011, the net deferred tax liabilities were $9. The change of $9 resulted from the accrual of the deferred tax liabilities associated with the expected withholding taxes relating to investments in CALA and Asia. Our deferred tax assets are mainly comprised of net operating loss carryforwards, realized and unrealized capital loss carryforwards, tax credit carryforwards, outside basis differences and deductible temporary differences, which are primarily available to reduce future income taxes payable in Canada. During the third quarter of 2011, Nortel concluded the successful auction of Nortel’s remaining patent portfolio and closed this transaction on July 29, 2011, which resulted in a gain of $4,475 in the third quarter of 2011. The estimated tax impact in Canada resulted in a reduction of the gross deferred tax asset offset with a reduction in valuation allowance. There is significant uncertainty concerning the forecasted income or loss for 2012 and beyond and the uncertainty concerning the estimated final proceeds allocation by jurisdiction, and thus this significant negative evidence outweighs any positive evidence that may exist and Nortel believes that it is still appropriate to maintain a full valuation allowance in all jurisdictions.

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

Tax Contingencies

The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $11 as of September 30, 2011, of which nil is included in liabilities subject to compromise.

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

Pension and Post-retirement Benefits

We maintain various retirement programs, one or more of which covers substantially all of our employees, which consist of defined benefit, defined contribution and investment plans. In the three and nine months ended September 30, 2011, we contributed $0.3 and $1.5, respectively, to employees’ investment plans. In the first nine months of 2011, we also made payments of $2 in relation to its post-retirement obligation for expenses incurred prior to December 31, 2010. All other retirement plans have been closed to new contributions or formally terminated.

We are still formally the sponsor of defined benefit pension arrangements, for which administration duties have been transferred to Morneau Sobeco Limited Partnership as of September 30, 2010, pursuant to a Settlement Agreement with former and disabled Canadian employee representatives. Under this agreement, our post-retirement and post-employment plans were terminated on December 31, 2010, and pension contributions were halted on September 30, 2010. Accordingly, no funding is expected for any of these arrangements in 2011. Further to this agreement, under separate Canadian Court orders, we made advance payments of $26 in the first nine months of 2011 to some beneficiaries in liquidating the Canadian Health and Welfare Trust as advance payment of their estimated claims against the Canadian Debtors.

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

On October 6, 2011, the Canadian Court approved a methodology and procedure for compensation related claims in Canada. As a result, in the third quarter of 2011, Nortel adjusted the recorded obligations to reflect the approved methodology for pension plans other than the defined benefit plan, but including post-retirement and post-employment plans. An adjustment of $101 was recorded to adjust the respective obligations with the expense recorded in reorganization items. For more information on the compensation claims motion, see “Developments in Creditor Protection Proceedings” section of this report.

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the U.K. Pension Protection Fund against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) at £2,100 or $3,300 as of January 2009. Since that date, the U.K. Pension regulator has made several attempts through courts in Canada to allow collection of this amount outside of Nortel’s stay under CCAA Proceedings, which have all been denied by the Canadian Courts. See note 18 to the accompanying unaudited condensed consolidated financial statements for further information. We are of the view that any decision made in the U.K. courts would not result in any additional liability given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Our current best estimate of the expected allowed claim for this guarantee is £334, or $521 at September 30, 2011. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 10 to the accompanying unaudited condensed consolidated financial statements.

Creditor Protection Proceedings

Of the $7,726 in proceeds received from divestitures as of September 30, 2011, $7,264 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

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

Outstanding Share Data

As of November 4, 2011, we had 498,206,366 NNC common shares outstanding.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: obtain required approvals and successfully consummate remaining divestitures; ability to satisfy transition services agreement obligations in connection with the divestiture of operations; successfully conclude ongoing discussions for the sale of our remaining assets; develop, obtain required approvals for, and implement a court-approved plan; allocation of the sale proceeds of our businesses among the various Nortel entities participating in these sales may take considerable time to resolve; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; generate cash from operations and maintain adequate cash on hand in each of our jurisdictions to fund operations within the jurisdiction during the Creditor Protection Proceedings; obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, or other third parties; our ability to sell assets to satisfy claims against us; realize full or fair value for any assets or business that are divested; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; operate effectively, and in consultation with the Canadian Monitor, the U.S. Creditors’ Committee and the U.S. Principal Officer, work effectively with the U.K. Administrators, French Administrator, French Liquidator and Israeli Administrators in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings; retain and incentivize key employees; retain, or if necessary, replace suppliers on acceptable terms and avoid disruptions in our supply chain regarding our remaining stranded contracts; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be ascribed pursuant to any court-approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our business including: fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; and our potential inability to maintain an effective risk management strategy. For additional information with respect to certain of these and other factors, see the “Risk Factors” section of the 2010 Annual Report. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4.	Controls and Procedures

Capitalized terms used in this Item 4 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO) John M. Doolittle, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at September 30, 2011. Based on this evaluation, management, including the CFO, have concluded that our disclosure controls and procedures as at September 30, 2011 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. From 2009 through 2011, we completed several business and asset divestitures and streamlined our business infrastructure and implemented processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes materially affected our internal control over financial reporting throughout 2009 and 2010 and into 2011 or are reasonably likely to continue to materially affect our internal control over financial reporting. In the third quarter of 2011, we continued to streamline our business infrastructure mainly in response to the completion of the TSA obligations. Management continues to take actions necessary to address the resources, processes and controls related to these changes, and to take any remaining actions pertaining to the realignment of certain work between the Canadian Debtors and U.S. Debtors as part of the separation of various corporate functions, while maintaining effective control over financial reporting. Additional process changes may be necessary in the future.

PART II

OTHER INFORMATION

Capitalized terms used in this Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 1.	Legal Proceedings

There have been no material developments in our material legal proceedings as previously reported in our 2010 Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. For additional discussion of other material legal proceedings, see “Contingencies” in note 18 of the accompanying unaudited condensed consolidated financial statements.

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

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the three-month period ended September 30, 2011, no NNC common shares were issued in accordance with the settlement. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

31	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS CORPORATION

(Registrant)

Chief Financial Officer	Chief Accounting Officer

/S/ JOHN M. DOOLITTLE	/S/ CLARKE GLASPELL
John M. Doolittle	Clarke Glaspell
Senior Vice-President, Corporate Services and Chief Financial Officer	Controller

Date: November 10, 2011