Form 10-K
period 2011-12-31
NORTEL NETWORKS CORP
filed 2012-03-08
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

On February 29, 2012, 498,206,366 common shares of Nortel Networks Corporation were issued and outstanding. Non-affiliates of the registrant held 498,203,066 common shares having an aggregate market value of $24,910,153 based upon the last sale price on the Pink Sheets Electronic Quotation Service on June 30, 2011, of $0.05 per share; for purposes of this calculation, shares held by directors and executive officers have been excluded.

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

In June 2009, we determined that selling our businesses was the best path forward. We have sold all of our businesses as well as our remaining patents and patent applications. We are now focused on the sale of our remaining assets, the wind-down of our global operations and entities, ongoing cost reductions, the creditor claims process, and working toward conclusion of the Creditor Protection Proceedings.

We have our principal executive offices at 5945 Airport Road, Suite 360, Mississauga, Ontario, Canada L4V 1R9, (905) 863-7000. Our company was incorporated in Canada on March 7, 2000. Nortel Networks Limited (NNL), a Canadian company incorporated in 1914, is our principal operating subsidiary.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are available free of charge at www.nortel-canada.com (our website), as soon as reasonably practicable after providing them to the U.S. Securities and Exchange Commission (SEC). Our Code of Business Conduct is also available on our website, and any future amendments to it will be posted there. Any waiver of a requirement of our Code of Business Conduct, if granted by the boards of directors of NNC and NNL or their audit committees, will be posted on our website as required by law. Information contained on our website is not incorporated by reference into this or any such reports. The public may read and copy these reports at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549 (1-800-SEC-0330). Also, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding certain issuers including NNC and NNL, at www.sec.gov. We are not a foreign private issuer, as defined in Rule 3b-4 under the Securities Exchange Act of 1934, as amended (Exchange Act).

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

Creditor Protection Proceedings

“Debtors” as used herein means (i) us, together with NNL and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court), (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC), NNCI and certain other U.S. subsidiaries (U.S. Debtors) that filed voluntary petitions under Chapter 11 in the U.S. Court, and (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA), and certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv (EMEA Debtors). The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings and the Israeli Administration Proceedings are together referred to as the Creditor Protection Proceedings.

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

We have been and continue to be focused on maximizing value for the benefit of all our creditors. During the creditor protection process, our activities have been and continue to be closely monitored by the courts, the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group, the Canadian creditor committee and other creditor groups. We have worked with our advisors and stakeholders to conduct the sales of businesses and assets and other restructuring matters in a fair, efficient and responsible manner in order to maximize value for our creditors, and in almost all matters, resolution has been reached on a consensual basis.

We have completed divestitures of all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd. (Diamondware), to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd. (Hitachi); (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corporation (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); (viii) the sale of NNL’s 50% plus 1 share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc. (LGE), to Ericsson; (ix) the sale of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson; (x) the sale of substantially all of the Guangdong-Nortel Telecommunications Equipment Co. Ltd. (GDNT) assets to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, Ericsson China); (xi) the sale of our remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively, the Consortium); and (xii) the sale of a small number of our Internet Protocol version 4 addresses.

Approximately $7,730 in net proceeds have been generated and received through the completed sales of our businesses and patents and patent applications. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow and have been recorded by NNL until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Through the completed sales, we have preserved 16,000 jobs for our employees with the purchasers of these businesses and assets.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (NBS) was established in 2009 that provided global transitional services to purchasers of our businesses, in fulfillment of contractual obligations under transition services agreements (TSAs) entered into in connection with the sales of our businesses and assets. These services included maintenance of customer and network service levels during the integration process, and providing expertise and infrastructure in finance, supply chain management, information technology (IT), research and development (R&D), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of generally up to 24 months from the closing of the sales. NBS also focused on maximizing the recovery of our remaining accounts receivable, inventory and real estate assets, independent of the TSAs. As of December 31, 2011, we had completed substantially all of our obligations under the TSAs with respect to the business sales. As well, we entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is expected to be completed no later than March 31, 2012.

A core corporate group (Corporate Group) was also established in 2009 and continues to be focused on a number of key actions to maximize value for stakeholders, including the sale of remaining assets, wind down of global operations and entities, the creditor claims process, and working toward conclusion of the Creditor Protection Proceedings and any eventual distributions to creditors. The Corporate Group also continues to provide administrative and management support to our consolidated affiliates around the world while completing the orderly wind down of those remaining operations.

With the sale of all of our businesses, the interdependency between the debtor estates has diminished and is expected to continue to diminish, and thus the estates have worked toward finalizing separation of various corporate functions to allow each estate to be stand-alone. Extensive analysis and actions have been performed to segregate most of these functions such that the Canadian Debtors and the U.S. Debtors operate independently of one another. The debtor estates continue to work on implementing plans for the separation of IT functions and applications during the first half of 2012.

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

Consolidation and Reportable Segment

After consideration of the guidance available in FASB ASC 810 “Consolidation” (ASC 810) and ASC 852, the accompanying audited consolidated financial statements as of and for the years ended December 31, 2011 and 2010 have been presented on the following basis with respect to our subsidiaries:

•

the EMEA Debtors and their subsidiaries (collectively, the EMEA Subsidiaries) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. Debtors and their subsidiaries (collectively, the U.S. Subsidiaries) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

•

our other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied in 2008 prior to the commencement of Creditor Protection Proceedings with the exception of deconsolidated subsidiaries due to loss of control once deemed to be in liquidation proceedings.

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

We have completed the sales of all of our businesses. We continue to oversee and fulfill the residual contracts not transferred to the various buyers (stranded contracts). As a result, commencing with the first quarter of 2011, we have one reportable segment, as our chief operating decision maker reviews financial and operating results and makes decisions on that basis. Accordingly, we have amended previously reported financial information to conform to the change in reportable segments.

See “Executive Overview — Creditor Protection Proceedings — Significant Business and Other Divestitures” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for further information on the business and asset sales.

Sales and Distribution

Up until the sales of our businesses, our sales forces marketed and sold Nortel products and services to customers located in Canada, the U.S., CALA, EMEA and the Asia region. Our sales offices were aligned with customers on a country and regional basis. In addition, teams within the regional sales groups worked directly with top regional enterprises, and were also responsible for managing regional distribution channels. We also had decentralized marketing, product management and technical support teams for our business segments, dedicated to providing individual product line support to the respective global sales and support teams.

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

Sources and Availability of Materials

With regard to our stranded contracts and to the extent required by any remaining obligations under the TSAs, we continue to manage supply chain, including customer interfaces, customer service, order management, quality assurance, and network solutions integration, testing and fulfillment. We are generally able to obtain sufficient materials and components to meet the needs under our stranded contracts.

Research and Development

In the past, through internal R&D initiatives and external R&D partnerships, we invested in the development of technologies that we believed addressed customer needs to reduce operating and capital expenses, transition seamlessly to next-generation converged networks and deploy new services. This effort continued for each divested business until its sale, as we continued to develop technology critical to such business. As a result of the divestitures of all our businesses, we no longer invest in R&D and we expect our R&D expense to be nil for the remainder of the Creditor Protection Proceedings.

In some cases, we complemented our in-house R&D through strategic alliances, partners, and joint ventures with best-in-class companies and also continued to work with and contribute to leading research organizations, research networks and international consortia.

The following table shows our consolidated expenses for R&D in each of the past two fiscal years ended December 31:

	2011	2010
R&D expense (a)	$-	$107
R&D costs incurred on behalf of others(b)	-	6

Total	$-	$113

(a)

Excludes R&D expense of $8 related to EMEA Subsidiaries in 2010, and R&D expense for discontinued operations of $30 for 2010. In 2010, reflects R&D expense related to the U.S. Subsidiaries for the nine months ended September 30, 2010 only.

(b)

These costs include R&D charged to customers pursuant to contracts that provided for full recovery of the estimated cost of development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Intellectual Property

IP was fundamental to our business. Historically, we used IP rights to protect investments in R&D activities, strengthen leadership positions, protect our name, promote our brand name recognition, enhance competitiveness and otherwise support business goals. We generated, maintained, used and enforced a substantial portfolio of IP rights, including trademarks, and an extensive portfolio of patents covering significant innovations arising from our R&D activities. Profits and losses from our R&D efforts were allocated throughout Nortel pursuant to an intercompany arrangement where IP was generally owned by NNL and licensed to participating Nortel affiliates (ie NNI and certain EMEA Debtors) through exclusive and non-exclusive licenses. We had a small number of mutual patent cross-license agreements with several major companies that enable each party to operate with reduced risk of patent infringement claims. In addition, we had a small number of agreements granting licenses to certain of our patents and/or technology to third parties, and we license certain IP rights from third parties. We sold products primarily under the “Nortel” and “Nortel Networks” trademarks and trade names. We have registered the “Nortel” and “Nortel Networks” trademarks, and many of our other trademarks, in countries around the world. Through the various divestitures, we have granted field of use licenses to each of the divested entities. Further, we have assigned certain technologies, trademarks, and/or patents to each divested entity. On July 29, 2011, we concluded the sale of our remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation, for a cash purchase price of $4,500. This sale included more than 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios. The extensive patent portfolio touched nearly every aspect of telecommunications and additional markets as well, including internet search and social networking.

Employee Relations

On the Petition Date, we employed approximately 30,300 employees globally. Approximately 16,000 jobs for Nortel employees and employees of some of our joint ventures were preserved through the sales of our businesses. Also, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings have resulted in significant workforce reductions.

At December 31, 2011, we employed approximately 190 regular full-time employees, which includes employees in Canada and those employed by our consolidated subsidiaries, excluding employees employed by a U.S. subsidiary or an EMEA subsidiary. We also employ individuals on a regular part-time basis and on a temporary full or part-time time basis, and we engage the services of contractors as required.

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

Certain statements in this report contain words such as “could”, “expect”, “may”, “anticipate”, “will”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we operate. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important risks, uncertainties and assumptions, that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings have had and will continue to have a direct impact on our remaining restructuring work and exacerbate these risks and uncertainties. In particular, the risks described below could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You should carefully consider the risks described below before investing in our securities. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

We have organized our risks into the following categories:

•	Risks Relating to Our Creditor Protection Proceedings

•	Risks Relating to Our Remaining Restructuring Work

Risks Relating to Our Creditor Protection Proceedings

We, and many of our direct and indirect subsidiaries, are currently subject to Creditor Protection Proceedings and additional subsidiaries could become subject to similar proceedings. Our remaining restructruing work and financial position are subject to the risks and uncertainties associated with such proceedings.

For the duration of the Creditor Protection Proceedings, our remaining restructuring work and financial position are subject to the risks and uncertainties associated with such proceedings. These risks, without limitation and in addition to the risks otherwise noted in this report, are comprised of:

Strategic risks, including risks associated with our ability to:

•	maximize the value of our remaining assets through sales of these assets

•	consummate pending and future divestitures

•	satisfy obligations in connection with the transition services agreements related to divestitures of our assets and businesses

•	develop plans for the conclusion of the Creditor Protection Proceedings in an effective and timely manner

•	resolve ongoing issues with creditors and other third parties whose interests may differ from ours

•	resolve allocation of sales proceeds and other inter-estate matters amongst the Debtor estates and other Nortel entities that were vendors in the various business sales

•	resolve all claims, in particular potentially significant inter-estate claims

•	obtain creditor, court and any other requisite third party approvals for plans for the conclusion of the Creditor Protection Proceedings

•	successfully implement plans for the conclusion of the Creditor Protection Proceedings

Financial risks, including risks associated with our ability to:

•	maintain adequate cash on hand

•	continue to maintain our current cash management arrangements

•	satisfy claims, including our ability to sell assets to satisfy claims against us

•	realize full or fair value for any remaining assets we may divest as part of any plans for the conclusion of the Creditor Protection Proceedings

•	successfully monetize remaining assets

Operational risks, including risks associated with our ability to:

•

operate effectively in consultation with the Canadian Monitor, and work effectively with the U.K. Administrators in their administration of the EMEA Debtors and the U.S. Principal Officer in his oversight of the U.S. Debtors

•

actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings that could adversely affect our relationships with stakeholders, including employees

•	retain and incentivize key employees or otherwise replace key employees

•	in connection with stranded contracts, retain our suppliers on acceptable terms and avoid disruptions in our supply chain in order to ultimately sell or transfer these contracts to a third party

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

•	reject, repudiate or terminate contracts

•	obtain court approval in various jurisdictions of any agreement among the various estates for an allocation of proceeds from the sales of our assets and businesses

Because of these risks and uncertainties, and as we have not yet developed any plans for the conclusion of the Creditor Protection Proceedings, we cannot predict the ultimate outcome of the process, or predict or quantify the potential impact on our remaining restructuring work or financial condition. The Creditor Protection Proceedings provide us with a period of time to maximize value through sales, and develop plans for the conclusion of the Creditor Protection Proceedings. However, it is not possible to predict the outcome of these proceedings and, as such, the realization of assets and discharge of liabilities are each subject to significant uncertainty. Accordingly, substantial doubt exists as to whether we will be able to continue as a going concern. Our continuation as a going concern is dependent upon, among other things, our ability to develop, obtain confirmation or approval of, and implement any plans for the conclusion of the Creditor Protection Proceedings; maintain adequate cash on hand and resolve ongoing issues with creditors and other third parties. There can be no assurance of a successful conclusion of the Creditor Protection Proceedings. A long period under Creditor Protection Proceedings may exacerbate the potential harm to our remaining restructuring work.

Continuing or increasing pressure on our cash and liquidity could materially and adversely affect our ability to fund our remaining restructuring work, and develop and implement any plans for the conclusion of the Creditor Protection Proceedings. Additional sources of funds may not be available.

Historically, we deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions is generally available to fund operations in the particular jurisdictions, but generally is not freely transferable between jurisdictions or regions, other than as highlighted in “Liquidity and Capital Resources” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. Thus, there is greater pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions and there can be no guarantee that sufficient cash will be available to fund operations in all jurisdictions.

We cannot provide any assurance that our net cash requirements will be as we currently expect and will be sufficient for the successful development, approval and implementation of any plans for the conclusion of the Creditor Protection Proceedings.

There can be no assurance that any further required court approvals for any future transactions will be obtained. Furthermore, there can be no assurance that we will be able to continue to maintain ongoing deployment of cash resources throughout the Company in connection with ordinary course intercompany trade obligations. If our subsidiaries are unable to pay dividends or provide us with loans or other forms of financing in sufficient amounts, or if there are any restrictions on the transfer of cash between us and our subsidiaries, including those imposed by courts, foreign governments and commercial limitations on transfers of cash pursuant to our joint venture commitments, the cash positions of the Canadian Debtors would likely be under pressure and our liquidity and our ability to meet our obligations would be adversely affected.

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

For each plan in the relevant jurisdictions, we must obtain the approvals of the respective courts and creditors, and the Canadian Monitor (in Canada) and U.K. Administrators (in the U.K.) and the U.S. Principal Officer. We may not receive the requisite approvals and even if we do, a dissenting holder of a claim against us may challenge and ultimately delay the final approval and implementation of plans for the conclusion of the Creditor Protection Proceedings. If we are not successful in developing plans for the conclusion of the Creditor Protection Proceedings, or if we are successful in developing them but do not receive the requisite approvals, it is not clear what distributions, if any, holders of claims against us would receive. Should the stay or moratorium period and any subsequent extension thereof not be sufficient to develop and implement any of the plans for the conclusion of the Creditor Protection Proceedings, or should such plans not be approved by creditors and the courts and, in any such case, the Debtors lose the protection of such stay or moratorium, substantially all of our debt obligations will become due and payable immediately, or subject to acceleration, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were able to develop and implement plans for the conclusion of the Creditor Protection Proceedings.

Allocation of the sale proceeds of our businesses among the various Nortel entities participating in these sales may take considerable time to resolve.

At various times during the second half of 2009 and the first quarter of 2010, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators, with the involvement of the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee and the

Bondholder Group engaged in negotiations regarding the scope and terms of a proposed protocol for resolving disputes concerning the allocation of sale proceeds (Allocation Protocol), as required by the terms of the IFSA. However, it became apparent that the parties had differing views concerning the allocation of the sale proceeds, inter-company claims and the scope of the Allocation Protocol. In order to address this impasse, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators agreed to temporarily suspend negotiations on the Allocation Protocol and instead focussed on a process to facilitate a comprehensive settlement to resolve all material outstanding inter-estate matters, including the allocation of the sale proceeds and the settlement of inter-company claims. To this end, the parties met on several occasions to outline, on a confidential and without prejudice basis, their respective allocation methodologies and potential inter-company claims that may be asserted.

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

As a result of the November 2010 mediation session, and positions taken in the CCAA Proceedings, it became apparent that the U.K. Administrators and certain other parties, who were also substantial creditors of the EMEA Debtors, were alleging a number of significant potential claims against the Canadian Debtors as well as the U.S. Debtors. These potential claims are integral to the allocation positions of these parties and include allegations of proprietary and trust-type claims. Consequently, the Canadian Monitor and the Canadian Debtors determined that, absent reaching a comprehensive settlement of allocation and inter-company claims issues, these specific claims needed to be resolved first. Accordingly, the Canadian Debtors obtained an order of the Canadian Court establishing a process for the calling of claims by EMEA Creditors. See “Creditor Protection Proceedings Claims” below. Notwithstanding the commencement of this process, the Mediation Parties continued to engage in discussions regarding the resumption of mediation and another confidential, non-binding mediation was held in April 2011. On April 13, 2011, we announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of our various business and asset divestitures and other inter-estate matters, including inter-company claims, had ended without resolution of the matters in dispute. In light of the unsuccessful conclusion of the mediation process, we announced that delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and that such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

On April 25, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed a joint motion for an order establishing an allocation protocol for the sale proceeds as between various Nortel legal entities (Original Protocol Motion), and for related relief. Subsequently, as a result of further discussions, the U.S. Debtors and the U.S. Creditors’ Committee together with the Canadian Debtors jointly filed an amended and restated version of the Original Protocol Motion and agreed to collectively seek an order establishing an allocation protocol before the Canadian Court and the U.S. Court. The proposed order would have had the U.S. Court and the Canadian Court establish procedures and an expedited schedule for the cross-border resolution by the U.S. Court and the Canadian Court on the allocation of proceeds from the sales of our businesses and from the sale of our patent portfolio. The motion was heard at a joint hearing of the U.S. Court and Canadian Court on June 7, 2011. On June 20, 2011, we announced that the Canadian Court and the U.S. Court had reserved their decisions on the motions heard by such courts on June 7, 2011, and directed us, NNL and the other Canadian Debtors, NNI and the other U.S. Debtors, the EMEA Debtors, as well as certain other parties, to participate in a joint mediation of the issues raised in the motions. The directions provided that the Canadian Court and the U.S. Court together would appoint a sole mediator by supplemental order and that the mediator would determine the time, date, place and protocol of the mediation.

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

The Mediator has the authority, in consultation with the parties to the mediation, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator. The mediation has not yet commenced.

Given that a number of the Nortel Sellers are subject to discrete insolvency or bankruptcy proceedings in different jurisdictions while the remainder of the Nortel Sellers are not subject to any court supervision or proceedings, there does not exist any single court, tribunal or other legal authority that has competent jurisdiction over all the Nortel Sellers or that can impose a binding allocation on them. Consequently, a timely and effective process for resolving allocation disputes necessitates a consensual resolution among all of the relevant parties.

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

During the pendency of the Creditor Protection Proceedings, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is not indicative of our financial performance following the Petition Date. As a result of the Creditor Protection Proceedings, we have adopted Financial Accounting Standards Board Accounting Standards Codification 852 “Reorganizations” (ASC 852), effective January 14, 2009, which requires certain changes and additional reporting in our financial statements beginning in the quarter ended March 31, 2009. Also, as a result of the Creditor Protection Proceedings, our internal controls are currently subject to review and modification, and we may implement additional controls to accommodate the adoption of ASC 852 as well as any of the additional reporting requirements relating to our Creditor Protection Proceedings. The implementation of the foregoing may adversely affect the ability to timely file our reports.

Canadian, U.S. and U.K. laws impair the ability of claimants to take action against us under our existing contracts, including the outstanding notes and related guarantees of us, NNL, NNI and NNCC. Subject to limited exceptions, all actions are stayed and ultimate recoveries cannot be determined at this time.

Generally, in connection with the Creditor Protection Proceedings, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor preceding the Petition Date, as well as pending litigation against any Debtor, are stayed. The U.S. Bankruptcy Code provides for all actions and proceedings against the U.S. Debtors to be stayed while the Chapter 11 Proceedings are pending. In Canada, the initial order from the Canadian Court also provides for a general stay of actions against the Canadian Debtors, officers and directors. This stay period currently extends to April 13, 2012 and is subject to further extension. With limited exceptions, the stays in effect pursuant to the Chapter 11 Proceedings and CCAA Proceedings generally preclude parties from taking any actions against the Debtors. Similarly, under the U.K. Administration Proceedings, subject to limited exceptions as may be approved by the U.K. Administrators or the English Court, no legal process (including legal proceedings, execution, distress and diligence) may be instituted or continued against the EMEA Debtors. Certain parties, including The Pensions Regulator in the U.K., have attempted to commence or continue proceedings against certain Debtors despite these limitations during the Creditor Protection Proceedings. While these limitations have continued to be recognized and enforced by the relevant courts, there can be no guarantee that these limitations will be successfully enforced in all circumstances.

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

If we are unable to retain qualified personnel at reasonable costs, we may not be able to achieve our objectives, and our ability to successfully conclude the Creditor Protection Proceedings may be harmed.

We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our remaining restructuring work and lead the Company during the Creditor Protection Proceedings and throughout the development and implementation of any plans for the conclusion of the Creditor Protection Proceedings. Competition for certain key positions remains strong. Our deteriorating financial performance, along with the Creditor Protection Proceedings, and workforce reduction activities have created uncertainty that has led to an increase in unwanted attrition, and challenges in retaining qualified personnel. We are at risk of losing or being unable to hire talent critical to the remaining restructuring activities and to develop and implement any plans for the conclusion of the Creditor Protection Proceedings.

Our ability to independently manage our remaining restructuring work is restricted during the Creditor Protection Proceedings, and steps or actions in connection therewith may require the approval of the respective courts, the creditors, the Canadian Monitor, the U.K. Administrators and the U.S. Principal Officer.

Pursuant to the various court orders and statutory regimes to which we are subject during the Creditor Protection Proceedings, some or all of the decisions with respect to our remaining restructuring work may require consultation with, review by or ultimate approval of one or all of the respective courts in the several jurisdictions, the U.S. Creditors’ Committee, the Canadian creditors’ committee, the Bondholder Group, the Canadian Monitor, the U.K. Administrators and the U.S. Principal Officer. There can be no assurance that the U.S. Creditors’ Committee, the Bondholder Group, other creditors, the Canadian Monitor, the U.K. Administrators or the U.S. Principal Officer will support the Debtors’ positions on matters presented to the courts in the future, or on any plans for the conclusion of the Creditor Protection Proceedings, once developed and proposed. Disagreements between us and these various third parties could protract the Creditor Protection Proceedings, negatively impact the Debtors’ ability to conduct remaining restructuring work and delay the Debtors’ conclusion of the Creditor Protection Proceedings.

Transfers or issuances of our equity, or a debt restructuring, may impair or reduce our ability to utilize our net operating loss carryforwards and certain other tax attributes in the future.

Pursuant to U.S. tax rules, a corporation is generally permitted to deduct from taxable income in any year net operating losses (NOLs) carried forward from prior years. Our ability to utilize these NOL carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, during or as a result of our Chapter 11 Proceedings. The U.S. Court has entered an order that places certain restrictions on trading in NNC common shares and NNL preferred shares during the Creditor Protection Proceedings. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our NOL carryforwards may not be significantly limited as a result of our reorganization.

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

In addition, the U.S. Court has entered an order that places certain limitations on trading in certain of our securities to protect NOL carryforwards. For this reason, investors need the U.S. Debtors’ consent or court approval before effecting any transactions in NNC common shares or NNL preferred shares if they hold, or would as a result of the transaction acquire, at least 4.75% of the outstanding NNC common shares or any series of NNL preferred shares.

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

Risks Relating to Our Remaining Restructuring Work

We are fully exposed to market risk primarily from fluctuations in foreign currency exchange rates and interest rates. Adverse fluctuations in these markets could negatively impact our remaining restructuring work and financial condition.

To manage the risk from fluctuations in foreign currency exchange rates and interest rates, we had entered into various derivative hedging transactions in accordance with our policies and procedures. However, as a result of our Creditor Protection Proceedings, the financial institutions that were our counterparties in these transactions have terminated the related instruments. Consequently, we are now fully exposed to these risks and expect to remain so exposed at least until the conclusion of the Creditor Protection Proceedings. Fluctuations in these or other rates could have an adverse effect on our remaining restructuring work and financial condition. Similarly, our debt is subject to changes in fair value resulting from changes in market interest rates.

If we fail to protect our intellectual property rights, or if we are subject to adverse judgments or settlements arising out of disputes regarding intellectual property rights, our business, results of operations and financial condition could be materially and adversely affected.

Claims of intellectual property infringement or trade secret misappropriation may be asserted against us, or against our former customers in connection with their use of our products or our intellectual property rights may be challenged, invalidated or circumvented, or fail to provide significant competitive advantages. An unfavorable outcome in such a claim could require us to pay substantial monetary damages to a third party and indemnify former customers.

Defense or assertion of claims of intellectual property infringement or trade secret misappropriation may require extensive participation by senior management and other key employees and may reduce their time and ability to focus on other aspects of our restructuring work. Successful claims of intellectual property infringement or other intellectual property claims against us, or a failure by us to protect our proprietary technology, could have a material adverse effect on our reamining restructuring work and financial condition.

If we are unable to maintain the integrity of our information systems, our operations and remaining work under the Creditor Protection Proceedings may be harmed.

We rely on the security of our information systems, among other things, to protect our proprietary information and information of our customers. If we do not maintain adequate security procedures over our information systems, we may have been or may be susceptible to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems to access our proprietary information or that of our customers. Even if we have been or are able to maintain procedures that are adequate to address current security risks, hackers or other unauthorized users may develop new techniques that enable them to successfully circumvent our security procedures. The failure to protect our proprietary information could seriously harm our remaining work under the Creditor Protection Proceedings or expose us to remediation costs or claims by our customers, employees or others that we did not adequately protect their proprietary information.

In connection with our ongoing cost reduction activities and our remaining restructuring work, we continue to review all of our information systems and have commenced significant reductions in the number and complexity of our systems. In addition to significant cost reductions, the goal is for each Debtor estate to have in place stand-alone systems as required by each estate on an ongoing basis now that we have sold all of our businesses. This is a very complex task given the number of globally integrated systems currently in place. Thus there is risk in the plan in particular with respect to the significant reduction in the number of inter-dependent systems and in establishing and effectively implementing separate stand-alone systems which in turn could negatively impact on our ability to continue to operate and our ability to continue to report our financial results in U.S. GAAP on a timely basis, or at all.

Our risk management strategy may not be effective or commensurate to the risks we are facing.

We maintain policies of insurance of the types and in the amounts that are appropriate for our circumstances. We have retained certain self-insurance risks with respect to certain employee benefit programs such as worker’s compensation, group health insurance, life insurance and other types of insurance. Our risk management programs and claims handling and litigation processes utilize internal professionals and external technical expertise. If this risk management strategy is not effective or is not commensurate to the risks we are facing, these risks could have a material adverse effect on our remaining restructuring work, financial condition and liquidity.

ITEM 2.	Properties

Capitalized terms used in this Item 2 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

In 2011, we continued to reduce the number and size of our facilities principally as part of the cost reduction efforts under the Creditor Protection Proceedings, fully disposing of 297 thousand square feet of operating space in the Canada, CALA and Asia regions, eliminating direct liability with respect to those properties apart from any landlord claims under the Creditor Protection Proceedings. We no longer sublease any space to the buyers in connection with their respective purchases of certain of our businesses. During 2010, we sold our Ottawa Carling Campus for CAD$208.

We continue to assess our facilities, considering rejecting, repudiating or terminating certain leases that are no longer required by the purchasers of any of our businesses or residual Nortel organizations. We believe that the facilities we will retain will be suitable, adequate and sufficient to meet our current needs and to complete the remaining work under the Creditor Protection Proceedings. In 2011, most sites were used to support the businesses that have been sold, either through direct occupation by the purchasers or by us providing transition services to them under the TSAs. As of February 29, 2012, we operated 18 sites in the Canada, CALA and Asia regions comprising approximately 76 thousand square feet, a decrease of 297 thousand square feet from December 31, 2010. For a description of certain charges and encumbrances against the properties, see “CCAA Proceedings” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report. All of our remaining sites are leased offices utilized for our remaining work under the Creditor Protection Proceedings including the winding up of our entities in the Asia and CALA regions.

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

The Pensions Regulator Financial Support Directions: According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, the Pensions Regulator, purporting to act under the Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable the Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. If a company to which a FSD is issued fails to comply with it, the Pensions Regulator may issue a contribution notice (“Contribution Notice”) to any one or more persons to whom the FSD was addressed stating that the person is liable to pay to the trustees of the pension scheme the sum specified in the Contribution Notice, where the Pensions Regulator considers it reasonable to impose the liability on the person to pay the specified sum. The sum specified may be the whole or a portion of the actual or estimated deficit of the pension scheme. In the Warning Notice, the Pensions Regulator identified certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI, as targets of a procedure before the determinations panel of the Pensions Regulator (“Determinations Panel”) to determine whether to issue a FSD (“U.K. Pension Proceeding”). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan (“U.K. Pension Trustee”) and the PPF, which is fully applicable to the U.K. Pension Trustee’s and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provided that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. The Pensions Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the U.K. Pension Trustee brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The U.K. Pension Trustee and the PPF also appealed the decision of the U.S. Court enforcing the stay. That appeal was denied by the U.S. Court of Appeals for the Third Circuit (“U.S. Appeals Court”) on December 29, 2011 and on January 24, 2012 the U.S. Appeals Court denied a petition by the U.K. Pension Trustee and the PPF for a rehearing of the appeal. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the Determinations Panel issued a determination notice (“Determination Notice”) indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On April 1, 2011, the Determinations Panel issued FSDs to NNC, NNL, NNI and NNCI requiring each of them to secure that financial support be put in place for the U.K. defined benefit pension plan within six calendar months of the date of the FSDs. The other Debtors that received the Determination Notice have exercised their right under the U.K. Statute to refer the Determinations Panel’s determination to the Pensions Regulator Tribunal established under the U.K. Statute for a further determination of the matter Nortel is of the view that the Determination Notice and the FSD issued to NNC, NNL, NNI and NNCI are null and void given the court decisions noted above.

In September 2010, the U.K. Administrators applied to the English Court for directions concerning the application and effect of the FSD regime contained in the U.K. Statute upon those EMEA Debtors that were identified in the Warning Notice. On December 10, 2010, the English Court ruled that the Pensions Regulator could pursue FSDs and Contribution Notices against the target Debtors in accordance with the provisions of the U.K. Statute. Further, the English Court held that the debt created by any Contribution Notice that may be issued constitutes an administration or liquidation expense of an insolvent target company, rather than a provable debt in the insolvency proceedings, thereby giving it “super priority” status over the claims of other creditors of the insolvent target company. The U.K. Administrators appealed this decision to the Court of Appeal of England and Wales (“U.K. Appeal Court”) and, on October 14, 2011, the U.K. Appeal Court upheld the English Court’s decision. The U.K. Administrators have been granted leave to appeal the U.K. Appeal Court’s decision to the Supreme Court. Nortel is of the view that these court decisions in the U.K. have no authoritative application in the CCAA Proceedings or the Chapter 11 Proceedings and that the validity and relative priority of claims filed in those proceedings are matters to be determined by the Canadian Court and the U.S. Court, as applicable.

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

As a result of the mediation, the parties reached a settlement on all matters related to this action, which settlement was approved by the U.S. Court on October 17, 2011. The settlement provides that CTDI will pay a total of $19 million, from which plaintiffs’ costs will be reimbursed and the remainder will be apportioned between NNL and NNI on a 25%/75% basis, as set out under the settlement agreement. Thus, NNL received $4.85 in total in November 2011. This receipt has been recorded as part of Other operating income (expense) –net in Consolidated Statements of Operations for the year ended December 31, 2011. The settlement also provides for the withdrawal of all counterclaims by CTDI and recognition of an allowed claim of approximately $1.

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

ERISA Lawsuit: As previously reported, beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits were consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee (the “U.S. District Court”). This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleged, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. As a result of the Creditor Protection Proceedings, on September 25, 2009, the U.S. District Court ordered the case administratively closed. The parties to the action agreed to a final form of Stipulation of Settlement (“the Stipulation”) whereby the defendants will cause their underwriter, Chubb Insurance Company of Canada (“Chubb”), to pay $21.5 into an escrow account on behalf of the defendants as full and final settlement of the action and in consideration for the releases and discharges provided under the Stipulation. Such settlement amount will be distributed in accordance with the terms of the Stipulation. In a side agreement, NNC, NNL, NNI and Chubb stipulated that existing claims filed by Chubb in the Creditor Protection Proceedings in Canada and in the U.S. will be reduced and allowed as general unsecured claims upon deposit by Chubb of the final settlement payments. The Stipulation and the side agreement were approved by the Canadian Court and the U.S. Court. The U.S. District Court also granted preliminary approval of the Stipulation. A fairness hearing for final approval was held on January 11, 2012 and the Stipulation was approved. Nortel has recorded a provision to reflect its best estimate of an allowed claim amount.

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

Shareholder statement of claim against Deloitte & Touche LLP: On February 8, 2007, a Statement of Claim was filed in the Ontario Superior Court of Justice in the name of Nortel and NNL against Deloitte & Touche LLP (Deloitte). The action was commenced by three shareholders without leave, and without our knowledge or authorization. The three have indicated that they filed the action in anticipation of bringing an application for leave to commence a derivative action on behalf of Nortel against Deloitte under the Canada Business Corporations Act (CBCA), and that the three shareholders would be seeking leave on a retroactive basis to authorize their action. The claim alleges, among other things, breach of contract, negligence, negligent misrepresentation, lack of independence, and breach of fiduciary duty. The claim seeks damages and other relief on our behalf, including recovery of payments that we made to class members as part of the Global Class Action Settlement. The Litigation Committee of our Board of Directors has reviewed the matter and has advised the law firm pursuing the derivative action of our position on the proposed claim. On February 6, 2008, an application was filed by the three shareholders for leave to commence a derivative action in the name of Nortel against Deloitte. This application has been stayed as a result of the Creditor Protection Proceedings.

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

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its remaining restructuring work, financial condition or liquidity. Except as otherwise described herein, Nortel intends to defend the above actions, suits, claims and proceedings in which it is a defendant, litigating or settling cases where in management’s judgment it would be in the best interest of stakeholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

Nortel is also a defendant in various other suits, claims, proceedings and investigations that arise in the normal course of business.

Environmental matters: Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of December 31, 2011, accruals for environmental matters were $8. Based on information available as of December 31, 2011, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at five sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to in the paragraph directly above.

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. We brought the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, NNL entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of NNL’s environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the MOE) has made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders are in breach of the CCAA stay. A decision on that motion is pending. To date, the MOE has not sought to enforce the remediation orders while the Canadian Court’s decision is outstanding and NNL has continued to undertake environmental risk assessments and remediation related tasks at those sites.

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

On January 14, 2009, we received notice from the TSX that it had begun reviewing the eligibility of NNC and NNL securities for continued listing on the TSX. However, the TSX stopped its review after concluding that the review was stayed by the Initial Order obtained by the Canadian Debtors pursuant to the CCAA Proceedings.

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

As part of Nortel’s ongoing cost reduction activities, on March 11, 2010, NNC, NNL, NNI and NNCC each filed notifications under the U.S. Securities Exchange Act of 1934 (Exchange Act) indicating they had less than 300 holders of each of their respective series of outstanding debt securities and related guarantees as of January 1, 2010. As a result, NNC is no longer required to include supplemental condensed consolidating financial information regarding the guarantors and non-guarantors of the debt securities in the notes to the financial statements. On March 18, 2010, NNL also filed a notification to de-register its common stock under the Exchange Act, which relieves it of having to file certain periodic reports including Forms 10-K, 10-Q and 8-K. NNL remains a reporting issuer under applicable Canadian securities laws and, as a result, will remain subject to continuous disclosure requirements, including the filing of annual and quarterly financial statements and management’s discussion and analysis of financial results under applicable Canadian securities laws. On April 15, 2010, NNL obtained exemptive relief from the Canadian securities regulatory authorities permitting NNL to satisfy certain of its Canadian continuous disclosure requirements by filing certain disclosures prepared in accordance with specified U.S. disclosure requirements for its financial years ended December 31, 2009 and 2010. Similar relief was obtained for periods commencing on or after January 1, 2011 until the conclusion of the CCAA proceedings.

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

The following table sets forth the high and low sale prices of NNC common shares as reported on the Pink Sheets in 2011 and 2010:

		Pink Sheets[1]
		High	Low
2011	Fourth Quarter	$0.0270	$0.0144
	Third Quarter	0.1900	0.0255
	Second Quarter	0.0750	0.0250
	First Quarter	0.0800	0.0130

2010	Fourth Quarter	$0.1510	$0.0125
	Third Quarter	0.0375	0.0215
	Second Quarter	0.0650	0.0290
	First Quarter	0.1200	0.0240

1.	Since the NNC common shares were delisted from the NYSE and the TSX, they have continued to trade on the Pink Sheets.

On February 29, 2012, the last sale price for NNC common shares quoted on the Pink Sheets was $0.02.

On February 29, 2012, approximately 253,693 registered shareholders held 100% of NNC common shares outstanding. These included the Canadian Depository for Securities and the Depository Trust Company, two clearing corporations, which held a total of 479,686,883 NNC common shares on behalf of other shareholders.

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

Sales of Unregistered Securities

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. No such shares were issued in 2011. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Nortel Networks Corporation. As noted herein, we have completed the divestitures of all of our businesses as part of our Creditor Protection Proceedings. The MD&A should be read in combination with our audited consolidated financial statements and the accompanying notes. All monetary amounts in this MD&A are in millions and in United States (U.S.) Dollars except per share amounts or unless otherwise stated.

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report and elsewhere in this annual report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (SEC) and Canadian securities regulatory authorities (2011 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

“Debtors” as used herein means: (i) us, together with our principal operating subsidiary Nortel Networks Limited (NNL) and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCI) and certain other U.S. subsidiaries (U.S. Debtors) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA) and certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv (EMEA Debtors).

In June, 2009, we determined that selling our businesses was the best path forward. We have completed divestitures of all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd. (Diamondware), to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd. (Hitachi); (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corporation (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); (viii) the sale of NNL’s 50% plus one share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc. (LGE), to Ericsson; (ix) the sale of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson; (x) the sale of substantially all of the assets of Guangdong-Nortel Telecommunications Equipment Co. Ltd. (GDNT) to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, Ericsson China); (xi) the sale of our remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively, the Consortium); and (xii) the sale of a small number of our Internet Protocol version 4 addresses.

Approximately $7,730 in net proceeds have been generated through the completed sales of our businesses and patents and patent applications. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow, and have been recorded by NNL solely for financial reporting purposes until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. Through the completed sales, we have preserved 16,000 jobs for our employees with the purchasers of these businesses and assets.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (NBS) was established in 2009 that provided global transitional services to purchasers of the businesses, in fulfillment of contractual obligations under transition services agreements (TSAs) entered into in connection with the sales of the businesses and assets. These services included maintenance of customer and network service levels during the integration process, and provided expertise and infrastructure in finance, supply chain management, information technology (IT), research and development (R&D), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of generally up to 24 months from the closing of the sales. NBS also focused on maximizing the recovery of remaining accounts receivable, inventory and real estate assets, independent of the TSAs. As of December 31, 2011, we had completed substantially all of our obligations under the TSAs with respect to the business sales. As well, we entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is expected to be completed no later than March 31, 2012.

A core corporate group (Corporate Group) was also established in 2009 and continues to be focused on a number of key actions to maximize value for stakeholders, including the sale of remaining assets, wind down of global operations and entities, the creditor claims process, and working toward conclusion of the Creditor Protection Proceedings and any eventual distributions to creditors. The Corporate Group also continues to provide administrative and management support to our consolidated affiliates around the world while completing the orderly wind down of those remaining operations.

With the sale of all of our businesses, the interdependency between the Debtors under the different Creditor Protection Proceedings has diminished and is expected to continue to diminish, and thus the estates have worked toward separation of various corporate functions to allow each estate to be standalone. Extensive analysis and actions have been performed to segregate most of these functions such that the Canadian Debtors and the U.S. Debtors operate independently of one another. The Debtors continue to work on implementing plans for the separation of IT functions and applications during the first half of 2012.

One of the key remaining matters under the Creditor Protection Proceedings is the determination of allocation of sale proceeds among the various Nortel legal entities that participated in the sales of our businesses, which include entities subject to the respective Creditor Protection Proceedings in the different jurisdictions as well as entities that are not subject to any court supervision or proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (Initial Order) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to April 13, 2012 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

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

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until April 13, 2012, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court has also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including the following current charges: a charge in favor of the Canadian Monitor, its counsel and counsel to the Canadian Debtors as security for payment of certain professional fees and disbursements; a charge in favor of NNI as security for excess payment by NNI of certain corporate overhead and R&D services provided by NNL to the U.S. Debtors; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such roles, as further described below; an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; (iii) NNL for any amounts advanced by NNL to Nortel Networks Technology Corporation (NNTC) following the Petition Date; and (iv) Nortel Networks UK Limited (NNUK) for certain payments due by NNL to NNUK out of the allocation of sale proceeds NNL actually receives from future material asset sales, subject to certain conditions. The Canadian Court also approved an additional charge against all of the property of the Canadian Debtors to secure payment of the amounts that have been determined to be payable to participants under the NSIP (as defined below). A further charge has been granted in favor of certain former employees and long term disability employees who are beneficiaries under the Settlement Agreement (as defined below) against all of the property of the Canadian Debtors to secure payment of the medical, dental, income, termination and pension payments agreed to be paid by the Canadian Debtors under the Settlement Agreement.

Chapter 11 Proceedings

Also on the Petition Date, the U.S. Debtors, other than NNCI, filed voluntary petitions under Chapter 11 with the U.S. Court. The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings, although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration, for procedural purposes only, of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware (U.S. Trustee) appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Pension Benefit Guaranty Corporation (PBGC) and Law Debenture Trust Company of New York (U.S. Creditors’ Committee). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of our publicly traded debt has organized (Bondholder Group). Our management and the Canadian Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings.

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

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and LTD benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. In anticipation that the U.S. Debtors will seek modification or termination of some or all of the U.S. retiree and LTD benefits at a later time, on June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 22, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of LTD employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. LTD benefits. On August 2, 2011, the U.S. Trustee appointed the members of these committees.

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

On September 23, 2011, the U.S. Court established a claims bar date of November 15, 2011 for the filing of certain inter-company claims against the U.S. Debtors, which did not apply to the filing of inter-company claims by the Canadian Debtors, the entities subject to the U.S. EMEA Claims Bar Date (defined below) and majority-owned direct and indirect subsidiaries of the U.S. Debtors. The November 15, 2011 claims bar date also applied to the filing of all indemnification and/or contribution claims of directors and officers who were directors and/or officers as of August 1, 2009 and whose claims arise from service to the U.S. Debtors or any of the U.S. Debtors’ non-debtor affiliates. Certain affiliates of the U.S. Debtors in the Asia and CALA regions, which are consolidated in our results, filed inter-company claims against the U.S. Debtors for an aggregate amount of approximately $58 by the November 15, 2011 bar date. We have established reserves as appropriate for these accounts receivable balances in current and prior periods.

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

Administration Proceedings

Also on the Petition Date, the EMEA Debtors made consequential filings and each obtained an administration order from the English Court under the Insolvency Act 1986. The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (EC) No 1346/2000 on Insolvency Proceedings (EC Regulation) and on the basis that each EMEA Debtor’s center of main interests was in England. The U.K. Administration Proceedings currently extend to January 14, 2014, subject to further extension. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of

Ernst & Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland, and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, U.K. Administrators) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of our operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey.

The U.K. Administration Proceedings have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

Certain of our Israeli subsidiaries (Israeli Debtors) commenced separate creditor protection proceedings in Israel. On January 19, 2009, the District Court of Tel Aviv (Israeli Court) appointed administrators over the Israeli Debtors (Israeli Administrators). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (French Court) ordered the commencement of secondary proceedings in respect of NNSA. The French Secondary Proceedings consist of liquidation proceedings and NNSA is no longer authorized to continue its business operations.

Significant Business and Other Divestitures

CDMA and LTE Access Assets

On November 13, 2009, we announced that following satisfaction of all closing conditions, we, NNL, and certain of our other subsidiaries, including NNI, had completed the sale of substantially all of the assets of our CDMA business and LTE Access assets to Ericsson for $1,130, subject to certain post closing purchase price adjustments. The purchase price has been finalized with a downward purchase price adjustment of $1. In connection with this transaction and included in the net gain realized for accounting purposes, NNL and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to Nokia Siemens Networks B.V., the party to the “stalking horse” asset sale agreement that was outbid by Ericsson in the “stalking horse” or 363 sales process under Chapter 11. We recognized a cumulative gain on disposal of $1,192 for this divestiture.

The related CDMA business and LTE Access assets financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. Generally Accepted Accounting Principles (U.S. GAAP).

Packet Core Assets

On December 8, 2009, we announced that following satisfaction of all closing conditions, NNL and NNI had completed the sale of our Packet Core Assets to Hitachi for $10. We recognized a gain on disposal of $8 for this divestiture.

The related Packet Core Assets financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Enterprise Solutions Business

On December 18, 2009, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. to Avaya for a purchase price of $900 in cash, subject to certain post closing purchase price adjustments, with an additional pool of $15 reserved for an employee retention program. The purchase price was finalized with no adjustments. The sale of certain ES assets held by Israeli subsidiaries was subsequently approved by the Israeli Court on December 21, 2009. All other closing conditions had been satisfied as of December 18, 2009. We recognized a cumulative gain on disposal of $750 for this divestiture.

The related ES business and NGS financial results of operations have been classified as discontinued operations beginning in the third quarter of 2009, as they met the definition of a component of an entity as required under U.S. GAAP. See note 5.

Optical Networking and Carrier Ethernet Businesses

On March 19, 2010, we announced that we, NNL, and certain of our subsidiaries, including NNI and NNUK, had completed the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena for a purchase price of approximately $774. The purchase price has been finalized with downward working capital adjustments of approximately $81. In conjunction with the sale of our Ottawa Carling Campus, we were required to exercise our early termination rights on the facility lease with Ciena and to pay Ciena $33.5 at closing. See the “Sale of Ottawa Carling Campus” section below for further information. We recognized a cumulative gain on disposal of $546 for this divestiture.

The related Optical Networking and Carrier Ethernet businesses’ financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

LGN Joint Venture

On June 29, 2010, we announced that NNL had completed the sale of its 50% plus one share interest in LGN to Ericsson for a purchase price of $242 in cash, subject to certain purchase price adjustments. The purchase price was finalized with no change to the purchase price. NNL recognized a gain on disposal of $53 in the year ended December 31, 2010. See note 5.

In addition to the sale proceeds, prior to closing, NNL received approximately 50% of a capital reduction paid out by LGN to its shareholders, NNL and LGE, in the amount of 200 billion Korean Won (approximately CAD $181). NNL received CAD $83, net of withholding taxes.

The related financial results of operations of LGN have been classified as discontinued operations beginning in the second quarter of 2010 as they met the definition of a component of an entity as required under U.S. GAAP.

MSS Business

On March 11, 2011, we announced that we, NNL, and certain of our other subsidiaries, including NNI and NNUK, had completed the sale to Ericsson of substantially all of our global MSS business and the associated Data Packet Network and Services Edge Router (Shasta) product groups, for a purchase price of $65 in cash. The purchase price has been finalized and was subject to a downward price adjustment relating to working capital of $12 in the year ended December 31, 2011. We recorded a gain on disposal of $40, as adjusted for all closing conditions, for this divestiture.

The related financial results of operations of the MSS business were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

GSM/GSM-R Business

On March 31, 2010, we announced that we had completed the sale of substantially all of the assets of our global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The purchase price with respect to the sale to Ericsson has been finalized and the sales proceeds were subject to a downward working capital adjustment of $6 recorded in the year ended December 31, 2010. The purchase price with respect to the sale to Kapsch was finalized in the fourth quarter of 2011 and resulted in an upward working capital adjustment of $3.We recognized a cumulative gain on disposal of $125 for this divestiture.

The related GSM/GSM-R business financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

CVAS Business

On May 28, 2010, we announced that we had completed the sale of substantially all of our assets of the CVAS business globally to GENBAND for a purchase price of $282, subject to balance sheet and other adjustments estimated at the time at approximately $100, resulting in estimated net proceeds of approximately $182. Subsequent to closing, a dispute arose between the parties over the interpretation of a defined term in the asset sale agreement regarding the final purchase price payable to us. In connection with the dispute between the parties over the interpretation of a defined term in the asset sale agreement, we recorded a charge in the first quarter of 2011 of $25 as our best estimate of the probable amount payable to GENBAND based on settlement discussions which were ongoing among the parties. In August 2011, the settlement discussions resulted in the parties reaching agreement on a final purchase price of approximately $157, a difference of approximately $25 from the initial purchase price on closing of $182. This settlement was approved by the Canadian Court and the U.S. Court on August 23, 2011. We recognized a cumulative gain on disposal of $180 for this divestiture.

The related CVAS business financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

GDNT Joint Venture

On May 12, 2011, we announced that GDNT had concluded the sale of substantially all of its assets to Ericsson China for an aggregate purchase price of approximately $51 in cash, subject to certain purchase price adjustments. The purchase price has been finalized and the parties agreed to an upward purchase price adjustment of approximately $6, which was recorded in the second quarter of 2011. NNL and Nortel China Limited together own 62 percent of GDNT. Nortel China Limited is wholly owned by NNL. It is expected that GDNT will soon commence a process to wind down the entity and deal with its remaining assets and liabilities in accordance with Chinese law. At the conclusion of this process, any funds remaining in GDNT will be distributed to its shareholders. Nortel recognized a gain on disposal of $24 for this divestiture.

The related financial results of operations of GDNT were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Intellectual Property

On June 30, 2011, we announced that we, NNL and certain of our other subsidiaries, including NNI and NNUK, concluded a successful auction with the Consortium emerging as the winning bidder for the sale of all of our remaining patents and patent applications for a cash purchase price of $4,500. In connection with the sale of the patents and patent applications, we received good faith deposits of $108 of which $54 was refunded to the unsuccessful bidders in the third quarter of 2011 and the balance was credited toward the purchase price paid on closing by the Consortium. We also received additional proceeds of $18 related to the sale of certain NNL tax attributes to the Consortium, which have been included as part of cash and cash equivalents.

This sale included more than 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios. The extensive patent portfolio touched nearly every aspect of telecommunications and additional markets as well, including internet search and social networking.

On July 11, 2011, we, NNL, NNI and certain other subsidiaries obtained orders from the U.S. Court and the Canadian Court at a joint hearing approving the sale agreement. We concluded the sale on July 29, 2011 and recognized a gain on disposal of $4,475. An aggregate break-up fee of $25 plus $4 in expense reimbursements was paid to Google Inc., the unsuccessful “stalking horse” bidder.

Internet Protocol Addresses

We commenced a process, approved by the Canadian Court, to sell certain residual IT assets primarily consisting of about 17 million Internet Protocol version 4 addresses (IP Addresses), and IT hardware assets including 700 servers. Working together with the Canadian Monitor, our goal is to maximize the value of these residual IT assets in a timely manner. Any definitive sale agreement will require approval of the Canadian Court.

On February 17, 2012, the Canadian Court approved two sale agreements NNL and NNTC had entered into for the sale of rights in a small number of our IP Addresses. Under one sale agreement CSC Holdings LLC, the operating subsidiary of Cablevision Systems Corporation, is the purchaser of a certain number of the IP Addresses, and under the other sale agreement, Salesforce.com Inc. is the purchaser of a certain number of the IP Addresses. The financial and other terms of each of the sale agreements, including the cash purchase price and the IP Addresses included in each sale, have been sealed by order of the Canadian Court because disclosure of such terms may be detrimental to the Canadian Debtors’ interests in seeking to consummate these and other sales of IP Addresses. Both purchasers have obtained approval from the American Registry for Internet Numbers (ARIN) with respect to the transfer and registration of the IP Addresses in the respective purchasers’ name upon closing. We closed these sales in the first quarter 2012 and the proceeds from the transactions have been deposited into an NNL single purpose bank account. The Canadian Debtors and the U.S. Debtors have agreed that any dispute relating to the rights and claims, if any, of the U.S. Debtors in and to the IP Addresses, including to an allocation of such sale proceeds, will be subject to a joint hearing of the Canadian Court and the U.S. Court prior to the distribution of such sale proceeds and, if appropriate, orders of such courts approving such distributions. We continue to seek buyers for the remainder of our IP Addresses.

Transition Services Agreements

We entered into TSAs in connection with certain of the divestitures discussed above and are contractually obligated under such TSAs to provide transition services to certain purchasers of our businesses and assets, such as IT, order management, supply chain, service and technical support, finance and certain back office services. We have, subject to certain limitations, agreed to indemnify purchasers for losses in connection with a breach of our obligations under the TSAs or for certain other claims or losses that might arise under the TSAs. We receive income from the TSAs, which is reported in our financial statements under “Billings under TSAs”, part of Other income (expense) - net. As of December 31, 2011, we had completed substantially all of our obligations under the TSAs with respect to the business sales. As well, we entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is expected to be completed no later than March 31, 2012.

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

Liquidation of Subsidiaries

With the completed sales of our businesses, we are focused on maximizing proceeds and cash flows with respect to remaining assets. This includes the winding up of our remaining operations and subsidiaries globally, which may involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Events may impact when, and if, an entity is deemed to be in liquidation including local statutory requirements and court approvals. As such approvals and events occur, we will evaluate whether a change in basis of accounting for such entities is appropriate, and in all such cases, we will assess the carrying values of those entities’ assets when it appears likely such entities will be approved for liquidation. Generally, we expect that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity prospectively on a cost method basis. We recorded a loss of $74 for the year ended December 31, 2010, related to the liquidation of seven entities, which are included in reorganization items. No additional entities were deemed to be in liquidation in the year ended December 31, 2011. See note 6 of the accompanying audited consolidated financial statements for additional information about reorganization items.

Divestiture Proceeds Received

As of December 31, 2011, approximately $7,730 in net proceeds have been generated and received through the completed sales of businesses and assets. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$638 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of our North American GSM business;

(g)	$36 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$149 from the sale of substantially all of our CVAS business;

(i)	$234 from the sale of NNL’s 50% plus one share interest in LGN;

(j)	$45 from the sale of substantially all of our MSS business;

(k)	$56 from the sale of substantially all of the GDNT assets (proceeds recorded in cash and cash equivalents);

(l)	$4,470 from the sale of our remaining patents and patent applications; and

(m)	$5 from the sale of various other business assets.

As of December 31, 2011, $7,250 of proceeds received from divestitures is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in non-current restricted cash and cash equivalents, all of which is currently reported in NNL solely for financial reporting purposes (including with respect to any gain recorded on such divestitures). The difference between the net proceeds received and the amount in escrow at December 31, 2011 is as a result of amounts that, from time to time, have been distributed with the consent of each of the Debtors’ estates and court approvals, as applicable, from the escrow accounts to satisfy: 1) various obligations arising from the divestitures, whether through payments to third party vendors, or to reimburse the Debtors or non-consolidated subsidiaries for costs incurred, or 2) payments to the Debtors or non-consolidated subsidiaries related to settlements reached in respect of certain agreements involving proceeds allocation. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in the accompanying audited consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (IFSA) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in the accompanying audited consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of December 31, 2011, a further $97 in connection with the divestitures of substantially all of our CDMA business and LTE Access assets, the assets of our Optical Networking and Carrier Ethernet businesses, substantially all of our global GSM/GSM-R and CVAS businesses, and substantially all of the assets of our MSS business is currently unrecorded and will be recognized, subject to agreement between Nortel and each of the various buyers that obligations under the TSAs have been completed. Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities, including the U.S. and EMEA subsidiaries, is ultimately determined. Subsequent to December 31, 2011, our escrow agent has received $5 of the $97, which relates to the release of an escrow amount in connection with the sale of the CVAS business.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

At various times during the second half of 2009 and the first quarter of 2010, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators, with the involvement of the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee and the Bondholder Group engaged in negotiations regarding the scope and terms of a proposed protocol for resolving disputes concerning the allocation of sale proceeds (Allocation Protocol), as required by the terms of the IFSA. However, it became apparent that the parties had differing views concerning the allocation of the sale proceeds, inter-company claims and the scope of the Allocation Protocol. In order to address this impasse, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators agreed to temporarily suspend negotiations on the Allocation Protocol and instead focussed on a process to facilitate a comprehensive settlement to resolve all material outstanding inter-estate matters, including the allocation of the sale proceeds and the settlement of inter-company claims. To this end, the parties met on several occasions to outline, on a confidential and without prejudice basis, their respective allocation methodologies and potential inter-company claims that may be asserted.

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

As a result of the November 2010 mediation session, and positions taken in the CCAA Proceedings, it became apparent that the U.K. Administrators and certain other parties, who were also substantial creditors of the EMEA Debtors, were alleging a number of significant potential claims against the Canadian Debtors as well as the U.S. Debtors. These potential claims are integral to the allocation positions of these parties and include allegations of proprietary and trust-type claims. Consequently, the Canadian Monitor and the Canadian Debtors determined that, absent reaching a comprehensive settlement of allocation and inter-company claims issues, these specific claims needed to be resolved first. Accordingly, the Canadian Debtors obtained an order of the Canadian Court establishing a process for the calling of claims by EMEA Creditors. See “Creditor Protection Proceedings Claims” below. Notwithstanding the commencement of this process, the Mediation Parties continued to engage in discussions regarding the resumption of mediation and another confidential, non-binding mediation was held in April 2011. On April 13, 2011, we announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of our various business and asset divestitures and other inter-estate matters, including inter-company claims, had ended without resolution of the matters in dispute. In light of the unsuccessful conclusion of the mediation process, we announced that delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and that such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

On April 25, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed a joint motion for an order establishing an allocation protocol for the sale proceeds as between various Nortel legal entities (Original Protocol Motion), and for related relief. Subsequently, as a result of further discussions, the U.S. Debtors and the U.S. Creditors’ Committee together with the Canadian Debtors jointly filed an amended and restated version of the Original Protocol Motion and agreed to collectively seek an order establishing an allocation protocol before the Canadian Court and the U.S. Court. The proposed order would have had the U.S. Court and the Canadian Court establish procedures and an expedited schedule for the cross-border resolution by the U.S. Court and the Canadian Court on the allocation of proceeds from the sales of our businesses and from the sale of our patent portfolio. The motion was heard at a joint hearing of the U.S. Court and Canadian Court on June 7, 2011. On June 20, 2011, we announced that the Canadian Court and the U.S. Court had reserved their decisions on the motions heard by such courts on June 7, 2011, and directed us, NNL and the other Canadian Debtors, NNI and the other U.S. Debtors, the EMEA Debtors, as well as certain other parties, to participate in a joint mediation of the issues raised in the motions. The directions provided that the Canadian Court and the U.S. Court together would appoint a sole mediator by supplemental order and that the mediator would determine the time, date, place and protocol of the mediation.

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

The Mediator has the authority, in consultation with the parties to the mediation, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator. At the request of the U.S. Court, the commencement of the mediation has been delayed pending the outcome of the October 14, 2011 hearing (discussed in more detail below).

The Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, representatives of the U.K. Administrators, on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds available for distribution to unsecured creditors of the Canadian Debtors. We are currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. Of the EMEA Claims quantified, they total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (the U.K. Pension Claim). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

On September 30, 2009, the EMEA Debtors and certain of their affiliates (collectively the EMEA Claimants) filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On May 10, 2011, the U.S. Court entered an order requiring the EMEA Claimants to file more definite statements of their previously-filed claims, and to file any other pre-petition claims against the U.S. Debtors, by June 1, 2011, absent which any of their pre-petition claims would be disallowed. The deadline for filing amended proofs of claim was later extended on request of certain of the EMEA Claimants to June 3, 2011 (U.S. EMEA Claims Bar Date). The EMEA Claimants filed 38 amended proofs of claim on June 3, 2011. The remaining proofs of claim that had been filed by the EMEA Claimants and were not amended on a timely basis have been disallowed and expunged pursuant to the terms of the U.S. Court’s May 10, 2011 order.

On July 15 and 22, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed joint objections and motions to dismiss the claims of NNUK, NNSA and Nortel Networks (Ireland) Limited and the French Liquidator. On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for these motions. The order also requested the Mediator to consider postponing the mediation discussed above until after these hearings and the U.S. Court’s decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he was postponing the initial procedural meeting to a date to be determined after the U.S. Court releases its decision. The U.S. Court heard the motions on October 14, 2011 and has reserved judgment.

Creditor Protection Proceedings Claims Processes

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

On July 30, 2009, the Canadian Court approved a claims process in Canada in connection with the CCAA Proceedings. Pursuant to this claims process, subject to certain exceptions, proofs of claim for claims arising prior to the Petition Date had to be received by the Canadian Monitor by no later than September 30, 2009. This claims bar date did not apply to certain claims, including inter-company claims as between the Canadian Debtors or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proofs of claim for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to be received by the Canadian Monitor by the later of September 30, 2009 or 30 days after a proof of claim package was sent by the Canadian Monitor to the person in respect of such claim. On September 16, 2010, the Canadian Court approved a methodology for the review and determination of claims filed against the Canadian Debtors. Also on September 16, 2010, the Canadian Court and U.S. Court approved a cross-border claims protocol to address the level of cooperation and consultation on issues between the Canadian Debtors and the U.S. Debtors with respect to overlapping and same-creditors’ claims between the two debtor estates. The U.K. Administrators commenced an informal creditor claim submission and evaluation process in July 2010. Creditors will also have the opportunity to take part in a formal claims admission and proving process in accordance with English insolvency law provisions in due course.

On January 14, 2011, the Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors. The claims process implements a ‘call for claims’ that required the EMEA Debtors to file their claims by March 18, 2011, and establishes a process for the proving and resolution of such claims so that this category of claims also moves forward through the claims process.

On October 6, 2011, the Canadian Court approved a methodology and procedure for compensation related claims in Canada. A bar date of January 6, 2012 for such claims was set. Approximately 16,000 of the Canadian Debtors’ employees, former employees, pensioners and survivors including long-term disability (LTD) beneficiaries, may have employment-related claims, with a total value of such claims currently estimated to be approximately CAD$1.06 billion (see notes 8, 9 and 11 in the accompanying audited consolidated financial statements). The order includes a methodology based upon categories of employees for the calculation of compensation claims, as well as a streamlined process, to address such claims intended to provide a fair, reasonable, efficient and orderly process beneficial to both employees and the Canadian Debtors. The methodology was agreed upon after extensive discussions among the Canadian Debtors, the Canadian Monitor, Representative Counsel, LTD beneficiaries’ representative counsel, Canadian Auto Workers (CAW) counsel and their respective actuarial and financial advisors.

The compensation claims are valued based on: (a) identified and agreed-upon benefits and agreed categories of claims, including post-retirement benefits; (b) agreed-upon actuarial assumptions and calculations, including with respect to income benefits, other benefits for LTD beneficiaries, post-retirement benefits and non-registered pension plan benefits and, with respect to adjustments relating to administrative costs and income tax, as applicable, agreed upon increase or “gross up” claim amounts; and (c) agreed-upon formulae relating to termination and severance pay claims. The order also calls for grievance claims, director compensation claims and indemnification claims that were excluded from prior claims processes of the Canadian Debtors. For more information on the employee compensation claims, refer to notes 8, 9 and 11 to the accompanying audited consolidated financial statements.

The accompanying audited consolidated financial statements for the year ended December 31, 2011 generally do not include the final outcome of any current or future claims relating to the Creditor Protection Proceedings, other than as described in this report. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and continue the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 of the accompanying audited consolidated financial statements for additional information about claims.

Interim and Final Funding and Settlement Agreements

Historically, we had deployed our cash through a variety of intercompany borrowing and transfer pricing arrangements to allow us to operate on a global basis and to allocate profits, losses and certain costs among the corporate group. In particular, the Canadian Debtors allocated profits, losses and certain costs among the corporate group through transfer pricing agreement payments (TPA Payments). Other than one $30 payment made by NNI to NNL in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments were suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an Interim Funding and Settlement Agreement (IFSA) dated June 9, 2009 under which NNI paid $157 to NNL, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. A portion of this funding may be repayable by NNL to NNI in certain circumstances. The

IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009.

On December 23, 2009, we announced that we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors entered into a Final Canadian Funding and Settlement Agreement (FCFSA). The FCFSA provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063 (FCFSA Claim), which claim will not be subject to any offset. The FCFSA also provides that NNI would pay to NNL approximately $190, which was received, over the course of 2010, including the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL, on their behalf, for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of our various businesses. On January 21, 2010, we obtained approvals from the Canadian Court and the U.S. Court of the FCFSA and the creation and allowance of the FCFSA Claim. In addition, we obtained various other approvals from the Canadian Court and U.S. Court including authorization for NNL and NNI to enter into advance pricing agreements with the U.S. and Canadian tax authorities to resolve certain transfer pricing issues, on a retrospective basis, for the taxable years 2001 through 2005. In addition, in consideration of a settlement payment of $37.5, the United States Internal Revenue Service (IRS) released all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter 11 Proceedings in the amount of approximately $3,000 was reduced to the $37.5 settlement payment. This settlement was a condition of the FCFSA and was approved by the U.S. Court on January 21, 2010. NNI made the settlement payment to the IRS on February 22, 2010.

On August 23, 2011, the Canadian Court approved a Q1 2010 Transfer Pricing Settlement Agreement among NNL, NNI, NNUK, certain other Debtors and the U.K. Administrators whereby certain inter-company matters were resolved, including NNL remitting $4.7 to NNUK. Further, the Canadian Court approved on the same date an Agreement on Transfer Pricing Amendments and Certain Other Matters among the same parties as well as the French Liquidator. Under this agreement, and related agreements, transfer pricing arrangements ceased among all Nortel entities, and as a result any subsequent inter-company transactions is on a cost plus basis.

APAC Debt Restructuring Agreement

To enable certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the Asia Pacific (APAC) region to continue their respective business operations and to facilitate the business divestitures, the Debtors (other than the Israeli Debtors) had entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the APAC Agreement Subsidiaries net intercompany debt outstanding as of the Petition Date (Pre-Petition Intercompany Debt) to the Debtors (other than the Israeli Debtors). Further portions of the Pre-Petition Intercompany Debt have been repaid and continue to be repayable from time to time only to the extent of any such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada.

Debt Instruments and Other Contracts

Our filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, we may not be in compliance with certain other covenants under indentures and other debt or lease instruments, and the obligations under those agreements may have been accelerated. We believe that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to April 13, 2012. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings.

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

On November 1, 2011, NNL announced that in light of its ongoing Creditor Protection Proceedings and the other factors mentioned, NNL would not be following the notification procedures set out in the provisions attached to its Cumulative Redeemable Class A Preferred Shares Series 5 (Series 5 Preferred Shares) in connection with the right of holders of Series 5 Preferred Shares to elect to convert such shares, on December 1, 2011, into Cumulative Redeemable Class A Preferred Shares Series 6 (“Series 6 Preferred Shares”), nor would a fixed dividend rate be set for purposes of the dividend rights attaching to the Series 6 Preferred Shares (none of which are currently outstanding). The principal distinction between the Series 5 Preferred Shares and Series 6 Preferred Shares, aside from their conversion rights, is that the former provide for floating adjustable dividends while the latter provide for fixed dividends, in either case, as and when declared payable by NNL’s board of directors. NNL suspended the declaration of all dividends on its preferred shares in November 2008 and currently is not lawfully able to declare or pay dividends on its preferred shares, nor does it expect to resume the declaration or payment of dividends on its preferred shares at any time in the future. Further, as previously announced, NNL does not expect that holders of its preferred shares (of any series) will receive any value from the Creditor Protection Proceedings and expects that these proceedings will result in the cancellation of such shares.

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

Workforce Reductions; Employee Compensation Programs

We have taken and expect to take further, ongoing workforce and other cost reduction actions as we work through the Creditor Protection Proceedings. On the Petition Date, we employed approximately 30,300 employees globally. Through the sales of our businesses and cost reduction activities, our workforce was approximately 190 employees as of December 31, 2011, which includes employees in Canada and those employed by our consolidated subsidiaries. Therefore, this number excludes employees employed by any U.S. subsidiary or an EMEA subsidiary. Given the Creditor Protection Proceedings, we have discontinued all remaining activities under our previously announced restructuring plans as of the Petition Date. For further information, see the “Post-Petition Date Cost Reduction Activities” section of this report.

We continued the Nortel Networks Limited Annual Incentive Plan (Incentive Plan) in 2011 and will continue the Incentive Plan in 2012 for all eligible employees. The Incentive Plan permits quarterly award determinations and payouts for the business units and the Asia region, and semi-annual award determinations and semi-annual or annual payouts for the Corporate Group and NBS, as applicable.

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

On March 4, 2010, we obtained U.S. Court approval and on March 8, 2010 we obtained Canadian Court approval for the Nortel Special Incentive Plan (NSIP), which is designed to retain personnel at all levels of Corporate Group and NBS critical to complete our remaining work. The NSIP was developed in consultation with independent expert advisors taking into account the availability of more stable and competitive employment opportunities available to these employees elsewhere. The NSIP was supported by the Canadian Monitor, U.S. Creditors’ Committee and the Bondholders Group. Representative Counsel to former Canadian employees was also advised of the NSIP prior to its approval by the Canadian Court and U.S. Court. Approximately 80% of the NSIP’s costs were funded by the purchasers of our businesses, pursuant to the terms of sales agreements. Certain purchasers have required that we retain key employees around the world to ensure that the transition to them of the acquired businesses is as effective and efficient as possible. The NSIP covered the period from January 1, 2010 to December 31, 2011.

As there remain significant milestones to complete the wind-down of our operations and conclude the CCAA Proceedings, a new retention plan (Retention Plan) for our employees and certain of our affiliates in the APAC and CALA regions in which we have an economic interest, was established by us in consultation with the Canadian Monitor to cover the 2012 calendar year. The Retention Plan was approved by the Canadian Court on December 14, 2011. The Retention Plan includes approximately 150 employees in Canada, and the APAC and CALA regions, and the costs of the Retention Plan will be funded by the Nortel entity that employs a particular employee. Retaining our remaining employees is critical to our ability to complete our restructuring efforts, repatriate cash from affiliates in the APAC and CALA regions and complete the wind-down of those global entities, complete the estate segregation activities with respect to the IT infrastructure and applications, assist in the creditor claims processes including resolution of inter-company, trade and compensation related claims, assist in the sales proceeds allocation process, compliance with ongoing public reporting and tax compliance, and ultimately complete and implement a plan of arrangement.

On February 27, 2009, we obtained Canadian Court approval to terminate our equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (2005 SIP), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (1986 Plan) and the Nortel Networks Corporation 2000 Stock Option Plan (2000 Plan)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (SARs), restricted stock units (RSUs) and performance stock units (PSUs)), whether vested or unvested. We sought this approval given the decreased value of NNC common shares and the administrative and associated costs of maintaining the plans to us as well as the plan participants. As a consequence, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired.

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

The Settlement Agreement provided that we would continue to administer the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan and the Nortel Networks Negotiated Pension Plan (collectively, the Canadian Pension Plans and individually, a Canadian Pension Plan) until September 30, 2010, at which time the Canadian Pension Plans were transitioned, in accordance with the Ontario Pension Benefits Act, to Morneau Sheppell Ltd. (formerly known as Morneau Sobeco Limited Partnership), a replacement administrator appointed by the Ontario Superintendent of Financial Services (Ontario Superintendent). We, as well as the Canadian Monitor, took all reasonable steps to complete the transfer of the administration of the Canadian Pension Plans to the new administrator. We continued to fund the Canadian Pension Plans consistent with the current service and special payments we had been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter continued to make current service payments until September 30, 2010. On January 17, 2011, the Ontario Superintendent issued a Notice of Intended Decision stating that he intended to order the wind up of the Canadian Pension Plans effective October 1, 2010. See “Pension and Post-retirement Benefits” in this section of this report.

For the remainder of 2010, we continued to pay medical and dental benefits to our pensioners and survivors and our LTD beneficiaries in accordance with the current benefit plan terms and conditions. Life insurance benefits continued unchanged until December 31, 2010 and continued to be funded consistent with 2009 funding. Further, we paid income benefits to the LTD beneficiaries and to those receiving survivor income benefits and survivor transition benefits through December 31, 2010. The employment of the LTD beneficiaries terminated on December 31, 2010. Under the Settlement Agreement, the parties agreed to work toward a court-approved distribution of the assets of Nortel’s Health and Welfare Trust, the vehicle through which we generally have historically funded these benefits, with the exception of the income benefits described above, which we have paid directly. On November 9, 2010, the Canadian Court approved the Canadian Monitor’s motion regarding a proposed allocation methodology with respect to the funds held in Nortel’s Health and Welfare Trust for distribution to beneficiaries of the trust. Leave to appeal that order, which was sought by a group of 39 LTD beneficiaries, was denied by the Ontario Court of Appeal on January 7, 2011. By a series of Canadian Court orders dated December 15, 2010, May 3, 2011 and June 21, 2011, interim distributions out of the Health and Welfare Trust were approved and cumulative interim distributions of approximately CAD$24 were made to approximately 760 beneficiaries between January and July 2011. An additional interim distribution in the amount of approximately CAD$1.9 was made to LTD beneficiaries on or about September 30, 2011. On November 8, 2011, the Canadian Court approved a fifth distribution in the amount of CAD$22.2, substantially all of which was made on or about November 30, 2011 to over 8,000 LTD, pensioner and other beneficiaries. A sixth interim distribution was approved by the Canadian Court on March 2, 2012 in the amount of CAD$10.4. We continue to work with the Canadian Monitor and Representative Counsel to finalize outstanding matters to allow a final distribution from the Health and Welfare Trust.

The Settlement Agreement also provides that we establish a fund of CAD$4.3 for termination payments of up to CAD$0.003 per employee to be made to eligible terminated employees as an advance against their claims under the CCAA Proceedings, of which approximately CAD$4.3 has been paid. See information on employee compensation claims in the “Creditor Protection Proceedings Claims Processes” section of this report.

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

See note 11 in the accompanying audited consolidated financial statements for further information on our pension and employee benefits plans.

Environmental Remediation Sites

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. We brought the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, NNL entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of NNL’s environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the MOE) has made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders are in breach of the CCAA stay. A decision on that motion is pending. To date, the MOE has not sought to enforce the remediation orders while the Canadian Court’s decision is outstanding and NNL has continued to undertake environmental risk assessments and remediation related tasks at those sites.

Basis of Presentation and Going Concern Considerations

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that we will continue as a going concern.

After consideration of the guidance available in FASB ASC 810 “Consolidation” (ASC 810) and ASC 852, the accompanying audited consolidated financial statements as of and for the years ended December 31, 2011 and 2010 have been presented on the following basis with respect to our subsidiaries:

•

the EMEA Debtors and their subsidiaries (collectively, the EMEA Subsidiaries) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. Debtors and their subsidiaries (collectively, the U.S. Subsidiaries) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

•

our other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied in 2008 prior to the commencement of the Creditor Protection Proceedings with the exception of deconsolidated subsidiaries due to loss of control once deemed to be in liquidation proceedings.

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

The accompanying audited consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such audited consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in our capitalization; (d) as to operations, the effect of any future changes that may be made in our business; or (e) as to divestiture proceeds held in escrow and recorded by NNL solely for financial reporting purposes, the final allocation of these proceeds as between various Nortel legal entities, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see above and note 2 to the accompanying audited consolidated financial statements).

The ongoing Creditor Protection Proceedings and completed divestitures of our businesses and assets raise substantial doubt as to whether we will be able to continue as a going concern. The accompanying audited consolidated financial statements have been prepared using U.S. GAAP and the rules and regulations of the SEC. While the Debtors have filed for and been granted creditor protection, the accompanying audited consolidated financial statements continue to be prepared using the going concern basis, which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, there is substantial doubt regarding the realization of assets and discharge of liabilities. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of our assets and liabilities. Further, a court-approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the accompanying audited consolidated financial statements.

In the course of preparing our first quarter 2011 financial statements, we became aware of certain NNL contractual guarantees provided in connection with real estate leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries that were not recognized at fair value upon the respective deconsolidation dates of these subsidiaries. See note 2 of the accompanying audited consolidated financial statements for further information on the correction of these immaterial errors related to the applicable periods.

See note 1 in the accompanying audited consolidated financial statements for further information on our basis of presentation and going concern considerations.

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

For a full discussion of the risks and uncertainties we face as a result of the Creditor Protection Proceedings, including the risks mentioned above, see the Risk Factors section of this report. Further information pertaining to our Creditor Protection Proceedings may be obtained through our website at www.nortel.com. Certain information regarding the CCAA Proceedings, including the reports of the Canadian Monitor, is available at the Canadian Monitor’s website at www.ey.com/ca/nortel. Documents filed with the U.S. Court and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of the foregoing websites is not a part of this report.

Our Business

We have completed the sales of all of our businesses. We continue to oversee and fulfill the residual contracts not transferred to the various buyers. As a result, commencing with the first quarter of 2011, we have one reportable segment, as our chief operating decision maker reviews financial and operating results and makes decisions on that basis. Accordingly, we have amended previously reported financial information to conform to the change in reportable segments.

Results of Operations — Continuing Operations

Revenues

Revenues in 2011 were $27 as compared to $620 in 2010 representing a decrease of $593.

Revenues in 2011 were significantly impacted by the divestitures of all of our businesses, in particular the Optical Networking and Carrier Ethernet and GSM/GSM-R businesses in the first quarter of 2010 and the divestiture of the CVAS business in the second quarter of 2010 when comparing the 2011 results to the same periods in 2010. The decrease in revenues was further impacted by the deconsolidation of the U.S. Subsidiaries at the beginning of the fourth quarter of 2010.

Gross Margin

Gross loss was $14 for the year ended December 31, 2011 compared to gross profit of $88 for the year ended December 31, 2010. The gross loss in 2011 was driven primarily by costs related to the transfer of obligations under certain stranded contracts to third parties.

Remaining costs of revenues relate primarily to costs to deliver the remaining TSA activities. Given the minimal revenue, we no longer consider gross margin to be a meaningful measure.

SG&A and R&D Expenses

	2011	2010	$ Change	% Change

SG&A expense	$157	$515	$(358)	(70)
R&D expense	-	107	(107)	(100)

Selling, General and Administrative (SG&A) expense decreased to $157 in 2011 from $515 in 2010, a decrease of $358 or 70%. The decrease in SG&A expense was due to the business divestitures and the deconsolidation of the U.S. Subsidiaries noted above. Due to the divestiture of all of our businesses, we no longer invest in research and development (R&D). As a result, our R&D expense was nil in 2011 and is expected to be nil for the remainder of the Creditor Protection Proceedings.

Pre-Petition Date Cost Reduction Plans

During the third quarter of 2011, Nortel filed a motion with the Canadian Court to approve a methodology that includes, among other matters, an amount for employees’ severance claims. The motion was approved on October 6, 2011. The workforce provision was adjusted to reflect the severance claims amount under the approved methodology. In 2011, charges related to restructuring plans were $4 as compared to a recovery of $5 in 2010.

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

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and re-established under post–Petition Date cost reduction activities. For a description of our previously announced restructuring plans and further details of the charges (recoveries) incurred, refer to note 8 to the accompanying audited consolidated financial statements.

Post-Petition Date Cost Reduction Activities

In connection with the Creditor Protection Proceedings, we have taken and expect to take further workforce and other cost reduction actions. During the third quarter of 2011, Nortel filed a motion with the Canadian Court to approve a methodology that includes, among other matters, an amount for employees’ severance claims. The motion was approved on October 6, 2011. The workforce provision was adjusted to reflect the severance claims amount under the approved methodology. The actions related to these activities are expected to occur as they are identified. The following current estimated charges are based upon accruals made in accordance with U.S. GAAP. The current estimated total charges to earnings and cash outlays are subject to change as a result of our ongoing review of applicable law. In addition, the current estimated total charges to earnings and cash outlays do not reflect all potential claims or contingency amounts that may be allowed under the Creditor Protection Proceedings and thus are also subject to change.

Workforce Reduction Activities

In 2011, approximately $20 of charges relating to the net workforce reduction of 475 positions were incurred. In 2011, approximately $81 was recorded in relation to the Canadian severance claim adjustment noted above. As of December 31, 2011, our workforce reduction provision balances were approximately $140, of which $139 were classified as subject to compromise. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post-Petition Date cost reduction plan.

The following table sets forth charges by caption in the statements of operations:

	2011	2010
Cost of revenues	$4	$14
SG&A	14	25
R&D	-	10
Other	83	-

Total workforce reduction charge	$101	$49

Other Cost Reduction Activities

In 2011, there were no charges related to Nortel’s real estate cost reduction activities. As of December 31, 2011, our real estate and other cost reduction balances were approximately $6, which are classified as liabilities subject to compromise.

In 2010, our real estate related cost reduction activities resulted in charges of $8, which were recorded against SG&A and reorganization items. In 2010, we recorded an impairment of $11 and additional charges of $13 to reorganization items for lease repudiation and other contract settlements.

Other Operating (Income) Expense— Net

The components of other operating income — net were as follows:

	2011	2010
Royalty license income - net	$(2)	$(10)
Litigation charges - net	(6)	5
Billings under TSAs	(50)	(269)
Other - net	1	(7)

Other operating income - net	$(57)	$(281)

In 2011, other operating income — net was $57 due primarily to billings related to TSAs entered into in connection with our various divestitures. We are expecting only minimal billings related to TSAs in future quarters due to the substantial completion of all agreements, with the exception of the TSA in relation to the sale of our patents and patent applications.

In 2010, other operating income — net was $281 due primarily to billings related to TSAs with Ericsson and Avaya of $269, royalty income of $10, and other – net of $7, partially offset by litigation settlement charges of $5.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	2011	2010
Gain on sale and impairment of investments	$1	$7
Rental income	3	59
Currency exchange loss - net	(35)	(6)
Other - net	(14)	(3)

Other income (expense) - net	$(45)	$57

In 2011, other income (expense) — net was a net expense of $45, primarily comprised of currency exchange loss of $35, and other - net of $14, partially offset by rental income of $3. In 2010, other income (expense) — net was income of $57, primarily due to rental income of $59 and gain on sale and impairment of investments of $7, partially offset by currency exchange loss of $6.

Interest Expense

Interest expense remained relatively consistent in 2011 compared to 2010. We have continued to accrue for interest expense in 2011 of $326 and in 2010 of $301 in our normal course of operations related to debt issued by NNC or NNL in Canada until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not and do not expect to make payments to satisfy the interest obligations of the Debtors.

Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Professional fees (a)	$(70)	$(155)
Interest income (b)	14	13
Lease repudiation (c)	-	(3)
Employee incentive plans (d)	(20)	(43)
Employee severance related claims (e)	(79)	-
Pension, post-retirement and post-employment plans (f)	(95)	(401)
NNUK pension guarantee (g)	-	(634)
Gain on divestitures - net (h)	65	843
Gain on IP sale (h)	4,475	-
Loss on liquidation of subsidiaries (i)	(1)	(74)
EMEA deconsolidation adjustment (j)	-	(763)
U.S. deconsolidation adjustment (k)	-	(2,013)
U.S. debt guarantee (l)	-	(150)
Gain (loss) on impairment or sale of stranded assets (m)	1	(140)
Settlements (n)	(18)	(2)
Lease guarantees (o)	-	(125)
Reimbursements from escrow to non-Canadian estates (p)	(59)	-
Other (q)	(26)	(47)

Total reorganization items - net	$4,187	$(3,694)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	We have rejected a number of leases, resulting in the recognition of non-cash gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to the estimated allowed claim for employee severance obligations. See notes 8 and 9 to the accompanying audited consolidated financial statements.
(f)

Includes amounts related to the Settlement Agreement, the termination of the Nortel Networks Supplementary Executive Retirement Plan (SERP) defined benefit plan, a partial settlement of the Retirement Allowance Plan (RAP), and adjustments made to estimated allowed claims related to post-employment and post-retirement plans. See note 11 to the accompanying audited consolidated financial statements for more information.

(g)	Relates to the NNUK pension guarantee. See note 14 to the accompanying audited consolidated financial statements for further information.
(h)	Relates to the gains on various divestitures (includes direct and incremental costs). See note 2 to the accompanying audited consolidated financial statements for further information.
(i)

Relates to deconsolidation of certain subsidiaries in connection with liquidation activities during the Creditor Protection Proceedings. See note 2 to the accompanying audited consolidated financial statements for further information.

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

(l)	Relates to the U.S. debt guarantee. See note 14 to the accompanying audited consolidated financial statements.
(m)	Relates to impairment or sale of certain long-lived assets.
(n)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities.
(o)

Relates to the estimated fair value under ASC460 of NNL’s guarantees of lease obligations primarily related to real estate leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries. See note 1 and note 14 to the accompanying audited consolidated financial statements for further information.

(p)

Relates to certain distributions and payments from escrow made to non-Canadian debtors in the course of the Creditor Protection Proceedings. See note 2 to the accompanying audited consolidated financial statements.

(q)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Income Tax Expense

In 2011, Nortel recorded a tax expense of $9 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $3,701. The tax expense of $9 is comprised of $3 resulting from taxes on earnings in Asia, $8 relating to the accrual of the deferred tax liability associated with the investments in CALA and Asia, $4 of other taxes including withholding taxes, offset by decreases in uncertain tax positions and other taxes of $4 and the reversal of previously accrued income taxes and interest of $2.

In 2010, Nortel recorded a tax recovery of $40 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $4,199. The tax recovery of $40 is largely comprised of $11 of income taxes on current year earnings in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $10 and the reversal of previously accrued income taxes and interest of $41.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expense recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. In 2011 and 2010, the amount of tax recovery allocated to continuing operations and tax expense allocated to discontinued operations as a result of income from discontinued operations being offset by losses from continuing operations was nil and $7 respectively.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. We previously recorded a full valuation allowance in 2008 against our net deferred tax asset in all tax jurisdictions other than joint ventures in Korea and Turkey. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as at December 31, 2011 for all jurisdictions. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Results of Operations — EMEA Subsidiaries

As discussed above, the EMEA Subsidiaries were accounted for under the equity method of accounting from the Petition Date through May 31, 2010 and are accounted for under the cost method of accounting beginning June 1, 2010. Therefore, no results for EMEA Subsidiaries are reported in our accompanying audited consolidated financial statements for the year ended December 31, 2011. Equity in net loss of EMEA Subsidiaries for the year ended December 31, 2010 only includes the results of EMEA Subsidiaries through May 31, 2010. Equity in net loss of EMEA Subsidiaries was a loss of $50 for 2010, and the following discussion relates to the key components comprising the EMEA Subsidiaries’ net loss.

Revenues in 2010 up to May 31, 2010 were $243, excluding $4 in discontinued operations.

Gross profit was $49 and gross margin was 19.8% for the year ended 2010 up to May 31, 2010.

SG&A and R&D expenses were $116 and $8, respectively, for 2010 up to May 31, 2010.

Reorganization items net were $13 for 2010. The primary drivers were charges for professional fees of $39, employee incentive plans of $9 and settlements of $3 partially offset by gain on divestitures of $28 and other of $8.

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

ES

Loss from discontinued operations, net of taxes, for 2011 was $1 primarily attributable to reorganization items.

Loss from discontinued operations, net of taxes, for 2010 was $18.

Revenues for 2010 were $11 with a negative gross profit of $3 related to the residual business not transferred to Avaya. Additionally, in 2010, ES incurred SG&A expense of $10.

LGN

Earnings from discontinued operations, net of taxes, for 2010 for LGN were $42. We recorded a gain of $53 on the sale of NNL’s interest in LGN to Ericsson in the second quarter of 2010. Revenues for 2010 were $210 with a gross profit of $58 for LGN. SG&A and R&D expenses were $37 and $30, respectively.

For further information about discontinued operations see note 5 to the accompanying audited consolidated financial statements.

Liquidity and Capital Resources

Overview

As of December 31, 2011, our cash and cash equivalents balance was $751.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of December 31, 2011: $183 in Asia, $305 in Canada, $43 in CALA, $162 in joint ventures (including GDNT), $52 in China and $6 in EMEA. These amounts exclude restricted cash of $7,572, comprised of $7,563 accounted for in Canadian entities and $9 in Asia. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received” for further information regarding restricted cash held in Canadian entities. Cash balances related to the EMEA Subsidiaries and the U.S. Subsidiaries are no longer included in our consolidated cash balance as a result of the previously reported changes to cost accounting.

As of December 31, 2011, approximately $7,730 in net proceeds has been generated and received through the completed sales. As of December 31, 2011, $7,250 of the divestiture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash. As of December 31, 2011, a further $97 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

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

Historically, we have relied upon additional cash management provisions including a transfer pricing model that determines the prices that are charged for goods and services transferred between our subsidiaries and the allocation of profit and loss based upon certain R&D costs. In particular, the Canadian Debtors allocated profits, losses and certain costs among the corporate group through TPA Payments. Other than one $30 payment made by NNI to NNL in 2009 in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments were suspended since the Petition Date and, as a result, NNL’s cash flows have been significantly impacted. The Canadian Debtors, the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA, which acceded to the IFSA on September 11, 2009), entered into the IFSA dated June 9, 2009 under which NNI has paid $157 to NNL, in four installments during 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. On August 23, 2011, the Canadian Court approved a Transfer Pricing Settlement Agreement among NNL, NNI, NNUK, certain other Debtors and the U.K. Administrators whereby certain inter-company matters were resolved, including NNL remitting $4.7 to NNUK. Further, the Canadian Court approved on the same date an Agreement on Transfer Pricing Amendments and Certain Other Matters among the same parties as well as the French Liquidator. Under this agreement, TPA arrangements ceased among all Nortel entities, and as a result any subsequent inter-company transactions will be on a cost plus basis.

On December 23, 2009, we announced that we, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors had entered into the FCFSA, which provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under our transfer pricing arrangements for the years 2001 through 2005. The FCFSA also provided that NNI would pay to NNL approximately $190 over the course of 2010 in full and final settlement of all obligations pursuant to the transfer pricing agreements among the Nortel group entities, which includes the contribution of NNI and certain U.S.

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

We have established certain cash collateralized facilities in certain jurisdictions. Approximately $6 of cash collateral has been posted by Nortel in support of certain performance bonds and letter of credit facilities.

To enable the APAC Agreement Subsidiaries in the APAC region to continue their respective business operations and to facilitate the business divestitures, the Debtors (other than the Israeli Debtors) entered into an APAC Agreement. Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of the Pre-Petition Intercompany Debt to the Debtors (other than the Israeli Debtors). As of December 31, 2011, the Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $35, $35 and $28, respectively, in aggregate in respect of the APAC Agreement. Further portions of the Pre-Petition Intercompany Debt continue to be repayable from time to time only to the extent of any such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions.

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

Our current cash management system and consolidated cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and may be impacted by the Creditor Protection Proceedings. The U.S. Principal Officer and the U.K. Administrators oversee the cash management system in their respective jurisdictions and those amounts are not included in our consolidated balance sheet as of December 31, 2011. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund and wind down our operations; (iii) cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the Debtors will be able to access proceeds in a timely manner from the divestitures as allocation of proceeds from the divestitures of our businesses and assets remains unresolved.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $56 during the year ended December 31, 2011 to $751, primarily due to cash flows attributable to the net cash used in continuing operations.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of December 31, 2011 and 2010:

	2011	2010	Change
Net earnings (loss) attributable to NNC	$3,670	$(4,200)	$7,870
Adjustments to net earnings (loss) and working capital changes	(3,962)	3,968	(7,930)

Net cash used in operating activities	(292)	(232)	(60)

Net cash from investing activities	249	207	42

Net cash used in financing activities	(2)	(175)	173

Effect of foreign exchange rate changes on cash and cash equivalents	(11)	1	(12)
Reduction of cash and cash eqivalents of deconsolidated entities	-	(992)	992

Net decrease in cash and cash equivalents	(56)	(1,191)	1,135
Cash and cash equivalents at beginning of year	807	1,998	(1,191)

Cash and cash equivalents of continuing operations at end of year	$751	$807	$(56)

Operating Activities

In 2011, our net cash used in operating activities of $292 resulted from use of cash of $4,149 from non-cash items, partially offset by net earnings attributable to NNC of $3,670, net loss from discontinued operations of $1, and changes in operating assets and liabilities of $186. Net cash from changes in operating assets and liabilities was mainly due to the decrease in accounts receivable of $82, the change in other of $95, change in payroll, contractual and accrued liabilities of $66 and the increase in deferred cost of $4, partially offset by the increase in accounts payable of $42, the change in deferred revenue of $9 and the increase in advanced billings and income taxes payable of $5 and $5, respectively. The primary non-cash items were $4,276 in reorganization items under ASC 852, partially offset by other of $11, pension and other accruals of $55, amortization and depreciation of $33, earnings attributable to non-controlling interests of $21, and deferred income taxes of $7.

In 2010, our net cash used in operating activities of $232 resulted from net loss attributable to NNC of $4,200, earnings of $24 attributable to discontinued operations, and cash used in discontinued operations of $385, partially offset by cash from changes in operating assets and liabilities of $185, and non-cash items of $4,192. The net cash from changes in operating assets and liabilities was mainly due to the reduction of accounts receivable of $339, change in inventory and deferred cost of $36 and $22, respectively, change in payroll, accrued and contractual liabilities of $66, and the change in deferred revenues of $3, partially offset by the decrease in accounts payable of $63, change in income taxes of $83, change in advanced billings of $78, change in restructuring liabilities of $20, and change in other operating assets and liabilities of $37. The primary additions to our net loss for non-cash items were $50 equity in net loss of EMEA Subsidiaries, pension and other accruals of $101, amortization and depreciation of $75, other net of $422, which includes funding from discontinued operations, and reorganization items under ASC 852 of $3,533.

Investing Activities

In 2011, net cash from investing activities was $249 primarily due to proceeds related to sale of businesses and assets of $4,602, of which $4,583 was reclassified to restricted cash and cash equivalents resulting in an increase in restricted cash and cash equivalents. The increase in restricted cash and cash equivalents related to proceeds was partially offset by decreases in restricted cash and cash equivalents of $230 primarily related to various distributions to the Debtors.

In 2010, net cash from investing activities was $207 primarily due to proceeds related to sale of businesses and assets of $994, a decrease in short term and long term investments of $24, net cash provided by discontinued operations of $211 and proceeds on disposal of plant and equipment of $203, partially offset by an increase in restricted cash and cash equivalents of $1,213, expenditures for plant and equipment of $9, and acquisitions of investments and businesses of $3.

Financing Activities

In 2011, cash used in financing activities was $2, primarily due to dividends paid by subsidiaries to noncontrolling interests.

In 2010, cash used in financing activities was $175, primarily due to dividends paid by subsidiaries to noncontrolling interests of $19, decrease in notes payable of $75, net decrease in capital leases payable of $4, and net cash used in discontinued operations of $77.

Other Items

In 2011, our cash position was negatively impacted by $11 due to the unfavorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar, Indian Rupee and Chinese Yuan against the U.S. Dollar.

In 2010, our cash position was negatively impacted by the exclusion of cash of $992 due to the deconsolidation of subsidiaries.

Fair Value Measurements

We utilize observable (Level 1 and Level 2) inputs in determining the fair value. See note 15 to the accompanying audited consolidated financial statements for additional information.

Future Uses of Liquidity

The matters described below, to the extent that they relate to future events or expectations, may be significantly affected by our Creditor Protection Proceedings. Those proceedings will involve, or may result in, various restrictions on our activities and/or the need to obtain third party approvals for various matters.

Our cash requirements, excluding distributions from restricted cash which may occur from time to time, for the 12 months commencing January 1, 2012 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $87; and

•	costs related to workforce reductions and real estate actions totaling approximately $4.

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

The following table provides information related to these types of bonds as of:

	2011	2010
Bid and performance-related bonds(a)	$3	$26
Other bonds(b)	-	-

Total bid, performance-related and other bonds	$3	$26

(a)	Net of restricted cash and cash equivalent amounts of $6 and $5 as of December 31, 2011 and 2010, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $1 and $15 as of December 31, 2011 and 2010, respectively.

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

Income Taxes

As of December 31, 2010, Nortel’s net deferred tax assets were nil. As of December 31, 2011, the net deferred tax liabilities were $7. The change of $7 resulted from the accrual of the deferred tax liabilities associated with the expected withholding taxes relating to investments in CALA and Asia. Our deferred tax assets are mainly comprised of net operating loss carryforwards, realized and unrealized capital loss carryforwards, tax credit carryforwards, outside basis differences and deductible temporary differences, which are primarily available to reduce future income taxes payable in Canada. During the third quarter of 2011, Nortel concluded the successful auction of Nortel’s remaining patent portfolio and closed this transaction on July 29, 2011, which resulted in a gain of $4,475 in the third quarter of 2011. The estimated tax impact in Canada resulted in a reduction of the gross deferred tax asset offset with a reduction in valuation allowance. There is significant uncertainty concerning the forecasted income or loss for 2012 and beyond and the uncertainty concerning the estimated final proceeds allocation by jurisdiction, and thus this significant negative evidence outweighs any positive evidence that may exist and Nortel believes that it is still appropriate to maintain a full valuation allowance in all jurisdictions.

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

Tax Contingencies

The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our audited consolidated financial statements at the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstance and information available. For purposes of intraperiod allocation, we include all changes in reserves relating to historical periods for uncertain tax positions in continuing operations. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. Our liability for uncertain tax positions was $11 recorded in other accrued liabilities as of December 31, 2011, of which nil is included in liabilities subject to compromise.

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

Pension and Post-retirement Benefits

We maintain various retirement programs, one or more of which covers substantially all of our employees, which consist of defined benefit, defined contribution and investment plans. In 2011, we contributed $2 to employees’ investment plans. In 2011, we also made payments of $2 in relation to its post-retirement obligation for expenses incurred prior to December 31, 2010. All other retirement plans have been closed to new contributions or formally terminated.

We are still formally the sponsor of defined benefit pension arrangements, for which administration duties have been transferred to Morneau Sheppell Ltd. (formerly known as Morneau Sobeco Limited Partnership) as of September 30, 2010, pursuant to a Settlement Agreement with former and disabled Canadian employee representatives. Under this agreement, our post-retirement and post-employment plans were terminated on December 31, 2010, and pension contributions were halted on September 30, 2010. Accordingly, no funding is expected for any of these arrangements in 2011. Further to this agreement, under separate Canadian Court orders, we made advance payments of $47 in 2011 to some beneficiaries in liquidating the Canadian Health and Welfare Trust as advance payment of their estimated claims against the Canadian Debtors.

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

On October 6, 2011, the Canadian Court approved a methodology and procedure for compensation related claims in Canada. As a result, in the third quarter of 2011, Nortel adjusted the recorded obligations to reflect the approved methodology for pension plans other than the defined benefit plan, but including post-retirement and post-employment plans. An adjustment of $108 was recorded to adjust the respective obligations with the expense recorded in reorganization items. For more information on the compensation claims motion, see “Developments in Creditor Protection Proceedings” section of this report.

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the U.K. Pension Protection Fund against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) at £2,100 or $3,300 as of January 2009. Since that date, the U.K. Pension regulator has made several attempts through courts in Canada to allow collection of this amount outside of Nortel’s stay under CCAA Proceedings, which have all been denied by the Canadian Courts. See note 22 to the accompanying audited consolidated financial statements for further information. We are of the view that any decision made in the U.K. courts would not result in any additional liability given the court decisions noted above.

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Our current best estimate of the expected allowed claim for this guarantee is £334 or $515 at December 31, 2011. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 14 to the accompanying audited consolidated financial statements.

Creditor Protection Proceedings

Of the $7,730 in proceeds received from divestitures as of December 31, 2011, $7,250 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

ASC 852 requires pre-petition liabilities of the debtor that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events. In addition, a number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods once these reviews are complete. A number of these proofs of claim, which total approximately $287, relate to certain real estate guarantees provided by NNL in respect of leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries.

Accounting Changes and Recent Accounting Pronouncements

Accounting Changes

Our financial statements are based on the selection and application of accounting policies based on accounting principles generally accepted in the U.S. See note 3 to the accompanying audited consolidated financial statements for a summary of the accounting changes that we have adopted on or after January 1, 2011.

Recent Accounting Pronouncements

For detailed information regarding recent accounting pronouncements and the impact thereof on our financial statements, see note 1 to the accompanying audited consolidated financial statements.

Outstanding Share Data

As of February 29, 2012, we had 498,206,366 NNC common shares outstanding.

Legal Proceedings and Environmental Matters

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

For a discussion of our legal proceedings, see the Legal Proceedings section of this report. For further information on these environmental matters, see note 22 in the accompanying audited consolidated financial statements.

Cautionary Notice Regarding Forward-Looking Information

Certain statements in this report may contain words such as “could”, “expect”, “may”, “should”, “will”, “anticipate”, “believe”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections about the operating environment, economies and markets in which we conduct our remaining business. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict, and the actual outcome may be materially different. Our assumptions, although considered reasonable by us at the date of this report, may prove to be inaccurate and consequently our actual results could differ materially from the expectations set out herein.

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: obtain required approvals and successfully consummate remaining divestitures; ability to satisfy remaining transition services agreement obligations in connection with the divestiture of business and assets; successfully conclude ongoing discussions for the sale of our remaining assets; develop, obtain required approvals for, and implement a court-approved plan; allocation of the sale proceeds of our businesses and assets among the various Nortel entities participating in these sales may take considerable time to resolve; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; maintain adequate cash on hand in each of our jurisdictions to fund our remaining work within the jurisdiction during the Creditor Protection Proceedings; obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, or other third parties; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; operate effectively, and in consultation with the Canadian Monitor, the Canadian creditors’ committee, the U.S. Creditors’ Committee, the U.S. Principal Officer, work effectively with the U.K. Administrators, and French Liquidator in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings; retain and incentivize key employees; retain, or if necessary, replace suppliers on acceptable terms and avoid disruptions in our supply chain regarding our remaining stranded contracts and operations; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be ascribed pursuant to any court-approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; and the delisting of NNC common shares and NNL preferred shares from the TSX; and (ii) risks and uncertainties relating to our remaining restructuring work including: fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; and our potential inability to maintain an effective risk management strategy. For additional information with respect to certain of these and other factors, see the “Risk Factors” section of this report. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Nortel Networks Corporation

We have audited the accompanying consolidated balance sheets of Nortel Networks Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in deficit and comprehensive income (loss) and cash flows for each of the years in the two year period ended December 31, 2011. These consolidated financial statements are the responsibility of Nortel Networks Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nortel Networks Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Chartered Accountants, Licensed Public Accountants

March 8, 2012

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Operations for the years ended December 31

(Millions of U.S. Dollars, except per share amounts)

	2011	2010
Revenues:
Products	$22	$501
Services	5	119

Total revenues	27	620

Cost of revenues:
Products	23	486
Services	18	46

Total cost of revenues	41	532

Gross profit (loss)	(14)	88
Selling, general and administrative expense	157	515
Research and development expense	-	107
Loss on sales and impairments of assets - net	3	3
Other operating income - net (note 7)	(57)	(281)

Operating loss	(117)	(256)
Other income (expense) - net (note 7)	(45)	57
Interest expense (contractual interest expense for the year ended December 31, 2011 and 2010 was $326 and $314, respectively)
Long term debt	(324)	(304)
Other	-	(2)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of associated companies and EMEA Subsidiaries	(486)	(505)
Reorganization items - net (note 6)	4,187	(3,694)

Earnings (loss) from continuing operations before income taxes, and equity in net loss of associated companies and EMEA Subsidiaries	3,701	(4,199)
Income tax benefit (expense)	(9)	40

Earnings (loss) from continuing operations before equity in net loss of associated companies and EMEA Subsidiaries	3,692	(4,159)
Equity in net loss of associated companies - net of tax	-	(1)
Equity in net loss of EMEA Subsidiaries (note 21)	-	(50)

Net earnings (loss) from continuing operations	3,692	(4,210)
Net earnings (loss) from discontinued operations - net of tax	(1)	24

Net earnings (loss)	3,691	(4,186)
Income attributable to noncontrolling interests	(21)	(14)

Net earnings (loss) attributable to Nortel Networks Corporation	$3,670	$(4,200)

Basic earnings (loss) per common share - continuing operations	$7.36	$(8.47)

Diluted earnings (loss) per common share - continuing operations	$6.91	$(8.47)

Total basic earnings (loss) per common share	$7.36	$(8.42)

Total diluted earnings (loss) per common share	$6.91	$(8.42)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Balance Sheets as of December 31

(Millions of U.S. Dollars, except share amounts)

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$751	$807
Restricted cash and cash equivalents	93	158
Accounts receivable - net	174	260
Inventories - net	-	4
Other current assets	79	154
Assets held for sale	-	39
Assets of discontinued operations (note 5)	-	4

Total current assets	1,097	1,426

Restricted cash and cash equivalents	7,479	3,061
Plant and equipment - net	-	30
Other assets	52	65

Total assets	$8,628	$4,582

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$319	$385
Payroll and benefit - related liabilities	17	42
Contractual liabilities	19	69
Restructuring liabilities	1	1
Other accrued liabilities (note 7)	17	55
Liabilities held for sale	-	10
Liabilities of discontinued operations (note 5)	1	5

Total current liabilities	374	567

Long-term liabilities
Deferred income taxes - net	7	-
Other liabilities (note 7)	17	31

Total long - term liabilities	24	31

Liabilities subject to compromise (note 20)	10,905	10,565
Liabilities subject to compromise of discontinued operations	34	35

Total liabilities	11,337	11,198

Guarantees, commitments, contingencies and subsequent events (notes 2, 14, 16, 22, and 23 respectively)

SHAREHOLDERS’ DEFICIT
Common shares, without par value - Authorized shares: unlimited; Issued and outstanding shares:
498,206,366 for 2011 and 2010	35,604	35,604
Additional paid-in capital	3,597	3,597
Accumulated deficit	(42,406)	(46,076)
Accumulated other comprehensive loss	(143)	(362)

Total Nortel Networks Corporation shareholders’ deficit	(3,348)	(7,237)
Noncontrolling interests	639	621

Total shareholders’ deficit	(2,709)	(6,616)

Total liabilities and shareholders’ deficit	$8,628	$4,582

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Changes in Deficit and Comprehensive Income (Loss)

(Millions of U.S. Dollars)

	2011	2010
Common shares

Balance at the beginning and end of the year	$35,604	$35,604

Additional paid-in capital
Balance at the beginning of the year	3,597	3,623
Other	-	(26)

Balance at the end of the year	3,597	3,597

Accumulated deficit
Balance at the beginning of the year	(46,076)	(41,876)
Net earnings (loss) attributable to Nortel Networks Corporation	3,670	(4,200)
Other	-	-

Balance at the end of the year	(42,406)	(46,076)

Accumulated other comprehensive income (loss)
Balance at the beginning of the year	(362)	(1,124)
Impact of EMEA Subsidiaries prior to deconsolidation	-	61
Impact of deconsolidations	-	1,069
Impact of discontinued operations	-	46
Foreign currency translation adjustment	90	(106)
Unrealized gain (loss) on investments - net	-	(21)
Change in unamortized pension and post - retirement actuarial losses and prior service cost	129	(287)

Balance at the end of the year	(143)	(362)

Noncontrolling interests	639	621

Total shareholders’ deficit	$(2,709)	$(6,616)

Total comprehensive income (loss) for the year
Net earnings (loss)	$3,691	$(4,186)
Other comprehensive income (loss) - net of tax	219	762

Total comprehensive income (loss) for the year	$3,910	$(3,424)

Less: comprehensive income (loss) attributable to noncontrolling interests
Net earnings	$(21)	$(14)
Foreign currency translation adjustment	-	8

Comprehensive income (loss) attributable to Nortel Networks Corporation	$3,889	$(3,430)

The accompanying notes are an integral part of these consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Consolidated Statements of Cash Flows for the years ended December 31

(Millions of U.S. Dollars)

	2011	2010
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Nortel Networks Corporation	$3,670	$(4,200)
Net (earnings) loss from discontinued operations - net of tax	1	(24)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	33	75
Equity in net loss of associated companies - net of tax	-	1
Equity in net loss of EMEA Subsidiaries (note 21)	-	50
Deferred income taxes	7	(6)
Pension and other accruals	55	101
Loss on sales of businesses and impairments of assets - net	-	2
Income attributable to noncontrolling interests - net of tax	21	14
Reorganization items - non cash	(4,276)	3,533
Other - net	11	422
Change in operating assets and liabilities	186	185

Net cash from (used in) operating activities - continuing operations	(292)	153
Net cash used in operating activities - discontinued operations	-	(385)

Net cash used in operating activities	(292)	(232)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	-	(9)
Proceeds on disposals of plant and equipment	-	203
Change in restricted cash and cash equivalents	(4,353)	(1,213)
Decrease in short and long-term investments	-	24
Acquisitions of investments and businesses - net of cash acquired	-	(3)
Proceeds from the sales of investments, businesses and assets - net	4,602	994

Net cash from (used in) investing activities - continuing operations	249	(4)
Net cash from investing activities - discontinued operations	-	211

Net cash from investing activities	249	207

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(2)	(19)
Decrease in notes payable	-	(75)
Repayments of capital leases	-	(4)

Net cash used in financing activities - continuing operations	(2)	(98)
Net cash used in financing activities - discontinued operations	-	(77)

Net cash used in financing activities	(2)	(175)

Effect of foreign exchange rate changes on cash and cash equivalents	(11)	1
Reduction of cash and cash equivalents of deconsolidated subsidiaries	-	(992)

Net cash used in continuing operations	(56)	(940)
Net cash used in discontinued operations	-	(251)

Net decrease in cash and cash equivalents	(56)	(1,191)

Cash and cash equivalents at beginning of the year	807	1,998

Cash and cash equivalents at end of the year	751	807
Less cash and cash equivalents of discontinued operations at end of the year	-	-

Cash and cash equivalents of continuing operations at end of the year	$751	$807

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

Nortel Networks Corporation

Prior to Nortel’s significant business divestitures, Nortel Networks Corporation (“Nortel”, “NNC” or the “Company”) was a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies spanned access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consisted of hardware, software and services. Nortel designed, developed, engineered, marketed, sold, licensed, installed, serviced and supported these networking solutions worldwide. As further discussed in note 2, Nortel is currently focused on the remaining work under the Creditor Protection Proceedings (as defined in note 2), including providing transitional services to the purchasers of Nortel’s businesses, ongoing restructuring matters and the sale of any remaining assets.

As of December 31, 2011, Nortel has completed the sales of all of its businesses, and regarding these businesses, only the residual contracts not transferred to the various buyers remain. As a result, commencing with the first quarter of 2011, Nortel has one reportable segment, being the consolidated entity, as its chief operating decision maker reviews financial and operating results on that basis. Accordingly, Nortel has adjusted previously reported financial information to conform to the change in reportable segments as compared to the prior year.

Nortel Networks Limited (“NNL”) is Nortel’s principal direct operating subsidiary and its results are consolidated into Nortel’s results. Nortel holds all of NNL’s outstanding common shares but none of its outstanding preferred shares. NNL’s preferred shares are reported in noncontrolling interests in the consolidated balance sheets and dividends accrued on preferred shares are reported in income attributable to noncontrolling interests in the statements of operations. Nortel does not expect to pay any of these cumulative dividends as a result of the Creditor Protection Proceedings.

Consolidated Financial Statements

The consolidated financial statements as of and for the year ended December 31, 2011 have been presented on a consolidated basis to include Nortel and all of its majority owned and controlled subsidiaries.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852 “Reorganization” (“ASC 852”), which is applicable to companies that have filed petitions under applicable bankruptcy code provisions and as a result of the Creditor Protection Proceedings (as defined below) is applicable to Nortel, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of an applicable bankruptcy petition distinguish transactions and events that are directly associated with reorganization from the ongoing operations of the business. For this reason, Nortel’s revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the Creditor Protection Proceedings must be reported separately as reorganization items in the statements of operations. The balance sheets must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, reorganization items must be disclosed separately in the statements of cash flows. Nortel adopted ASC 852 effective on January 14, 2009 and has segregated those items outlined above for all reporting periods subsequent to such date.

After consideration of the guidance available in ASC 810 “Consolidation” (“ASC 810”) and ASC 852, the consolidated financial statements as of and for the years ended December 31, 2011 and 2010 have been presented on the following basis with respect to Nortel subsidiaries:

—

the subsidiaries in Europe, the Middle East and Africa (“EMEA”), Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”), Nortel Networks (Ireland) Limited (collectively, “EMEA Debtors”) and their subsidiaries (collectively, “EMEA Subsidiaries”) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

—

the U.S. subsidiaries and their subsidiaries (collectively, “U.S. Subsidiaries”) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

—

other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied in 2008 prior to the commencement of the Creditor Protection Proceedings with the exception of deconsolidated subsidiaries due to loss of control once these subsidiaries were deemed to be in liquidation proceedings.

Based on Nortel’s review of the applicable accounting guidance, Nortel determined that it did not exercise all of the elements of control over the operating and financial policies of the EMEA Subsidiaries once the EMEA Debtors filed for creditor protection, although it continued to exercise significant influence over their operating and financial policies. As a result, in accordance with ASC 810, from the Petition Date (as defined below) to May 31, 2010, Nortel accounted for its interests in the EMEA Subsidiaries under the equity method in accordance with FASB ASC 323 “Investments - Equity Method and Joint Ventures” (“ASC 323”). On the Petition Date, the carrying value of Nortel’s investment in the EMEA Subsidiaries was in a net liability position. As the carrying values of the EMEA Subsidiaries’ net liabilities were not considered to have differed materially from their estimated fair values and due to continuing involvement by Nortel and its consolidated subsidiaries with the EMEA Subsidiaries, including NNL’s guarantee of the U.K. pension liability, see note 14, Nortel concluded that the initial carrying value of its investment in these consolidated financial statements should reflect the EMEA Subsidiaries’ net liabilities, and no gain or loss was recognized on the change to equity accounting. As of May 31, 2010, Nortel concluded that it no longer exercised significant influence over the operating and financial policies of the EMEA Subsidiaries due to the significance of the completed dispositions, the ongoing role and decision making authority of the U.K. Administrators (as defined below), and because Nortel was no longer committed to provide further support to the EMEA Subsidiaries. Accordingly, a loss on deconsolidation was recognized during the year ended December 31, 2010.

Further, based on its review of the applicable accounting guidance, Nortel determined that it did not exercise all of the elements of control over the U.S. Subsidiaries as of October 1, 2010 due to the progression of the Creditor Protection Proceedings, nor did it exercise significant influence over their operating and financial policies. As a result, Nortel also deconsolidated the U.S. Subsidiaries and has accounted for its investment using the cost method of accounting as of October 1, 2010 on a prospective basis. As a result, the financial position and results of operations of the U.S. Subsidiaries are not reflected in its consolidated financial results after September 30, 2010. This change was largely based on Nortel’s work toward standalone debtor estates due to the diminishing interdependency between the estates primarily resulting from the sale of substantially all of its global businesses, the increased influence of and participation by the U.S. Principal Officer, as defined below, and the change in composition of the board of directors related to the U.S. Subsidiaries. The change in accounting in respect of these subsidiaries resulted in a non-cash charge of $2,163 in the fourth quarter of 2010. The charge is primarily related to the recognition of intercompany liabilities between the Canadian estate and the U.S. estate, including the guarantee of a U.S. subsidiary’s debt as discussed in note 14.

Nortel continues to exercise control over its subsidiaries located in Canada, Central America and Latin America (“CALA”) and Asia (other than those entities that are EMEA Subsidiaries, U.S. Subsidiaries or have been placed in liquidation proceedings), and its financial statements are prepared on a consolidated basis with respect to those subsidiaries. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Basis of Presentation and Going Concern Considerations

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

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts and other receivables, recognition and measurement of creditors’ claims, fair value of guarantees, allocation of proceeds from sale of businesses and assets (see note 2 – Divestiture Proceeds Received), asset valuations, impairment assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, contingencies and pre-petition liabilities.

Beginning on January 14, 2009 (the Petition Date), Nortel and certain of its subsidiaries in Canada, the U.S., and in certain EMEA countries filed for creditor protection under the relevant jurisdictions of Canada, the U.S., the United Kingdom (“U.K.”) and subsequently commenced separate proceedings in Israel, followed by secondary proceedings in France. The consolidated financial statements do not purport to reflect or provide for the consequences of the Creditor Protection Proceedings. In particular, such consolidated financial statements do not purport to show: (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, all amounts that may be allowed for claims or contingencies, or the status and priority thereof, or the amounts at which they may ultimately be settled; (c) as to shareholders’ accounts, the effect of any changes that may be made in Nortel’s capitalization; or (d) as to divestiture proceeds held in escrow and recorded by NNL solely for financial reporting purposes, the final allocation of these proceeds as between various Nortel legal entities, including entities that are not consolidated in these consolidated financial statements, which will ultimately be determined either by joint agreement or through a dispute resolution proceeding (see note 2).

The ongoing Creditor Protection Proceedings and completed divestitures of Nortel’s businesses and assets, both completed and those asset sales that may arise in the future, raise substantial doubt as to whether Nortel will be able to continue as a going concern. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the consolidated financial statements continue to be prepared using the going concern basis, which assmes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, there is substantial doubt regarding the realization of assets and discharge of liabilities. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the consolidated financial statements. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Liquidation of Subsidiaries

With the completed sales of Nortel’s businesses, Nortel is focused on maximizing proceeds and cash flows with respect to remaining assets. This includes the winding up of Nortel’s remaining operations and subsidiaries globally, which may involve orderly wind-ups as well as commencement of liquidation proceedings, as the circumstances warrant.

Events may impact when, and if, an entity is deemed to be in liquidation including local statutory requirements and court approvals. As such approvals and events occur, Nortel will evaluate whether a change in basis of accounting for such entities is appropriate, and in all such cases, Nortel will assess the carrying values of those entities’ assets when it appears likely such entities will be approved for liquidation. Generally, Nortel expects that an entity deemed to be in liquidation will result in a loss of control, deconsolidation of the entity, and accounting for the entity prospectively on a cost method basis. Nortel recorded a loss of $74 for the year ended December 31, 2010, related to the liquidation of seven entities, which are included in reorganization items. No additional entities were deemed to be in liquidation in the year ended December 31, 2011.

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

Nortel was required to establish a fair value at the initial recognition and measurement date for these guarantees under ASC 460 Guarantees (“ASC 460”), which, based on the nature of these guarantees, is the deconsolidation date. These fair values are not determinative of any expected allowed claim under the Creditor Protection Proceedings. See note 14.

These errors resulted in the understatement of Nortel’s net loss and liabilities subject to compromise in the second and fourth quarters of 2010 of $68 and $57, respectively, and an understatement of net loss and liabilities subject to compromise of $125 as at and for the year ended December 31, 2010. Nortel has recast the cumulative effect of these errors as at December 31, 2010 by increasing its liabilities subject to compromise and accumulated deficit by $125. Nortel has also recast the statements of operations and cash flows for the year ended December 31, 2010, resulting in a charge to reorganization items, net and a corresponding increase in the net loss reported.

Nortel reviewed the impact of these errors on prior annual and interim periods in accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality (“SAB 99”) and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”) and determined that the errors were not material to the applicable prior periods.

The following table summarizes the adjustments to the impacted periods:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended December 31, 2010	Year Ended December 31, 2010
Reported net loss	($1,504)	($1,149)	($2,277)	($4,075)
Adjustment for the recognition of lease guarantees	($68)	($68)	($57)	($125)

Adjusted net loss	($1,572)	($1,217)	($2,334)	($4,200)

The adjustment totaling $68 for the six months ended June 30, 2010 was also applicable to the nine months ended September 30, 2010 and the comparative period financial results were adjusted accordingly.

Comparative Figures

Certain 2010 figures in the consolidated financial statements have been reclassified to conform to Nortel’s current period presentation.

2. Creditor protection proceedings

On the Petition Date, after extensive consideration of all other alternatives, with the unanimous authorization of the Nortel board of directors after thorough consultation with its advisors, certain Nortel entities, including NNC and NNL, initiated creditor protection proceedings in multiple jurisdictions under the respective restructuring regimes of Canada, under the Companies’ Creditors Arrangement Act (“CCAA”) (“CCAA Proceedings”), the U.S. under Chapter 11 of the U.S. Bankruptcy Code (“Chapter 11”) (“Chapter 11 Proceedings”), U.K. under the Insolvency Act 1986 (“U.K. Administration Proceedings”), and subsequently, Israel under the Israeli Companies Law 1999 (“Israeli Administration Proceedings”). On May 28, 2009, one of Nortel’s French subsidiaries, NNSA was placed into secondary proceedings (“French Secondary Proceedings”). The CCAA Proceedings, Chapter 11 Proceedings, U.K. Administration Proceedings, Israeli Administration Proceedings and French Secondary Proceedings are together referred to as the “Creditor Protection Proceedings”. On July 14, 2009, Nortel Networks (CALA) Inc. (“NNCI”), a U.S. based subsidiary with operations in the CALA region, also filed a voluntary petition for relief under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware (“U.S. Court”) and became a party to the Chapter 11 Proceedings. Nortel initiated the Creditor Protection Proceedings with a consolidated cash balance, as of December 31, 2008, of approximately $2,400, in order to preserve its liquidity and fund operations during the process.

“Debtors” as used herein means: (i) Nortel, together with NNL and certain other Canadian subsidiaries (collectively, “Canadian Debtors”) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (“Canadian Court”); (ii) Nortel Networks Inc. (“NNI”), Nortel Networks Capital Corporation (“NNCC”), NNCI and certain other U.S. subsidiaries (collectively, “U.S. Debtors”) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) the EMEA Debtors that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (“English Court”) (including NNSA); and certain Israeli subsidiaries that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv.

In June, 2009, Nortel determined that selling its businesses was the best path forward. Nortel has completed divestitures of all of its businesses including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd. (“Diamondware”), to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components to Hitachi, Ltd. (“Hitachi”); (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corporation (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); (viii) the sale of NNL’s 50% plus one share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson; (ix) the sale of substantially all of the assets of its global Multi Service Switch (“MSS”) business to Ericsson; (x) the sale of substantially all of the assets of Guangdong-Nortel Telecommunications Equipment Co. Ltd. (“GDNT”), to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, “Ericsson China”); (xi) the sale of its remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively the “Consortium”); and (xii) the sale of a small number of its Internet Protocol version 4 addresses.

Approximately $7,730 in net proceeds have been generated through the completed sales of Nortel’s businesses and patents and patent applications. Substantially all proceeds received in connection with the completed sales of businesses and assets are being held in escrow, and have been recorded by NNL solely for financial reporting purposes until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined.

While numerous milestones have been met, significant work remains under the Creditor Protection Proceedings. A Nortel business services group (“NBS”) was established in 2009 that provided global transitional services to purchasers of Nortel’s businesses, in fulfillment of contractual obligations under transition services agreements (“TSAs”) entered into in connection with the sales of Nortel’s businesses and assets. These services included maintenance of customer and network service levels during the integration process, and provided expertise and infrastructure in finance, supply chain management, information technology (“IT”), research and development (“R&D”), human resources and real estate necessary for the orderly and successful transition of businesses to purchasers over a period of generally up to 24 months from the closing of the sales. NBS also focused on maximizing the recovery of Nortel’s remaining accounts receivable, inventory and real estate assets, independent of the TSAs. As of December 31, 2011, Nortel had completed substantially all of its obligations under the TSAs with respect to the business sales. As well, Nortel entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is expected to be completed no later than March 31, 2012.

A core corporate group (“Corporate Group”) was also established in 2009 and continues to be focused on a number of key actions to maximize value for stakeholders, including the sale of remaining assets, wind down of global operations and entities, the creditor claims process, and working toward conclusion of the Creditor Protection Proceedings and any eventual distributions to creditors. The Corporate Group also continues to provide administrative and management support to Nortel’s consolidated affiliates around the world while completing the orderly wind down of those remaining operations.

With the sale of all of Nortel’s businesses, the interdependency between the Debtors under the different Creditor Protection Proceedings has diminished and is expected to continue to diminish, and thus the estates have worked toward separation of various corporate functions to allow each estate to be standalone. Extensive analysis and actions have been performed to segregate most of these functions such that the Canadian Debtors and the U.S. Debtors operate independently of one another. The Debtors continue to work on implementing plans for the separation of IT functions and applications during the first half of 2012.

One of the key remaining matters under the Creditor Protection Proceedings is the determination of allocation of sale proceeds among the various Nortel legal entities that participated in the sales of Nortel’s businesses, which include entities subject to the respective Creditor Protection Proceedings in the different jurisdictions as well as entities that are not subject to any court supervision or proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court (“Initial Order”) for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended to April 13, 2012 and is subject to further extension by the Canadian Court. There is no guarantee that the Canadian Debtors will be able to obtain court orders or approvals with respect to motions the Canadian Debtors may file from time to time to extend further the applicable stays of actions and proceedings against them. Pursuant to the Initial Order, the Canadian Debtors received approval to continue to undertake various actions in the normal course in order to maintain stable and continuing operations during the CCAA Proceedings.

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

As a consequence of the CCAA Proceedings, generally, all actions to enforce or otherwise effect payment or repayment of liabilities of any Canadian Debtor arising prior to the Petition Date and substantially all pending claims and litigation against the Canadian Debtors and their officers and directors have been stayed until April 13, 2012, or such later date as may be ordered by the Canadian Court. In addition, the CCAA Proceedings have been recognized by the U.S. Court as “foreign proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the stay granted by the Canadian Court. A cross-border court-to-court protocol (as amended) has also been approved by the U.S. Court and the Canadian Court. This protocol provides the U.S. Court and the Canadian Court with a framework for the coordination of the administration of the Chapter 11 Proceedings and the CCAA Proceedings on matters of concern to both courts.

The Canadian Court has also granted charges against some or all of the assets of the Canadian Debtors and any proceeds from any sales thereof, including the following current charges: a charge in favor of the Canadian Monitor, its counsel and counsel to the Canadian Debtors as security for payment of certain professional fees and disbursements; a charge in favor of NNI as security for excess payment by NNI of certain corporate overhead and R&D services provided by NNL to the U.S. Debtors; a charge to support an indemnity for the directors and officers of the Canadian Debtors relating to certain claims that may be made against them in such roles, as further described below; an intercompany charge in favor of: (i) any U.S. Debtor that loans or transfers money, goods or services to a Canadian Debtor; (ii) any EMEA Debtors who provide goods or services to the Canadian Debtors; (iii) NNL for any amounts advanced by NNL to Nortel Networks Technology Corporation (“NNTC”) following the Petition Date; and (iv) NNUK for certain payments due by NNL to NNUK out of the allocation of sale proceeds NNL actually receives from future material asset sales, subject to certain conditions. The Canadian Court also approved an additional charge against all of the property of the Canadian Debtors to secure payment of the amounts that have been determined to be payable to participants under the NSIP (as defined below). A further charge has been granted in favor of certain former employees and long term disability employees who are beneficiaries under the Settlement Agreement (as defined below) against all of the property of the Canadian Debtors to secure payment of the medical, dental, income, termination and pension payments agreed to be paid by the Canadian Debtors under the Settlement Agreement.

Chapter 11 Proceedings

Also on the Petition Date, the U.S. Debtors, other than NNCI, filed voluntary petitions under Chapter 11 with the U.S. Court. The U.S. Debtors received approval from the U.S. Court for a number of motions enabling them to continue to operate their businesses generally in the ordinary course. Among other things, the U.S. Debtors received approval to continue paying employee wages and certain benefits in the ordinary course; to generally continue their cash management system; and to continue honoring customer obligations and paying suppliers for goods and services received on or after the Petition Date. On July 14, 2009, NNCI also filed a voluntary petition for relief under Chapter 11 in the U.S. Court and thereby became one of the U.S. Debtors subject to the Chapter 11 Proceedings, although the petition date for NNCI is July 14, 2009. On July 17, 2009, the U.S. Court entered an order of joint administration that provided for the joint administration, for procedural purposes only, of NNCI’s case with the pre-existing cases of the other U.S. Debtors.

As required under the U.S. Bankruptcy Code, on January 22, 2009, the United States Trustee for the District of Delaware (“U.S. Trustee”) appointed an official committee of unsecured creditors, which currently includes The Bank of New York Mellon, Pension Benefit Guaranty Corporation (“PBGC”) and Law Debenture Trust Company of New York (“U.S. Creditors’ Committee”). The U.S. Creditors’ Committee has the right to be heard on all matters that come before the U.S. Court with respect to the U.S. Debtors. There can be no assurance that the U.S. Creditors’ Committee will support the U.S. Debtors’ positions on matters to be presented to the U.S. Court. In addition, a group purporting to hold substantial amounts of Nortel’s publicly traded debt has organized (“Bondholder Group”). Nortel’s management and the Canadian Monitor have met with the Bondholder Group and its advisors to provide status updates and share information with them that has been shared with other major stakeholders. Disagreements between the Debtors and the U.S. Creditors’ Committee and the Bondholder Group could protract and negatively impact the Creditor Protection Proceedings.

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

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and LTD benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. In anticipation that the U.S. Debtors will seek modification or termination of some or all of the U.S. retiree and LTD benefits at a later time, on June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S. Trustee to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 22, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of LTD employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. LTD benefits. On August 2, 2011, the U.S. Trustee appointed the members of these committees.

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

On September 23, 2011, the U.S. Court established a claims bar date of November 15, 2011 for the filing of certain inter-company claims against the U.S. Debtors, which did not apply to the filing of inter-company claims by the Canadian Debtors, the entities subject to the U.S. EMEA Claims Bar Date (defined below) and majority-owned direct and indirect subsidiaries of the U.S. Debtors. The November 15, 2011 claims bar date also applied to the filing of all indemnification and/or contribution claims of directors and officers who were directors and/or officers as of August 1, 2009 and whose claims arise from service to the U.S. Debtors or any of the U.S. Debtors’ non-debtor affiliates. Certain affiliates of the U.S. Debtors in the Asia and CALA regions, which are consolidated in Nortel’s results, filed inter-company claims against the U.S. Debtors for an aggregate amount of approximately $58 by the November 15, 2011 bar date. Nortel has established reserves as appropriate for these accounts receivable balances in current and prior periods.

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

Administration Proceedings

Also on the Petition Date, the EMEA Debtors made consequential filings and each obtained an administration order from the English Court under the Insolvency Act 1986. The filings were made by the EMEA Debtors under the provisions of the European Union’s Council Regulation (“EC”) No 1346/2000 on Insolvency Proceedings (“EC Regulation”) and on the basis that each EMEA Debtor’s center of main interests was in England. The U.K. Administration Proceedings currently extend to January 14, 2014, subject to further extension. Under the terms of the orders, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst

& Young Chartered Accountants (in Ireland) were appointed as joint administrators with respect to the EMEA Debtor in Ireland and representatives of Ernst & Young LLP were appointed as joint administrators for the other EMEA Debtors (collectively, “U.K. Administrators”) to manage each of the EMEA Debtors’ affairs, business and property under the jurisdiction of the English Court and in accordance with the applicable provisions of the Insolvency Act 1986. The Insolvency Act 1986 provides for a moratorium during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, wind up the company, enforce security, or commence or progress legal proceedings. All of Nortel’s operating EMEA subsidiaries except those in the following countries are included in the U.K. Administration Proceedings: Nigeria, Russia, Ukraine, Israel, Norway, Switzerland, South Africa and Turkey.

The U.K. Administration Proceedings have been recognized by the U.S. Court as “foreign main proceedings” pursuant to the provisions of Chapter 15 of the U.S. Bankruptcy Code, giving effect in the U.S. to the moratorium provided by the Insolvency Act 1986.

Certain of Nortel’s Israeli subsidiaries (“Israeli Debtors”) commenced separate creditor protection proceedings in Israel. On January 19, 2009, the District Court of Tel Aviv (“Israeli Court”) appointed administrators over the Israeli Debtors (“Israeli Administrators”). The orders of the Israeli Court provide for a “stay of proceedings” in respect of the Israeli Debtors whose creditors are prevented from taking steps against the companies or their assets and which, subject to further orders of the Israeli Court, remains in effect during the Israeli Administration Proceedings.

On May 28, 2009, at the request of the U.K. Administrators of NNSA, the Commercial Court of Versailles, France (“French Court”) ordered the commencement of secondary proceedings in respect of NNSA. The French Secondary Proceedings consist of liquidation proceedings and NNSA is no longer authorized to continue its business operations.

Significant Business and Other Divestitures

CDMA and LTE Access Assets

On November 13, 2009, Nortel announced that following satisfaction of all closing conditions, it, NNL, and certain of its other subsidiaries, including NNI, had completed the sale of substantially all of the assets of its CDMA business and LTE Access assets to Ericsson for $1,130, subject to certain post closing purchase price adjustments. The purchase price has been finalized with a downward purchase price adjustment of $1. In connection with this transaction and included in the net gain realized for accounting purposes, NNL and NNI paid an aggregate break-up fee of $19.5 plus $3 in expense reimbursements to Nokia Siemens Networks B.V., the party to the “stalking horse” asset sale agreement that was outbid by Ericsson in the “stalking horse” or 363 sales process under Chapter 11. Nortel recognized a cumulative gain on disposal of $1,192 for this divestiture.

The related CDMA business and LTE Access assets financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Packet Core Assets

On December 8, 2009, Nortel announced that following satisfaction of all closing conditions, NNL and NNI had completed the sale of Nortel’s Packet Core Assets to Hitachi for $10. Nortel recognized a gain on disposal of $8 for this divestiture.

The related Packet Core Assets financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Enterprise Solutions Business

On December 18, 2009, Nortel announced that it, NNL, and certain of Nortel’s other subsidiaries, including NNI and NNUK, had completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. to Avaya for a purchase price of $900 in cash, subject to certain post closing purchase price adjustments, with an additional pool of $15 reserved for an employee retention program. The purchase price was finalized with no adjustments. The sale of certain ES assets held by Israeli subsidiaries was subsequently approved by the Israeli Court on December 21, 2009. All other closing conditions had been satisfied as of December 18, 2009. Nortel recognized a cumulative gain on disposal of $750 for this divestiture.

The related ES business and NGS financial results of operations have been classified as discontinued operations, beginning in the third quarter of 2009, as they met the definition of a component of an entity as required under U.S. GAAP. See note 5.

Optical Networking and Carrier Ethernet Businesses

On March 19, 2010, Nortel announced that it, NNL, and certain of its subsidiaries, including NNI and NNUK, had completed the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena for a purchase price of approximately $774. The purchase price has been finalized with downward working capital adjustments of approximately $81. In conjunction with the sale of its Ottawa Carling Campus, Nortel was required to exercise its early termination rights on the facility lease with Ciena and to pay Ciena $33.5 at closing. See the “Sale of Ottawa Carling Campus” section below for further information.

Nortel recognized a cumulative gain on disposal of $546 for this divestiture.

The related Optical Networking and Carrier Ethernet businesses’ financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

LGN Joint Venture

On June 29, 2010, Nortel announced that NNL had completed the sale of its 50% plus one share interest in LGN to Ericsson for a purchase price of $242 in cash, subject to certain purchase price adjustments. The purchase price was finalized with no change to the purchase price. Nortel recognized a gain on disposal of $53 in the year ended December 31, 2010. See note 5.

In addition to the sale proceeds, prior to closing, NNL received approximately 50% of a capital reduction paid out by LGN to its shareholders, NNL and LGE, in the amount of 200 billion Korean Won (approximately CAD $181). NNL received CAD $83, net of withholding taxes.

The related financial results of operations of LGN have been classified as discontinued operations beginning in the second quarter of 2010 as they met the definition of a component of an entity as required under U.S. GAAP.

MSS Business

On March 11, 2011, Nortel announced that it, NNL, and certain of Nortel’s other subsidiaries, including NNI and NNUK, had completed the sale to Ericsson of substantially all of its global MSS business and the associated Data Packet Network and Services Edge Router (Shasta) product groups for a purchase price of $65 in cash. The purchase price has been finalized and was subject to a downward price adjustment relating to working capital of $12 in the year ended December 31, 2011. Nortel recorded a gain on disposal of $40, as adjusted for all closing conditions, for this divestiture.

The related financial results of operations of the MSS business were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

GSM/GSM-R Business

On March 31, 2010, Nortel announced that it had completed the sale of substantially all of the assets of its global GSM/GSM-R business to Ericsson and Kapsch for aggregate proceeds of $103. The purchase price with respect to the sale to Ericsson has been finalized and the sales proceeds were subject to a downward working capital adjustment of $6 recorded in the year ended December 31, 2010. The purchase price with respect to the sale to Kapsch was finalized in the fourth quarter of 2011 and resulted in an upward working capital adjustment of $3. Nortel recognized a cumulative gain on disposal of $125 for this divestiture.

The related GSM/GSM-R business financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

CVAS Business

On May 28, 2010, Nortel announced that it had completed the sale of substantially all of its assets of the CVAS business globally to GENBAND for a purchase price of $282, subject to balance sheet and other adjustments estimated at the time at approximately $100, resulting in estimated net proceeds of approximately $182. Subsequent to closing, a dispute arose between the parties over the interpretation of a defined term in the asset sale agreement regarding the final purchase price payable to Nortel. In connection with the dispute between the parties over the interpretation of a defined term in the asset sale agreement, Nortel recorded a charge in the first quarter of 2011 of $25 as its best estimate of the probable amount payable to GENBAND based on settlement discussions which were ongoing among the parties. In August 2011, the settlement discussions resulted in the parties reaching agreement on a final purchase price of approximately $157, a difference of approximately $25 from the initial purchase price on closing of $182. This settlement was approved by the Canadian Court and the U.S. Court on August 23, 2011. Nortel recognized a cumulative gain on disposal of $180 for this divestiture.

The related CVAS business financial results of operations were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

GDNT Joint Venture

On May 12, 2011, Nortel announced that GDNT had concluded the sale of substantially all of its assets to Ericsson China for an aggregate purchase price of approximately $51 in cash, subject to certain purchase price adjustments. The purchase price has been finalized and the parties agreed to an upward purchase price adjustment of approximately $6, which was recorded in the second quarter of 2011. NNL and Nortel China Limited together own 62 percent of GDNT. Nortel China Limited is wholly owned by NNL. It is expected that GDNT will soon commence a process to wind down the entity and deal with its remaining assets and liabilities in accordance with Chinese law. At the conclusion of this process, any funds remaining in GDNT will be distributed to its shareholders. Nortel recognized a gain on disposal of $24 for this divestiture.

The related financial results of operations of GDNT were not classified as discontinued operations as they did not meet the definition of a component of an entity as required under U.S. GAAP.

Intellectual Property

On June 30, 2011, Nortel announced that it, NNL and certain of its other subsidiaries, including NNI and NNUK, concluded a successful auction with the Consortium emerging as the winning bidder for the sale of all of Nortel’s remaining patents and patent applications for a cash purchase price of $4,500. In connection with the sale of the patents and patent applications, Nortel received good faith deposits of $108 of which $54 was refunded to the unsuccessful bidders in the third quarter of 2011 and the balance was credited toward the purchase price paid on closing by the Consortium. Nortel also received additional proceeds of $18 related to the sale of certain NNL tax attributes to the Consortium, which have been included as part of cash and cash equivalents.

This sale included more than 6,000 patents and patent applications spanning wireless, wireless 4G, data networking, optical, voice, internet, service provider, semiconductors and other patent portfolios.

On July 11, 2011, NNC, NNL, NNI and certain other subsidiaries obtained orders from the U.S. Court and the Canadian Court at a joint hearing approving the sale agreement. Nortel concluded the sale on July 29, 2011 and recognized a gain on disposal of $4,475. An aggregate break-up fee of $25 plus $4 in expense reimbursements was paid to Google Inc., the unsuccessful “stalking horse” bidder.

Internet Protocol Addresses

Nortel commenced a process, approved by the Canadian Court, to sell certain residual IT assets primarily consisting of about 17 million Internet Protocol version 4 addresses (“IP Addresses”) and IT hardware assets including 700 servers. Working together with the Canadian Monitor, Nortel’s goal is to maximize the value of these residual IT assets in a timely manner. Any definitive sale agreement will require approval of the Canadian Court.

On February 17, 2012, the Canadian Court approved two sale agreements NNL and NNTC had entered into for the sale of rights in a small number of our IP Addresses. Under one sale agreement CSC Holdings LLC, the operating subsidiary of Cablevision Systems Corporation, is the purchaser of a certain number of the IP Addresses, and under the other sale agreement, Salesforce.com Inc. is the purchaser of a certain number of the IP Addresses. The financial and other terms of each of the sale agreements, including the cash purchase price and the IP Addresses included in each sale, have been sealed by order of the Canadian Court because disclosure of such terms may be detrimental to the Canadian Debtors’ interests in seeking to consummate these and other sales of IP Addresses. Both purchasers have obtained approval from the American Registry for Internet Numbers (“ARIN”) with respect to the transfer and registration of the IP Addresses in the respective purchasers’ name upon closing. Nortel closed these sales in the first quarter of 2012 and the proceeds from the transactions have been deposited into an NNL single purpose bank account. The Canadian Debtors and the U.S. Debtors have agreed that any dispute relating to the rights and claims, if any, of the U.S. Debtors in and to the IP Addresses, including to an allocation of such sale proceeds, will be subject to a joint hearing of the Canadian Court and the U.S. Court prior to the distribution of such sale proceeds and, if appropriate, orders of such courts approving such distributions. Nortel continues to seek buyers for the remainder of its IP Addresses.

Transition Services Agreements

Nortel entered into TSAs in connection with certain of the divestitures discussed above and is contractually obligated under such TSAs to provide transition services to certain purchasers of its businesses and assets, such as IT, order management, supply chain, service and technical support, finance and certain back office services. Nortel has, subject to certain limitations, agreed to indemnify purchasers for losses in connection with a breach of its obligations under the TSAs or for certain other claims or losses that might arise under the TSAs. Nortel receives income from the TSAs, which is reported in its financial statements under “Billings under TSAs”, part of Other income (expense) – net. As of December 31, 2011, Nortel had completed substantially all of its obligations under the TSAs with respect to the business sales. As well, Nortel entered into a TSA in connection with the patent and patent applications sale to the Consortium, which is expected to be completed no later than March 31, 2012.

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

Divestiture Proceeds Received

As of December 31, 2011, approximately $7,730 in net proceeds have been generated and received through the completed sales of businesses and assets. These divestiture proceeds include the following approximate amounts:

(a)	$1,070 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, Ltd. and NGS;

(e)	$638 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$67 from the sale of Nortel’s North American GSM business;

(g)	$36 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

(h)	$149 from the sale of substantially all of Nortel’s CVAS business;

(i)	$234 from the sale of Nortel’s 50% plus one share interest in LGN;

(j)	$45 from the sale of substantially all of Nortel’s MSS business;

(k)	$56 from the sale of substantially all of the GDNT assets (proceeds recorded in cash and cash equivalents);

(l)	$4,470 from the sale of Nortel’s remaining patents and patent applications; and

(m)	$5 from the sale of various other business assets.

As of December 31, 2011, $7,250 of proceeds received from divestitures is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in non-current restricted cash and cash equivalents, all of which is currently reported in NNL solely for financial reporting purposes (including with respect to any gain recorded on such divestitures). The difference between the net proceeds received and the amount in escrow at December 31, 2011 is as a result of amounts that, from time to time, have been distributed, with the consent of each of the Debtors’ estates and court approvals, as applicable from the escrow accounts to satisfy: 1) various obligations arising from the divestitures, whether through payments to third party vendors, or to reimburse the Debtors or non-consolidated subsidiaries for costs incurred, or 2) payments to the Debtors or non-consolidated subsidiaries related to settlements reached in respect of certain agreements involving proceeds allocation. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

As of December 31, 2011, a further $97 in connection with the divestitures of substantially all of Nortel’s CDMA business and LTE Access assets, the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, substantially all of Nortel’s global GSM/GSM-R and CVAS businesses, and substantially all of the assets of Nortel’s MSS business, is currently unrecorded and will be recognized subject to agreement between Nortel and each of the various buyers that obligations under the TSAs have been completed. Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities, including the U.S. and EMEA subsidiaries, is ultimately determined. Subsequent to December 31, 2011, our escrow agent has received $5 of the $97, which relates to the release of an escrow amount in connection with the sale of the CVAS business.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

At various times during the second half of 2009 and the first quarter of 2010, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators, with the involvement of the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee and the Bondholder Group engaged in negotiations regarding the scope and terms of a proposed protocol for resolving disputes concerning the allocation of sale proceeds (“Allocation Protocol”), as required by the terms of the IFSA. However, it became apparent that the parties had differing views concerning the allocation of the sale proceeds, inter-company claims and the scope of the Allocation

Protocol. In order to address this impasse, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators agreed to temporarily suspend negotiations on the Allocation Protocol and instead focussed on a process to facilitate a comprehensive settlement to resolve all material outstanding inter-estate matters, including the allocation of the sale proceeds and the settlement of inter-company claims. To this end, the parties met on several occasions to outline, on a confidential and without prejudice basis, their respective allocation methodologies and potential inter-company claims that may be asserted.

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

As a result of the November 2010 mediation session, and positions taken in the CCAA Proceedings, it became apparent that the U.K. Administrators and certain other parties, who were also substantial creditors of the EMEA Debtors, were alleging a number of significant potential claims against the Canadian Debtors as well as the U.S. Debtors. These potential claims are integral to the allocation positions of these parties and include allegations of proprietary and trust-type claims. Consequently, the Canadian Monitor and the Canadian Debtors determined that, absent reaching a comprehensive settlement of allocation and inter-company claims issues, these specific claims needed to be resolved first. Accordingly, the Canadian Debtors obtained an order of the Canadian Court establishing a process for the calling of claims by EMEA Creditors. See “Creditor Protection Proceedings Claims” below. Notwithstanding the commencement of this process, the Mediation Parties continued to engage in discussions regarding the resumption of mediation and another confidential, non-binding mediation was held in April 2011. On April 13, 2011, Nortel announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of its various business and asset divestitures and other inter-estate matters, including inter-company claims, has ended without resolution of the matters in dispute. In light of the unsuccessful conclusion of the mediation process, Nortel announced that delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and that such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

On April 25, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed a joint motion for an order establishing an allocation protocol for the sale proceeds as between various Nortel legal entities (“Original Protocol Motion”), and for related relief. Subsequently, as a result of further discussions, the U.S. Debtors and the U.S. Creditors’ Committee together with the Canadian Debtors jointly filed an amended and restated version of the Original Protocol Motion and agreed to collectively seek an order establishing an allocation protocol before the Canadian Court and the U.S. Court. The proposed order would have had the U.S. Court and the Canadian Court establish procedures and an expedited schedule for the cross-border resolution by the U.S. Court and the Canadian Court on the allocation of proceeds from the sales of Nortel’s businesses and from the sale of its patent portfolio. The motion was heard at a joint hearing of the U.S. Court and Canadian Court on June 7, 2011. On June 20, 2011, Nortel announced that the Canadian Court and the U.S. Court had reserved their decisions on the motions heard by such courts on June 7, 2011, and directed NNC, NNL and the other Canadian Debtors, NNI and the other U.S. Debtors, the EMEA Debtors, as well as certain other parties, to participate in a joint mediation of the issues raised in the motions. The directions provided that the Canadian Court and the U.S. Court together would appoint a sole mediator by supplemental order and that the mediator would determine the time, date, place and protocol of the mediation.

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

The Mediator has the authority, in consultation with the parties to the mediation, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator. At the request of the U.S. Court, the commencement of the mediation has been delayed pending the outcome of the October 14, 2011 hearing (discussed in more detail below).

The Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, representatives of the U.K. Administrators, on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds available for distribution to unsecured creditors of the Canadian Debtors. Nortel is currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified.

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

On September 30, 2009, the EMEA Debtors and certain of their affiliates (collectively the “EMEA Claimants”) filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On May 10, 2011, the U.S. Court entered an order requiring the EMEA Claimants to file more definite statements of their previously-filed claims, and to file any other pre-petition claims against the U.S. Debtors, by June 1, 2011, absent which any of their pre-petition claims would be disallowed. The deadline for filing amended proofs of claim was later extended on request of certain of the EMEA Claimants to June 3, 2011 (“U.S. EMEA Claims Bar Date”). The EMEA Claimants filed 38 amended proofs of claim on June 3, 2011. The remaining proofs of claim that had been filed by the EMEA Claimants and were not amended on a timely basis have been disallowed and expunged pursuant to the terms of the U.S. Court’s May 10, 2011 order.

On July 15 and 22, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed joint objections and motions to dismiss the claims of NNUK, NNSA and Nortel Networks (Ireland) Limited and the French Liquidator. On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for these motions. The order also requested the Mediator to consider postponing the mediation discussed above until after these hearings and the U.S. Court’s decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he was postponing the initial procedural meeting to a date to be determined after the U.S. Court releases its decision. The U.S. Court heard the motions on October 14, 2011 and has reserved judgment.

Creditor Protection Proceedings Claims Processes

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

On July 30, 2009, the Canadian Court approved a claims process in Canada in connection with the CCAA Proceedings. Pursuant to this claims process, subject to certain exceptions, proofs of claim for claims arising prior to the Petition Date had to be received by the Canadian Monitor by no later than September 30, 2009. This claims bar date did not apply to certain claims, including inter-company claims as between the Canadian Debtors or as between any of the Canadian Debtors and their direct or indirect subsidiaries and affiliates (other than joint ventures), compensation claims by current or former employees or directors of any of the Canadian Debtors, and claims of current or former directors or officers for indemnification and/or contribution, for which claims notification deadlines have yet to be set by the Canadian Court. Proofs of claim for claims arising on or after the Petition Date as a result of the restructuring, termination, repudiation or disclaimer of any lease, contract or other agreement or obligation had to be received by the Canadian Monitor by the later of September 30, 2009 or 30 days after a proof of claim package was sent by the Canadian Monitor to the person in respect of such claim. On September 16, 2010, the Canadian Court approved a methodology for the review and determination of claims filed against the Canadian Debtors. Also on September 16, 2010, the Canadian Court and U.S. Court approved a cross-border claims protocol to address the level of cooperation and consultation on issues between the Canadian Debtors and the U.S. Debtors with respect to overlapping and same-creditors’ claims between the two debtor estates. The U.K. Administrators commenced an informal creditor claim submission and evaluation process in July 2010. Creditors will also have the opportunity to take part in a formal claims admission and proving process in accordance with English insolvency law provisions in due course.

On January 14, 2011, the Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors. The claims process implements a ‘call for claims’ that required the EMEA Debtors to file their claims by March 18, 2011, and establishes a process for the proving and resolution of such claims so that this category of claims also moves forward through the claims process.

On October 6, 2011, the Canadian Court approved a methodology and procedure for compensation related claims in Canada. A bar date of January 6, 2012 for such claims was set. Approximately 16,000 of the Canadian Debtors’ employees, former employees, pensioners and survivors including long-term disability (“LTD”) beneficiaries, may have employment-related claims, with a total value of such claims currently estimated to be approximately CAD$1.06 billion (see notes 8, 9 and 11). The order includes a methodology based upon categories of employees for the calculation of compensation claims, as well as a streamlined process, to address such claims intended to provide a fair, reasonable, efficient and orderly process beneficial to both employees and the Canadian Debtors. The methodology was agreed upon after extensive discussions among the Canadian Debtors, the Canadian Monitor, Representative Counsel, LTD beneficiaries’ representative counsel, Canadian Auto Workers’s (“CAW”) counsel and their respective actuarial and financial advisors.

The compensation claims are valued based on: (a) identified and agreed-upon benefits and agreed categories of claims, including post-retirement benefits; (b) agreed-upon actuarial assumptions and calculations, including with respect to income benefits, other benefits for LTD beneficiaries, post-retirement benefits and non-registered pension plan benefits and, with respect to adjustments relating to administrative costs and income tax, as applicable, agreed upon increase or “gross up” claim amounts; and (c) agreed-upon formulae relating to termination and severance pay claims. The order also calls for grievance claims, director compensation claims and indemnification claims that were excluded from prior claims processes of the Canadian Debtors. For more information on the employee compensation claims, refer to notes 8, 9 and 11.

The consolidated financial statements for the year ended December 31, 2011 generally do not include the final outcome of any current or future claims relating to the Creditor Protection Proceedings, other than as described in these financial statements. Certain claims filed may have priority over those of the Debtors’ unsecured creditors. The Debtors are reviewing all claims filed and continue the claims reconciliation process. Differences between claim amounts determined by the Debtors and claim amounts filed by creditors will be investigated and resolved pursuant to a claims resolution process approved by the relevant court or, if necessary, the relevant court will make a final determination as to the amount, nature and validity of claims. Certain claims that have been filed may be duplicative (particularly given the multiple jurisdictions involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. The settlement of claims cannot be finalized until the relevant creditors and courts approve a plan. In light of the number of creditors of the Debtors, the claims resolution process may take considerable time to complete. See note 20 for additional information about claims.

Interim and Final Funding and Settlement Agreements

Historically, Nortel had deployed its cash through a variety of intercompany borrowing and transfer pricing arrangements to allow it to operate on a global basis and to allocate profits, losses and certain costs among the corporate group. In particular, the Canadian Debtors allocated profits, losses and certain costs, among the corporate group through transfer pricing agreement payments (“TPA Payments”). Other than one $30 payment made by NNI to NNL in respect of amounts that could arguably be owed in connection with the transfer pricing agreement, TPA Payments were suspended since the Petition Date. However, the Canadian Debtors and the U.S. Debtors, with the support of the U.S. Creditors’ Committee and the Bondholder Group, as well as the EMEA Debtors (other than NNSA), entered into an Interim Funding and Settlement Agreement (“IFSA”) dated June 9, 2009 under which NNI paid $157 to NNL, in four installments during the period ended September 30, 2009 in full and final settlement of TPA Payments for the period from the Petition Date to September 30, 2009. Similarly, except for two shortfall payments totaling $20, the IFSA provides for a full and final settlement of any and all TPA Payments owing between certain EMEA entities and the U.S. and Canada for the period from the Petition Date through December 31, 2009. A portion of this funding may be repayable by NNL to NNI in certain circumstances. The IFSA was approved by the U.S. Court and Canadian Court on June 29, 2009 and on June 23, 2009, the English Court confirmed that the U.K. Administrators were at liberty to enter into the IFSA on behalf of each of the EMEA Debtors (except for NNSA which was authorized to enter into the IFSA by the French Court on July 7, 2009). NNSA acceded to the IFSA on September 11, 2009.

On December 23, 2009, Nortel announced that it, NNL, NNI, and certain other Canadian Debtors and U.S. Debtors entered into a Final Canadian Funding and Settlement Agreement (“FCFSA”). The FCFSA provides, among other things, for the settlement of certain intercompany claims, including in respect of amounts determined to be owed by NNL to NNI under Nortel’s transfer pricing arrangements for the years 2001 through 2005. As part of the settlement, NNL agreed to the establishment of a pre-filing claim in favor of NNI in the CCAA Proceedings in the net amount of approximately $2,063 (“FCFSA Claim”), which claim will not be subject to any offset. The FCFSA also provides that NNI would pay to NNL approximately $190, which was received, over the course of 2010, including the contribution of NNI and certain U.S. affiliates towards certain estimated costs to be incurred by NNL, on their behalf, for the duration of the Creditor Protection Proceedings. The FCFSA also provides for the allocation of certain other anticipated costs to be incurred by the parties, including those relating to the divestiture of Nortel’s various businesses. On January 21, 2010, Nortel obtained approvals from the Canadian Court and the U.S. Court of the FCFSA and the creation and allowance of the FCFSA Claim. In addition, Nortel obtained various other approvals from the Canadian Court and U.S. Court including authorization for NNL and NNI to enter into advance pricing agreements with the U.S. and Canadian tax authorities to resolve certain transfer pricing issues, on a retrospective basis, for the taxable years 2001 through 2005. In addition, in consideration of a settlement payment of $37.5, the United States Internal Revenue Service (“IRS”) released all of its claims against NNI and other members of NNI’s consolidated tax group for the years 1998 through 2008. As a result of this settlement, the IRS stipulated that its claim against NNI filed in the Chapter

11 Proceedings in the amount of approximately $3,000 was reduced to the $37.5 settlement payment. This settlement was a condition of the FCFSA and was approved by the U.S. Court on January 21, 2010. NNI made the settlement payment to the IRS on February 22, 2010.

On August 23, 2011, the Canadian Court approved a Q1 2010 Transfer Pricing Settlement Agreement among NNL, NNI, NNUK, certain other Debtors and the U.K. Administrators whereby certain inter-company matters were resolved, including NNL remitting $4.7 to NNUK. Further, the Canadian Court approved on the same date an Agreement on Transfer Pricing Amendments and Certain Other Matters among the same parties as well as the French Liquidator. Under this agreement, and related agreements, transfer pricing arrangements ceased among all Nortel entities, and as a result any subsequent inter-company transactions is on a cost plus basis.

APAC Debt Restructuring Agreement

To enable certain Nortel subsidiaries (“APAC Agreement Subsidiaries”) in the Asia Pacific (“APAC”) region to continue their respective business operations and to facilitate the business divestitures, the Debtors (other than the Israeli Debtors) had entered into an Asia Restructuring Agreement (“APAC Agreement”). Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of certain of the APAC Agreement Subsidiaries net intercompany debt outstanding as of the Petition Date (“Pre-Petition Intercompany Debt”) to the Debtors (other than the Israeli Debtors). Further portions of the Pre-Petition Intercompany Debt have been repaid and continue to be repayable from time to time only to the extent of any such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions. All required court approvals with respect to the APAC Agreement have been obtained in the U.S. and Canada.

Debt Instruments and Other Contracts

Nortel’s filings under Chapter 11 and the CCAA constituted events of default or otherwise triggered repayment obligations under the instruments governing substantially all of the indebtedness issued or guaranteed by NNC, NNL, NNI and NNCC. In addition, Nortel may not be in compliance with certain other covenants under indentures and other debt or lease instruments, and the obligations under those agreements may have been accelerated. Nortel believes that any efforts to enforce such payment obligations against the U.S. Debtors are stayed as a result of the Chapter 11 Proceedings. Although the CCAA does not provide an automatic stay, the Canadian Court has granted a stay to the Canadian Debtors that currently extends to April 13, 2012. Pursuant to the U.K. Administration Proceedings, a moratorium has commenced during which creditors may not, without leave of the English Court or consent of the U.K. Administrators, enforce security, or commence or progress legal proceedings.

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

Workforce Reductions; Employee Compensation Programs

Nortel has taken and expects to take further, ongoing workforce and other cost reduction actions as it works through the Creditor Protection Proceedings. On the Petition Date, Nortel employed approximately 30,300 employees globally. Through the sales of its businesses and cost reduction activities, Nortel’s workforce was approximately 190 employees as of December 31, 2011, which includes employees in Canada and those employed by our consolidated subsidiaries. Therefore, this number excludes employees employed by any U.S. subsidiary or an EMEA subsidiary. Given the Creditor Protection Proceedings, Nortel has discontinued all remaining activities under its previously announced restructuring plans as of the Petition Date. See note 8 for further information.

Nortel continued the Nortel Networks Limited Annual Incentive Plan (“Incentive Plan”) in 2011 and will continue the Incentive Plan in 2012 for all eligible employees. The Incentive Plan permits quarterly award determinations and payouts for the business units and the Asia region, and semi-annual award determinations and semi-annual or annual payouts for the Corporate Group and NBS, as applicable.

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

On March 4, 2010, Nortel obtained U.S. Court approval and on March 8, 2010 Nortel obtained Canadian Court approval for the Nortel Special Incentive Plan (“NSIP”), which is designed to retain personnel at all levels of Corporate Group and NBS critical to complete Nortel’s remaining work. The NSIP was developed in consultation with independent expert advisors taking into account the availability of more stable and competitive employment opportunities available to these employees elsewhere. The NSIP was supported by the Canadian Monitor, U.S. Creditors’ Committee and the Bondholders Group. Representative Counsel to former Canadian employees was also advised of the NSIP prior to its approval by the Canadian Court and U.S. Court. The NSIP covered the period from January 1, 2010 to December 31, 2011.

As there remain significant milestones to complete the wind-down of Nortel’s operations and conclude the CCAA Proceedings, a new retention plan (“Retention Plan”) for employees of Nortel and certain of its affiliates in the APAC and CALA regions in which Nortel has an economic interest, was established by Nortel in consultation with the Canadian Monitor to cover the 2012 calendar year. The Retention Plan was approved by the Canadian Court on December 14, 2011. The Retention Plan includes approximately 150 employees in Canada, and the APAC and CALA regions, and the costs of the Retention Plan will be funded by the Nortel entity that employs a particular employee. Retaining the remaining employees is critical to Nortel’s ability to complete its restructuring efforts, repatriate cash from affiliates in the APAC and CALA regions and complete the wind-down of those global entities, complete the estate segregation activities with respect to the IT infrastructure and applications, assist in the creditor claims processes including resolution of inter-company, trade and compensation related claims, assist in the sales proceeds allocation process, compliance with ongoing public reporting and tax compliance, and ultimately complete and implement a plan of arrangement.

On February 27, 2009, Nortel obtained Canadian Court approval to terminate its equity-based compensation plans (the Nortel 2005 Stock Incentive Plan, As Amended and Restated (“2005 SIP”), the Nortel Networks Corporation 1986 Stock Option Plan, As Amended and Restated (“1986 Plan”) and the Nortel Networks Corporation 2000 Stock Option Plan (“2000 Plan”)) and certain equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, stock appreciation rights (“SARs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”)), whether vested or unvested. Nortel sought this approval given the decreased value of Nortel Networks common shares (“NNC common shares”) and the administrative and associated costs of maintaining the plans to Nortel as well as the plan participants. As a consequence, all options under the remaining equity-based compensation plans assumed in prior acquisitions had expired.

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

The Settlement Agreement provided that Nortel would continue to administer the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan and the Nortel Networks Negotiated Pension Plan (collectively, the “Canadian Pension Plans” and individually, a “Canadian Pension Plan”) until September 30, 2010, at which time the Canadian Pension Plans were transitioned, in accordance with the Ontario Pension Benefits Act, to Morneau Sheppell Ltd. (formerly known as Morneau Sobeco Limited Partnership), a replacement administrator appointed by the Ontario Superintendent of Financial Services (“Ontario Superintendent”). Nortel, as well as the Canadian Monitor, took all reasonable steps to complete the transfer of the administration of the Canadian Pension Plans to the new administrator. Nortel continued to fund the Canadian Pension Plans consistent with the current service and special payments Nortel had been making during the course of the CCAA Proceedings through March 31, 2010, and thereafter continued to make current service payments until September 30, 2010. On January 17, 2011, the Ontario Superintendent issued a Notice of Intended Decision stating that he intended to order the wind up of the Canadian Pension Plans effective October 1, 2010. See note 11.

For the remainder of 2010, Nortel continued to pay medical and dental benefits to Nortel pensioners and survivors and Nortel LTD beneficiaries in accordance with the current benefit plan terms and conditions. Life insurance benefits continued unchanged until December 31, 2010 and continued to be funded consistent with 2009 funding. Further, Nortel paid income benefits to the LTD beneficiaries and to those receiving survivor income benefits and survivor transition benefits through December 31, 2010. The employment of the LTD beneficiaries terminated on December 31, 2010. Under the Settlement Agreement, the parties agreed to work toward a court-approved distribution of the assets of Nortel’s Health and Welfare Trust, the vehicle through which Nortel generally has historically funded these benefits, with the exception of the income benefits described above, which Nortel has paid directly. On November 9, 2010, the Canadian Court approved the Canadian Monitor’s motion regarding a proposed allocation methodology with respect to the funds held in the Health and Welfare Trust for distribution to beneficiaries of the trust. Leave to appeal that order, which was sought by a group of 39 LTD beneficiaries, was denied by the Ontario Court of Appeal on January 7, 2011. By a series of Canadian Court orders dated December 15, 2010, May 3, 2011 and June 21, 2011, interim distributions out of the Health and Welfare Trust were approved and cumulative interim distributions of approximately CAD$24 were made to approximately 760 beneficiaries between January and July 2011. An additional interim distribution in the amount of approximately CAD$1.9 was made to LTD beneficiaries on or about September 30, 2011. On November 8, 2011, the Canadian Court approved a fifth distribution in the amount of CAD$22.2, substantially all of which was made on or about November 30, 2011 to over 8,000 LTD, pensioner and other beneficiaries. A sixth interim distribution was approved by the Canadian Court on March 2, 2012 in the amount of CAD$10.4. Nortel continues to work with the Canadian Monitor and Representative Counsel to finalize outstanding matters to allow a final distribution from the Health and Welfare Trust.

The Settlement Agreement also provides that Nortel establish a fund of CAD$4.3 for termination payments of up to CAD$0.003 per employee to be made to eligible terminated employees as an advance against their claims under the CCAA Proceedings, of which approximately CAD$4.3 has been paid. See information on employee compensation claims in the “Creditor Protection Proceedings Claims Processes” above.

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

See note 11 for further information on Nortel’s pension and employee benefits plans.

Other Developments

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. Nortel brought the motion to disclaim any further obligation for such properties that are no longer owned or used by Nortel and that Nortel and its creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, NNL entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of NNL’s environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the “MOE”) has made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court wherein the Canadian Debtors sought advice and direction that the MOE remediation orders are in breach of the CCAA stay. A decision on that motion is pending. To date, the MOE has not sought to enforce the remediation orders while the Canadian Court’s decision is outstanding and NNL has continued to undertake environmental risk assessments and remediation related tasks at those sites.

On November 1, 2011, NNL announced that in light of its ongoing Creditor Protection Proceedings and the other factors mentioned, NNL would not be following the notification procedures set out in the provisions attached to its Cumulative Redeemable Class A Preferred Shares Series 5 (“Series 5 Preferred Shares”) in connection with the right of holders of Series 5 Preferred Shares to elect to convert such shares, on December 1, 2011, into Cumulative Redeemable Class A Preferred Shares Series 6 (“Series 6 Preferred Shares”), nor would a fixed dividend rate be set for purposes of the dividend rights attaching to the Series 6 Preferred Shares (none of which are currently outstanding). The principal distinction between the Series 5 Preferred Shares and Series 6 Preferred Shares, aside from their conversion rights, is that the former provide for floating adjustable dividends while the latter provide for fixed dividends, in either case, as and when declared payable by NNL’s board of directors. NNL suspended the declaration of all dividends on its preferred shares in November 2008 and currently is not lawfully able to declare or pay dividends on its preferred shares, nor does it expect to resume the declaration or payment of dividends on its preferred shares at any time in the future. Further, as previously announced, NNL does not expect that holders of its preferred shares (of any series) will receive any value from the Creditor Protection Proceedings and expects that these proceedings will result in the cancellation of such shares.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the condensed combined financial statements of the Canadian Debtors and U.S. Debtors (“Debtors’ financial statements”) that are included in the consolidated financial statements for the years ended December 31, 2011 and 2010. The results of operations of the U.S. Debtors have been included in the Debtors’ financial statements for the periods presented, consistent with the basis of accounting reflected in the consolidated financial statements. Refer to note 1 for additional information. The condensed combined statements of operations exclude the Canadian Debtors’ and U.S. Debtors’ interests in the results of operations of non-Debtor subsidiaries.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the Debtors’ financial statements.

Contractual Interest Expense on Outstanding Long-Term Debt

During the year ended December 31, 2011, Nortel has continued to accrue for interest expense of $326 ($301 for the year ended December 31, 2010) in its normal course of operations related to debt issued by NNC and NNL in Canada until it obtains a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings Nortel generally has not and does not expect to make payments to satisfy any of the interest obligations of the Debtors. Nortel has continued to accrue interest on its $1,000 floating rate notes that matured on July 15, 2011until it obtains a claims determination order that adjudicates the claim.

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

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Millions of U.S. Dollars)

	2011	2010
Product revenues:
Third party	$-	$311
Non-Debtor subsidiaries	1	34
Service revenues (Third party)	-	112

Total revenues	1	457

Product cost of revenues:
Third party	6	333
Non-Debtor subsidiaries	1	36
Service cost of revenues (Third party)	-	45

Total cost of revenues	7	414

Gross profit (loss)	(6)	43
Selling, general and administrative expense	107	443
Research and development expense	-	113
Loss on sales of businesses and assets and impairment of assets	1	1
Other operating income - net	(46)	(250)

Operating loss	(68)	(264)
Other income (expense) - net	(14)	128
Interest expense	(323)	(304)

Loss from continuing operations before reorganization items, income taxes and equity in net loss of debtor subsidiaries	(405)	(440)
Reorganization items - net (a)	3,837	(3,045)

Earnings (loss) from continuing operations before income taxes and equity in net loss of debtor subsidiaries	3,432	(3,485)
Income tax benefit (expense)	(10)	35

Earnings (loss) from continuing operations before equity in net loss of debtor subsidiaries	3,422	(3,450)
Equity in net loss of debtor subsidiaries - net of tax	-	(72)

Net earnings (loss) from continuing operations attributable to
Debtors, including noncontrolling interests	3,422	(3,522)
Net earnings (loss) from discontinued operations - net of tax	(1)	27

Net earnings (loss) attributable to Debtors	3,421	(3,495)
including noncontrolling interests
Income attributable to noncontrolling interests	(12)	(10)

Net earnings (loss) attributable to Debtors	$3,409	$(3,505)

(a) Includes a charge of $320 recognized in the year ended December 31, 2011 for the impairment of certain investments in consolidated non-debtor subsidiaries accounted for under the cost method for the purpose of these condensed combined financial statements only.

CONDENSED COMBINED BALANCE SHEETS

(Millions of U.S. Dollars)

	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$306	$289
Restricted cash and cash equivalents	59	81
Accounts receivable - net:
Third parties	12	1
Non-Debtor subsidiaries	387	401
U.S. Debtors subsidiaries	93	92
EMEA Debtors subsidiaries	9	14
Inventories - net	-	1
Other current assets	30	84
Assets held for sale	-	7
Assets of discontinued operations	-	4

Total current assets	896	974
Restricted cash and cash equivalents	7,479	3,061
Investments in non-Debtors / Debtor subsidiaries (a)	62	382
Plant and equipment - net	-	23
Other assets	50	65

Total assets	$8,487	$4,505

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable:
Third parties	$2	$6
Non-Debtor subsidiaries	134	169
U.S. Debtors subsidiaries	18	19
EMEA Debtors subsidiaries	10	25
Payroll and benefit-related liabilities	13	24
Contractual liabilities	-	1
Other accrued liabilities	6	11
Liabilities held for sale	-	3
Liabilities of discontinued operations	-	4

Total current liabilities	183	262
Long-term liabilities
Deferred income taxes - net	7	-
Other liabilities	7	15

Total long-term liabilities	14	15
Liabilities subject to compromise	11,527	11,108
Liabilities subject to compromise of discontinued operations	34	35

Total liabilities	11,758	11,420

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(3,840)	(7,472)
	-	-
Noncontrolling interests in Debtors	569	557

Total shareholders’ deficit	(3,271)	(6,915)

Total liabilities and shareholders’ deficit	$8,487	$4,505

(a) Carrying amount reduced by $320 in the year ended December 31, 2011 for the impairment of certain investments in consolidated non-debtor subsidiaries accounted for under the cost method for the purpose of these condensed combined financial statements only.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Millions of U.S. Dollars)

	2011	2010
Cash flows from (used in) operating activities
Net earnings (loss) attributable to Debtors	$3,409	$(3,505)
Net (earnings) loss from discontinued operations	1	(27)
Adjustments to reconcile net loss from continuing operations to net cash from (used in) operating activities:
Reorganization items - net	(3,931)	2,879
Other adjustments (a)	385	797

Net cash from (used in) operating activities - continuing operations	(136)	144
Net cash used in operating activities - discontinued operations	-	(283)

Net cash used in operating activities	(136)	(139)

Cash flows from (used in) investing activities
Expenditures for plant and equipment	-	(9)
Proceeds on disposal of plant and equipment	-	203
Change in restricted cash and cash equivalents	(4,396)	(1,151)
Decrease in short and long-term investments	-	24
Proceeds from the sales of investments, businesses and assets - net	4,550	905

Net cash from (used in) investing activities - continuing operations	154	(28)
Net cash from investing activities - discontinued operations	-	283

Net cash from investing activities	154	255

Cash flows from (used in) financing activities
Decrease in notes payable	-	(75)
Repayments of capital lease obligations	-	(4)

Net cash used in financing activities - continuing operations	-	(79)
Net cash used in financing activities - discontinued operations	-	-

Net cash used in financing activities	-	(79)

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	17
Reduction of cash and cash equivalents of deconsolidated subsidiaries	-	(897)

Net cash from (used in) continuing operations	17	(843)
Net cash from (used in) discontinued operations	-	-

Net increase (decrease) in cash and cash equivalents	17	(843)
Cash and cash equivalents at beginning of the year	289	1,132

Cash and cash equivalents at end of the year	$306	$289

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

(b) Use of estimates

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, inventory provisions and outsourced manufacturing related obligations, product warranties, asset valuations, impairment and recoverability assessments, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, contingencies, pre-petition liabilities, and proceeds allocation.

These consolidated financial statements have been prepared by NNC. Of the $7,730 in proceeds received from divestitures as of December 31, 2011, $7,250 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The IFSA and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

The Canadian Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors. Certain claims filed may be duplicative, based on contingencies that have not occurred, or may be otherwise overstated. A number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods as a result of the ongoing investigation by the Canadian Debtors of filed proofs of claim. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on actions of the applicable courts, further developments with respect to disputed claims, determinations of the secured status of certain claims, if any, the values of any collateral securing such claims, or other events.

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

Nortel has classified the impact of foreign currency translation in respect of all relevant balances and transactions, including liabilities subject to compromise and reorganization items, as part of other income (expense) – net in the consolidated statements of operations.

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

(e) Income taxes

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

(f) Earnings (loss) per common share

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

(h) Restricted cash and cash equivalents

Cash and cash equivalents are considered restricted when they are subject to contingent rights of a third party. From time to time, Nortel may be required to post cash and cash equivalents as collateral to a third party as a result of the general economic and industry environment and Nortel’s and NNL’s credit ratings. Nortel has also recorded as a long-term asset restricted cash related to the divestiture proceeds until the proceeds allocations are determined between and among the respective restructuring regimes as described in note 2.

(i) Provision for doubtful accounts

The provision for doubtful accounts for trade, notes and long-term receivables due from customers is established based on an assessment of a customer’s credit quality, as well as subjective factors and trends, including the aging of receivable balances. Generally, these credit assessments occur prior to the inception of the credit exposure and at regular reviews during the life of the exposure. Nortel has recognized accounts receivable related to certain of the U.S. and EMEA Subsidiaries that were formerly considered intercompany in nature prior to the changes due to certain deconsolidation events described in note 2. The intercompany relationship between the consolidated entities and U.S. and EMEA subsidiaries was such that many consolidated entities had both accounts receivable and accounts payable balances outstanding with the U.S. and EMEA Subsidiaries at the Petition Date. The provision for doubtful accounts for these accounts receivable is established only if a net accounts receivable position exists with the counterparty and then further based on an assessment of each entity’s cash position in light of the Creditor Protection Proceedings. The assessment has generally resulted in the recording of a full provision against the net accounts receivable balance for each intercompany relationship.

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

(k) Impairment or disposal of long-lived assets

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

(l) Pension, post-retirement and post-employment benefits

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

(m) Guarantees

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

Nortel continues to assess the requirement to meet future obligations under such guarantees, including those related to guarantees of the U.S. and EMEA Subsidiaries’ obligations to third parties, and will record adjustments to the obligations initially recognized and measured under ASC 450, Accounting for Contingencies, to the extent the future obligation is expected to be greater than the carrying amount of the guarantee liability initially recognized for accounting purposes.

(n) Recent accounting pronouncements

(i)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-5”), effective for interim periods and years beginning after December 15, 2011. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an ASU to indefinitely defer the effective date of the provision pertaining only to the presentation of reclassification adjustments out of accumulated other OCI and reinstated the previous requirements to present reclassification adjustments either on the face of the statement in which OCI is reported or to disclose them in a note to the financial statements. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. Nortel is currently evaluating the impact of adopting ASU 211-05 on its financial statements.

4. Accounting changes

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

5. Discontinued Operations

ES

On December 18, 2009 Nortel completed the sale of substantially all of the assets of the ES business globally as well as the shares of NGS and DiamondWare, Ltd. to Avaya. As a result of the sale, Nortel had recognized a cumulative gain of $750.

The ES business, which included Layer 4-7 Data Portfolio, DiamondWare, Ltd. and NGS, had total revenues of nil and $11 and net loss from discontinued operations of $1 and $18 for the years ended December 31, 2011 and 2010, respectively.

Certain liabilities related to the ES business were not transferred to Avaya and continue to be classified as liabilities of discontinued operations. These liabilities are expected to be extinguished as the Creditor Protection Proceedings progress. The remaining liabilities related to the operations of the ES business are as follows:

	2011	2010
Assets
Accounts receivable - net	$-	$2
Other current assets	-	2

Assets of discontinued operations	$-	$4

Liabilities
Trade and other accounts payable	$1	$-
Other current liabilities	-	5

Liabilities of discontinued operations	$1	$5

LGN

On June 29, 2010, Nortel completed the sale of NNL’s 50% plus 1 share interest in LGN to Ericsson for $242 in cash, subject to certain purchase price adjustments and taxes. As a result of the sale, Nortel recognized a gain of $53 in the year ended December 31, 2010. The LGN business had total revenues of nil and $210 and net loss from discontinued operations of nil and $42 for the years ended December 31, 2011 and 2010, respectively.

Prior to the divestiture of its interest in LGN, Nortel engaged in transactions with certain of its equity-owned investees and certain other business partners. These transactions included sales and purchases of goods and services under normal trade terms and were measured at their exchange amounts. Transactions with LG Electronics (“LGE”), Vertical Communications, Inc (“Vertical”) and GNTEL Co., Ltd (“GNTEL”) resulted in $16 of revenue and $61 of costs of revenues from purchases during 2010. LGE held a noncontrolling interest in LGN prior to Nortel’s sale of its interest on June 29, 2010. Nortel’s sales and purchases related primarily to certain inventory-related items up to June 30, 2010. Accounts payable or other balances involving LGE were nil as of December 31, 2010.

Prior to Nortel’s divestiture of its interest in LGN on June 29, 2010, LGN owned a noncontrolling interest in Vertical which supported LGN’s efforts to distribute Nortel’s products to the North American market. Prior to divestiture of its interest in LGN Nortel held a noncontrolling interest in GNTEL through its business venture LGN. Nortel’s purchases from GNTEL related primarily to installation and warranty services up to June 30, 2010. Accounts payable or other balances involving GNTEL and Vertical were nil as of December 31, 2011 and 2010.

6. Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the years ended December 31, 2011 and 2010 consisted of the following:

	2011	2010
Professional fees (a)	$(70)	$(155)
Interest income (b)	14	13
Lease repudiation (c)	-	(3)
Employee incentive plans (d)	(20)	(43)
Employee severance related claims (e)	(79)	-
Pension, post-retirement and post-employment plans (f)	(95)	(401)
NNUK pension guarantee (g)	-	(634)
Gain on divestitures - net (h)	65	843
Gain on IP sale (h)	4,475	-
Loss on liquidation of subsidiaries (i)	(1)	(74)
EMEA deconsolidation adjustment (j)	-	(763)
U.S. deconsolidation adjustment (k)	-	(2,013)
U.S. debt guarantee (l)	-	(150)
Gain (loss) on impairment or sale of stranded assets (m)	1	(140)
Settlements (n)	(18)	(2)
Lease guarantees (o)	-	(125)
Reimbursements from escrow to non-Canadian debtors (p)	(59)	-
Other - net (q)	(26)	(47)

Total reorganization items - net	$4,187	$(3,694)

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Nortel has rejected a number of leases, resulting in the recognition of non-cash gains and losses.
(d)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(e)	Relates to the estimated allowed claim for employee severance obligations. See notes 8 and 9.
(f)

Includes amounts related to the Settlement Agreement, the termination of the Nortel Networks Supplementary Executive Retirement Plan (“SERP”) defined benefit plan, a partial settlement of the Retirement Allowance Plan (“RAP”) and adjustments made to estimated allowed claims related to post-employment and post-retirement plans. See note 11.

(g)	Relates to the NNUK pension guarantee. See note 14.
(h)	Relates to the gains on various divestitures (includes direct and incremental costs). See note 2.
(i)	Relates to deconsolidation of certain subsidiaries in connection with liquidation activities during the Creditor Protection Proceedings.
(j)	Relates to the charge due to the deconsolidation of the EMEA Subsidiaries and the application of the cost method of accounting. See note 1.
(k)	Relates to a charge due to the deconsolidation of the U.S. Subsidiaries and the application of the cost method of accounting. See note 1.
(l)	Relates to the U.S. debt guarantee. See note 14.
(m)	Relates to impairment or sale of certain long-lived assets.
(n)	Includes net payments pursuant to settlement agreements since the Petition Date, and in some instances the extinguishment of net pre-petition liabilities.
(o)

Relates to the estimated fair value under ASC 460 of NNL’s guarantees of lease obligations related to real estate leases entered into by certain EMEA Subsidiaries and U.S. Subsidiaries. See notes 1 and 14.

(p)	Relates to certain distributions and payments from escrow made to non-Canadian debtors in the course of Creditor Protection Proceedings. See note 2.
(q)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Nortel received $4,511 relating to reorganization items in the year ended December 31, 2011, attributable to $4,601 received from various divestitures and $13 for interest income, partially offset by $69 paid for professional fees, $11 paid for settlement of claims, and $23 paid for employee incentive plans.

Nortel received $741 relating to reorganization items in the year ended December 31, 2010, attributable to $903 received for various divestitures and $10 for interest income, partially offset by $155 paid for professional fees, and $17 paid for employee incentive plans.

See the consolidated statement of cash flows for the non-cash portion of the reorganization items.

7. Consolidated financial statement details

The following tables provide details of selected items presented in the consolidated statements of operations and cash flows for the years ended December 31, 2011 and 2010, and the consolidated balance sheets as of December 31, 2011 and 2010.

Consolidated statements of operations

Selling, general and administrative expense:

SG&A expense includes bad debt expense of $6 and $8 in the years ended December 31, 2011 and 2010, respectively.

Research and development expense:

2010
R&D expense	$107
R&D costs incurred on behalf of others (a)	6

Total	$113

(a)

Includes R&D costs charged to Nortel customers pursuant to contracts that provided for full recovery of the estimated costs of Nortel related development, material, engineering, installation and other applicable costs, which were accounted for as contract costs.

Due to the divestiture of all of Nortel’s businesses, Nortel no longer invests in research and development. As a result, Nortel’s R&D expense was nil in the year ended December 31, 2011 and is expected to be nil for the remainder of the Creditor Protection Proceedings.

Other operating expense (income) — net:

	2011	2010
Royalty license income - net	$(2)	$(10)
Litigation charges - net	(6)	5
Billings under TSAs	(50)	(269)
Other - net	1	(7)

Other operating income - net	$(57)	$(281)

Other income (expense) — net:

	2011	2010
Gain on sale and impairment of investments - net	$1	$7
Rental income	3	59
Currency exchange loss - net	(35)	(6)
Other - net	(14)	(3)

Other income (expense) - net	$(45)	$57

Consolidated balance sheets

Cash and cash equivalents:

	2011	2010
Cash on hand and balances with banks	$241	$341
Cash equivalents	510	466

Cash and cash equivalents at end of year	$751	$807

Accounts receivable — net:

	2011	2010
Trade and other receivables (a)	$193	$272
Contracts in process	-	3

	193	275
Less: provisions for doubtful accounts	(19)	(15)

Accounts receivable - net	$174	$260

(a)

Includes $155 and $163 as of December 31, 2011 and 2010, respectively, related to net accounts receivable from subsidiaries accounted for under the cost method, where settlement will occur as part of a plan of reorganization under the Creditor Protection Proceedings.

Inventories — net:

	2011	2010
Gross inventories	$1	$15
Less: provisions for inventories	(1)	(11)

Inventories - net	$-	$4

Other current assets:

	2011	2010
Prepaid expenses	$16	$25
Income taxes recoverable	26	38
Current investments	1	1
Other (a)	36	90

Other current assets	$79	$154

(a)	Includes certain receivables resulting from divestiture of businesses and TSAs.

Plant and equipment — net:

	2011	2010
Cost:
Buildings	$1	$34
Machinery and equipment	91	193
Assets under capital lease	-	3
Sale lease-back assets	-	1

	92	231

Less accumulated depreciation:
Buildings	(1)	(26)
Machinery and equipment	(91)	(171)
Assets under capital lease	-	(3)
Sale lease-back assets	-	(1)

	(92)	(201)

Plant and equipment - net	$-	$30

Other assets:

	2011	2010
Debt issuance costs	$24	$35
Financial assets	-	7
Other	28	23

Other assets	$52	$65

Other accrued liabilities:

	2011	2010
Outsourcing and selling, general and administrative related provisions	$5	$10
Customer deposits	-	6
Advance billings in excess of revenues recognized to date on contracts	-	6
Income taxes payable	2	16
Other	10	17

Other accrued liabilities	$17	$55

Other liabilities:

	2011	2010
Tax uncertainties	$9	$16
Other long-term provisions	8	15

Other liabilities	$17	$31

Consolidated statements of cash flows

Change in operating assets and liabilities — net:

	2011	2010
Accounts and other receivables - net	$82	$339
Inventories - net	-	36
Deferred costs	4	22
Income taxes	(5)	(83)
Accounts payable	(42)	(63)
Payroll, accrued and contractual liabilities	66	66
Deferred revenue	(9)	3
Advance billings in excess of revenues recognized to date on contracts	(5)	(78)
Restructuring liabilities	-	(20)
Other	95	(37)

Change in operating assets and liabilities (a)	$186	$185

(a)	The changes in liability amounts noted above include obligations that are subject to compromise, consistent with their designation as of, and subsequent to, the Petition Date.

Interest, taxes and reorganization items paid (received):

	2011	2010
Cash interest paid	$-	$5
Cash taxes paid - net	$10	$49
Net receipts from reorganization items (note 5)	$(4,511)	$(741)

Enterprise-wide Segment Information

Product revenues

The following table sets forth external revenues by product for the years ended December 31:

	2011	2010
CDMA Solutions	$4	$38
GSM and UMTS solutions	10	173
Circuit and packet voice solutions	3	166
Optical networking solutions and carrier ethernet	-	147
Data networking and security solutions	10	94
Other	-	2

Total revenues	$27	$620

Geographic information:

The following table sets forth external consolidated revenues by geographic region based on the location of the customer for the years ended December 31:

	2011	2010
United States (a)	$1	$342
EMEA (b)	-	3
Canada	-	45
Asia (c)	25	181
CALA	1	49

Total revenues	$27	$620

(a)	2010 amount reflects revenues up to September 30, 2010, being the period prior to deconsolidation of the U.S. Subsidiaries.
(b)	Excludes amounts related to EMEA Subsidiaries of $222 for the year ended December 31, 2010.
(c)	Excludes amounts related to EMEA Subsidiaries of $18 for the year ended December 31, 2010.

Nortel had three customers that generated revenues of approximately 43% of total consolidated revenues for the year ended December 31, 2011. Nortel had two customers that generated revenues of approximately 27% of total consolidated revenues for the year ended December 31, 2010.

Long-lived assets:

The following table sets forth long-lived assets representing plant and equipment - net, by geographic region as of December 31:

2010
United States	$-
Canada	23
Asia	6
CALA	1

Total	$30

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

During the third quarter of 2011, Nortel filed a motion with the Canadian Court to approve a methodology that includes, among other matters, an amount for former employees’ severance claims. The motion was approved on October 6, 2011. The workforce provision was adjusted to reflect the severance claims amount under the approved methodology. During the years ended December 31, 2011 and 2010, there was a charge of $4 and recovery of $5, respectively, related to Nortel’s Pre-Petition Date cost reduction plans. As of December 31, 2011, the pre-petition cost reduction provision of $34 represents $23 in accrued severance claims for former employees and $11 in contract settlement and lease costs.

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

Workforce Reduction Activities

Year ended December 31, 2011

For the year ended December 31, 2011, approximately $20 of the total charges relating to the net workforce reduction of 475 positions were incurred. During the third quarter of 2011, approximately $81 was recorded in relation to the Canadian severance claims adjustment noted above. As Nortel continues to progress through the Creditor Protection Proceedings, Nortel expects to incur charges and cash outlays related to workforce and other cost reduction strategies. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

Year ended December 31, 2010

For the year ended December 31, 2010, approximately $49 of the total charges relating to the net workforce reduction of 1,703 positions were incurred as of December 31, 2010, which substantially completes the workforce and other cost reduction strategies discussed above.

During the years ended December 31, 2011 and 2010, changes to the provision balances were as follows:

Provision balance as of December 31, 2009	$70
Other charges	54
Revisions to prior accruals	(5)
Cash drawdowns	(15)
Foreign exchange and other adjustments	2
Impact of deconsolidation of U.S. Subsidiaries	(58)

Provision balance as of December 31, 2010 (a)	$48

Other charges	20
Cash drawdowns	(8)
Foreign exchange and other adjustments	(1)
Adjustment for workforce provison severance claims	81

Provision balance as of December 31, 2011 (b)	$140

(a)	As of December 31, 2010, $47 was included in liabilities subject to compromise and $1 was included in the short-term provision balance.
(b)	As of December 31, 2011, $139 was included in liabilities subject to compromise and $1 was included in the short-term provision balance.

During the years ended December 31, 2011 and 2010, the workforce reduction charges were as follows:

	2011	2010
Cost of revenues	$4	$14
SG&A	14	25
R&D	-	10
Other (a)	83	-

Total workforce reduction charge	$101	$49

(a)	Primarily relates to an adjustment for workforce provision severance claims recorded in reorganization items.

Regular full-time (“RFT”) employee notifications resulting in the charge for Nortel’s post petition cost reduction plan is as follows:

	Employees (approximate)
	Direct (a)	Indirect (b)	Total
RFT employee notifications by period:
During 2010	168	1,113	1,281
During 2011	107	368	475
Total RFT employee notifications	275	1,481	1,756

(a)	Direct employees include employees performing manufacturing, assembly, test and inspection activities associated with the production of Nortel’s products.
(b)	Indirect employees include employees performing management, sales, marketing, research and development and administrative activities.

Other Cost Reduction Activities

During the year ended December 31, 2011, there were no charges related to Nortel’s real estate cost reduction activities. During the year ended December 31, 2010, Nortel’s real estate related cost reduction activities resulted in charges of $8, which were recorded as part of SG&A and reorganization items. During the year ended December 31, 2010, Nortel recorded an impairment of $11, as part of SG&A and reorganization items and additional charges of $13, to reorganization items for lease repudiations and other contract settlements.

As of December 31, 2011, Nortel’s real estate and other cost reduction balances were approximately $6, which are classified as subject to compromise. As of December 31, 2010, Nortel’s real estate and other cost reduction balances were approximately $5, which are classified as subject to compromise.

10. Income taxes

During the year ended December 31, 2011, Nortel recorded a tax expense of $9 on earnings from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $3,701. The tax expense of $9 is comprised of $3 resulting from taxes on earnings in Asia, $8 relating to the accrual of the deferred tax liability associated with the investments in CALA and Asia, $4 of other taxes including withholding taxes, offset by decreases in uncertain tax positions and other taxes of $4 and the reversal of previously accrued income taxes and interest of $2.

The ultimate determination of the final allocation of proceeds among the various Nortel legal entities has not yet occurred and may be materially different from the classification and related amounts shown in these consolidated financial statements. Nortel expects that the final allocation of proceeds will mainly result in adjustments to existing loss carry-forward balances or other tax attributes, which will be offset with valuation allowance and have a nil impact to taxes payable.

During the year ended December 31, 2010, Nortel recorded a tax recovery of $40 on loss from continuing operations before income taxes and equity in net loss of associated companies and EMEA Subsidiaries of $4,199. The tax recovery of $40 is comprised of $11 of income taxes on current year profits during the applicable period in various jurisdictions offset by decreases in uncertain tax positions and other taxes of $10 and the adjustments to previously accrued income taxes and interest of $41.

Income tax expense or benefit from continuing operations is generally determined without regard to other categories of earnings, such as discontinued operations and other comprehensive income. An exception is provided when there is aggregate income from categories other than continuing operations and a loss from continuing operations in the current year. In this case, the tax expense or benefit allocated to continuing operations is the amount by which the loss from continuing operations reduces the tax expenses recorded with respect to the other categories of earnings, even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year losses, income from other sources, including discontinued operations, is considered when determining whether sufficient future taxable income exists to realize the deferred tax assets. During the years ended December 31, 2011 and 2010, the amount of tax recovery allocated to continuing operations and tax expense allocated to discontinued operations as a result of income from discontinued operations being offset by losses from continued operations was nil and $7 respectively.

As of December 31, 2011, Nortel’s net deferred tax liabilities were $7, representing the accrual of deferred tax liabilities associated with the expected withholding taxes relating to investments in CALA and Asia. During the third quarter of 2011, Nortel concluded the successful auction of Nortel’s remaining patent and patent applications portfolio and closed this transaction on July 29, 2011, which generated a gain of $4,475 in the third quarter of 2011. The estimated tax impact in Canada resulted in a reduction of the gross deferred tax asset offset with a reduction in valuation allowance resulting in a net nil tax impact. There is significant uncertainty concerning the forecasted income or loss for 2012 and beyond and the uncertainty concerning the estimated final proceeds allocation by jurisdiction, and thus this significant negative evidence outweighs any positive evidence that may exist. Therefore, Nortel has concluded that a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions as of December 31, 2011.

The following is a tabular reconciliation of Nortel’s change in unrecognized tax benefits under ASC 740 from the beginning to the end of the year:

	2011	2010

Balance as of January 1	$1,531	$1,871
Reduction of uncertain tax positions resulting from the loss of control and sale of subsidiaries	-	(43)
Increases related to current year tax positions	-	3
Decreases related to current year tax positions	-	(1)
Increases related to prior year tax positions	-	590
Decreases related to prior year tax positions	(4)	(24)
Expiration of statute of limitations for assessment of taxes	-	(1)
Settlement of tax positions	-	(918)
Foreign exchange	(38)	54
Tax rate change	(2)	-

Balance as of December 31	$1,487	$1,531

Nortel had approximately $1,487 and $1,531 of total gross unrecognized tax benefits as of December 31, 2011 and December 31, 2010, respectively. Of the total gross unrecognized tax benefits of $1,487, $11 represented the amount of unrecognized tax benefits, net of valuation allowance that would favorably affect the effective income tax rate in future periods, if recognized. The net decrease of $44 since December 31, 2010 resulted from $38 due to changes to foreign exchange rates, a decrease in a prior year uncertain position of $4, and a decrease of $2 due to a change in tax rates.

Nortel recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2011, Nortel recovered $2 related to interest, penalties and foreign exchange losses. Nortel has accrued approximately $7 and $9 for the payment of interest and penalties as of December 31, 2011 and 2010, respectively.

Nortel believes it is reasonably possible that $1,383 of its gross unrecognized tax benefit will decrease during the year ending December 31, 2012, of which $640 relates to the deductibility of legal settlement expenses and $743 relates to investment tax credits with the resulting impact being the expiry of unutilized non capital losses from prior years.

Nortel is subject to tax examinations in all major taxing jurisdictions in which it continues to operate and Nortel regularly assesses the status and the potential for adverse outcomes to determine the adequacy of the provision for income and other taxes. Nortel’s 2000 through 2009 tax years remain open in most of these jurisdictions and are subject to ongoing audit activity. Specifically, the tax authorities in Canada are close to completing an audit and issuing a reassessment in respect of non-refundable investment tax credits claimed by NNL in its 2002 tax year. Nortel increased the unrecognized tax benefits relating to investment tax credits claimed in the 2002 to 2009 taxation years by $171 to reflect the amount that is more likely than not to be sustained. Nortel believes that it has adequately provided for other tax adjustments that are more likely than not to be realized as a result of these ongoing examinations.

The following is a reconciliation of income taxes, calculated at the Canadian combined federal and provincial income tax rate, to the income tax benefit (expense) included in the consolidated statements of operations for each of the years ended December 31:

	2011	2010
Income (taxes)/recovery at Canadian rates (2011 - 28%, 2010 - 31.0%)	$(1,037)	$1,302
Difference between Canadian rates and rates applicable to subsidiaries in the U.S. and other jurisdictions	97	(184)
Valuation allowances on tax benefits	252	(5,051)
Tax effect of tax rate changes	(66)	(4)
Adjustments to provisions and reserves	8	(521)
Foreign withholding and other taxes	(11)	17
Gain on sale of patents attributable to non Canadian Debtors for tax purposes (a)	512	-
Deferred tax adjustments relating to prior years	46	(102)
Non taxable gains and losses	194	(201)
Previously unrecognized outside basis in deconsolidated subsidiaries	-	5,118
Impact of non-taxable/(non-deductible) items and other differences	(4)	(334)

Income tax benefit (expense)	$(9)	$40

Details of Nortel's income (loss):
Earnings (loss) from continuing operations before income taxes and equity in net loss of associated companies: Canadian, excluding gain (loss) on sales of businesses and assets	$3,711	$(3,878)
U.S. and other, excluding gain (loss) on sale of businesses and assets	(10)	(321)

	$3,701	$(4,199)

Income tax benefit (expense):
Canadian, excluding loss on sales of businesses and assets	$(10)	$33
U.S. and other, excluding loss on sales of businesses and assets	1	7

	$(9)	$40

Income tax benefit (expense):
Current	$(1)	$40
Deferred	(8)	-

Income tax benefit (expense)	$(9)	$40

Details of movement in valuation allowance
Balance as of January 1:	(8,587)	(4,908)
Reduction in valuation allowance due to the deconsolidation of subsidiaries	-	1,684
Amounts charged to income tax benefit (expense)	252	(5,050)
Amounts charged to other comprehensive loss	18	(47)
Other (additions)/ deductions	184	(266)

Balance as of December 31:	(8,133)	(8,587)

(a)	Amount related to income recognized pertaining to the sale of patents and patent applications that is not expected to be taxable to the Canadian Debtors.

The following table shows the significant components included in deferred income taxes as of December 31:

	2011	2010
Assets:
Unrealized capital losses on cost investments	$5,393	$5,577
Tax benefit of loss carryforwards	991	1,177
Investment tax credits, net of deferred tax liabilities	904	923
Other tax credits	145	138
Provisions and reserves	160	149
Post-retirement benefits other than pensions	143	156
Plant and equipment	9	84
Pension plan liabilities	387	404
Deferred compensation	1	-
Unrealized foreign exchange	(23)	(51)
Other	23	30

	8,133	8,587
Valuation allowance	(8,133)	(8,587)

	-	-

Liabilities:
Withholding tax on investments	7	-

Net deferred income tax liabilities	$7	$-

Prior to 2010, deferred tax assets relating to the outside basis differences of the subsidiaries that were controlled were not recorded as it was not apparent that the differences would reverse in the foreseeable future. As described in note 1, certain Nortel subsidiaries are now accounted for under the cost method of accounting. As a result of this change the deferred tax asset relating to the unrealized capital losses on cost investments of $5,393 (2010 - $5,577) was recognized in 2011 with a full valuation allowance against it. In addition a deferred tax liability on withholding taxes on undistributed earnings of $7 was also recognized. In Canada, realized capital losses can not be utilized against ordinary income. However, capital losses can be applied against capital gains or can be utilized against future debt forgiveness in Canada.

As of December 31 2011, Nortel has $141 capital loss carry-forwards, which do not expire, and had the following net operating losses and investment tax credits which are scheduled to expire in the following years:

	Net Operating Losses	Investment Tax Credits (a)
2011 - 2012	$31	$-
2013 - 2015	336	-
2016 - 2021	25	641
2022 - 2031	1,284	263
Indefinitely	3,638	-

	$5,314	$904

11. Employee benefit plans

Plan Description

Nortel maintains various investment plans covering substantially all of its employees, and acts as the plan sponsor for its defined benefit and defined contribution plans. Below is a list of relevant plans discussed in this note and their status as of December 31, 2011 and the basis for which they are being accounted for as of December 31, 2011. Note that although these plans represent Nortel’s major retirement plans, Nortel also has smaller pension plan arrangements in other countries.

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

Employee Compensation Claims Motion

On October 6, 2011, the Canadian Court approved a methodology and procedure for compensation related claims in Canada. As a result, Nortel adjusted the recorded obligations to reflect the approved methodology for pension plans other than the registered defined benefit plans, but including post-retirement and post-employment plans. For pension plans other than the Canadian Pension Plans and the TRA and RAP plans, an adjustment of $28 was recorded to pension obligations with the corresponding expense recorded in reorganization items. Similarly, adjustments of $63 and $17, for the post-retirement and post-employment plans, respectively, were recorded as a charge in reorganization items. The court approved claim amounts will be updated for continuing service related to active employees. The approval on October 6, 2011 also included a bar date of January 6, 2012 for the submission of any requests for corrections to personal data and/or additional claims related to their respective claims. Nortel continues to review the submissions received and has not identified any significant adjustments to the court approved claim amounts to date.

Defined Contribution Plans

Nortel has defined contribution plans available to substantially all of its Canadian employees. Under the terms of the Retirement Savings Plan, eligible employees may contribute a portion of their compensation to the plan. Based on the specific program in which the employee is enrolled, Nortel matches a percentage of the employee’s contributions up to a specified limit. The U.S. LTIP Plan operated under similar parameters as the Retirement Savings Plan. Under the DCPP, Nortel contributed a fixed percentage of employees’ eligible earnings to a defined contribution plan arrangement; this plan was closed to new contributions on September 30, 2010. The employer contribution cost of these defined contribution plans was $2 and $12 for the years ended December 31, 2011 and 2010, respectively.

Defined Benefit Plans

Settlement Agreement with Former and Disabled Canadian Employee Representatives

On February 8, 2010, the Canadian Debtors entered into the Settlement Agreement in relation to the Canadian Pension Plans, post-retirement benefits and post-employment benefits. The Settlement Agreement, as amended, was approved by the Canadian Court on March 31, 2010. On September 30, 2010, the administration of the Canadian Pension Plans was transferred to Morneau Sheppell Ltd. (formerly known as Morneau Sobeco Limited Partnership) (appointed by the Ontario Superintendent of Financial Services) and contributions ceased on that same date. Nortel remains as plan sponsor and, in its capacity, amended the plans to cease service accruals effective September 30, 2010. Benefit coverage in the Canadian post-retirement benefit plan and the Canadian LTD plan ceased on December 31, 2010.

As a result of the approved cessation of post-retirement benefit payments with an effective date of December 31, 2010, Nortel recorded the impacts of the Settlement Agreement in accordance with FASB ASC 715-60 “Defined Benefit Plans — Other Post Retirement” (“ASC 715-60”), which required a de-recognition of the liability and deferred actuarial gains totaling $432 in the first quarter of 2010 recognized as part of reorganization items. Nortel has recorded a charge of $443 in reorganization items representing its best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years’ benefits that they will no longer receive due to the cessation of the plans. In 2011, in connection with the October 6, 2011 Court Order referred to above, this liability was adjusted by $63. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

As a result of the amendments to cease future service accruals for the Canadian Pension Plans, Nortel triggered a plan curtailment. As a result of the curtailment, on September 30, 2010, Nortel remeasured the Canadian Pension Plans using assumptions consistent with a wind-up basis of accounting as this is Nortel’s best estimate of current assumptions and recorded the impacts of this remeasurement in third quarter of 2010 in accordance with FASB ASC 715-30 “Defined Benefit Plans — Pension” (ASC 715-30). In addition, as a result of the remeasurement, Nortel was required to adjust the liability for impacts from the curtailment loss and changes in assumptions at the re-measurement date. The effect of these adjustments and the related foreign currency translation adjustment was to record, in the third quarter of 2010, a curtailment loss of $490 in reorganization items, so as to increase pension liabilities by $579 and accumulated other comprehensive loss by $89. The Plans were remeasured on December 31, 2010 as part of the ongoing pension accounting under ASC 715-30. Refer to the discussion below regarding the wind-up order of the Canadian funded pension plans for information related to a further remeasurement in 2011.

Wind-up Order of the Canadian funded pension plans

On March 8, 2011, the Ontario Superintendent of Financial Services ordered the wind-up for the Canadian Pension Plans with an effective date of October 1, 2010. Nortel’s net pension liability for the Canadian Pension Plans is based on the pension assets and liabilities as of this wind-up date. As such, the 2011 pension expense for the Canadian Pension Plans was limited to the amortization of accumulated other comprehensive income. As a result of this order, Nortel remeasured the pension obligations under the plans in the first quarter of 2011 using wind-up assumptions as of the effective date, resulting in a reduction to pension liabilities and OCI of $96 as compared to the remeasurement as of December 31, 2010. The settlement process for the Canadian Pension Plans has not been finalized, and as such the assumptions used to calculate the Canadian Pension Plans’ pension obligations could be subject to change. There were no advancements in the settlement process for the Canadian Pension Plans during 2011 and as a result no impacts to the liability.

Termination of Canadian unregistered defined benefit plans – SERP and Excess

As at December 31, 2010, the SERP and Excess plans were both terminated. Nortel recognized settlement accounting for these plans, and recorded a curtailment loss of $6 and a plan settlement gain of $201 in reorganization items, representing the consolidated liabilities for these two plans. At December 31, 2010, Nortel has recorded in reorganization items a charge of $168 representing its current best estimate of the expected allowed claim amount in accordance with ASC 852 in relation to the participant claims for future years’ benefits they will no longer receive due to the cessation of these two plans. To the extent that information available in the future indicates a difference from the recognized amounts, the provision will be adjusted. Refer to the Employee Compensation Claims Motion section above for additional information regarding adjustments to SERP and Excess. As a result of the motion, SERP and Excess were adjusted by $3 and $14, respectively.

Impact of U.S. deconsolidation

As a result of the deconsolidation of the U.S. Subsidiaries on October 1, 2010, Nortel recorded a reduction in its pension obligation, post-retirement obligation, and accumulated other comprehensive income of $427, $225 and $25, respectively.

Pension and Post Retirement Benefits

As a result of the above actions taken by the Company, there were no longer any post-retirement programs in effect on December 31, 2010. The following discussion includes activity during the year ended December 31, 2011 for pension and post-retirement plans and only information related to year-end balances and forward-looking information for the pension plans

In the first quarter of 2011, a remeasurement of the Canadian Pension Plans was completed followed by a year end measurement of the TRA and RAP pension plans. The effect of the net actuarial gain adjustment and the related foreign currency translation adjustment was to decrease accumulated other comprehensive loss including foreign currency translation adjustment by $129. The unfunded status of its defined benefit plans decreased to $1,352 as of December 31, 2011 from $1,490 as of December 31, 2010 primarily as a result of an actuarial gain due to the remeasurement of the Canadian Pension Plans and the TRA and RAP plans of $47, the partial settlement of the RAP of $8 related to payments made by Flextronics to former Nortel employees, settlement in the Taiwan plan $2 and foreign exchange movements on the Canadian plans of $86. The net impact to plan assets as of December 31, 2011 was an increase of $55 resulting from investment income, offset by $55 related to foreign exchange fluctuations.

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

The following details the unfunded status of the defined benefit plans and post-retirement benefits other than pensions, and the associated amounts recognized in the consolidated balance sheets as of December 31:

	Defined Benefit Pension Plans		Post - Retirement Benefits
	2011	2010	2010
Change in benefit obligation:
Benefit obligation - beginning	$3,997	$3,473	$569
Impact of deconsolidations of EMEA Subsidiaries and U.S. Subsidiaries	-	(94)	(219)
Service cost	1	8	1
Interest cost	4	196	14
Plan participants’ contributions	-	-	7
Actuarial loss	(47)	292	31
Special and contractual termination benefits (a)	-	2	-
Curtailments and settlements (a)	(10)	273	(370)
Benefits paid	-	(334)	(43)
Foreign exchange	(86)	181	10

Benefit obligation - ending	$3,859	$3,997	$-

Change in plan assets:
Fair value of plan assets - beginning	$2,507	$2,459	$-
Actual return on plan assets	55	236	-
Employer contributions	-	26	36
Plan participants’ contributions	-	-	7
Plan settlements	-	(2)	-
Benefits paid	-	(334)	(43)
Foreign exchange	(55)	122	-

Fair value of plan assets - ending	$2,507	$2,507	$-

Net amount recognized	$(1,352)	$(1,490)	$-

Amounts recognized in the accompanying consolidated balance sheets consist of:
Liabilities subject to compromise	$(1,357)	$(1,493)	$-
Other assets	5	3	-

Net amount recognized	$(1,352)	$(1,490)	$-

Amounts recognized in accumulated other comprehensive income (loss) - before tax - consist of:
Net actuarial loss	$674	$803	$-

Net amount recognized	$674	$803	$-

(a)

Curtailments, settlements, and special and contractual termination benefits resulted from the plan terminations, plan amendments, 2008 Restructuring Plan, 2009 Restructuring Plan, and Post-Petition Date Cost Reduction Activities in conjunction with divestiture activities in 2009 and 2010, as set out in notes 8 and 9.

The accumulated benefit obligation for all defined benefit plans was $3,859 and $3,976 as of December 31, 2011 and 2010, respectively. The following details selected information for defined benefit plans, all of which have accumulated benefit obligations in excess of the fair value of plan assets as of December 31:

	2011	2010
Projected benefit obligation	$3,859	$3,974
Accumulated benefit obligation	$3,859	$3,974
Fair value of plan assets	$2,503	$2,502

The following details the amounts recognized in other comprehensive income (loss), including foreign currency translation adjustments, including the other comprehensive income (loss) related to the EMEA Subsidiaries, for the years ended December 31:

	Defined Benefit Pension Plans		Post-Retirement Benefits
	2011	2010	2010
Prior service cost	$-	$-	$2
Amortization of prior service cost	-	(2)	-
Net actuarial gain (loss)	(84)	201	34
Amortization of net actuarial gain (loss)	(43)	(66)	3
Curtailment	-	(14)	70
Settlement	(2)	27	-
Impact of deconsolidations of EMEA Subsidiaries and U.S. Subsidiaries	-	(993)	1

Net recognized in other comprehensive income (loss)	$(129)	$(847)	$110

The estimated amounts in accumulated other comprehensive income (loss) to be recognized as components of pension expense during the next fiscal year are as follows:

	Defined Benefit Pension Plan	Post-Retirement Benefits	Total
Net actuarial loss	$42	$-	$42

The following details the net pension expense for the defined benefit plans for the following periods:

	2011	2010
Pension expense:
Service cost	$1	$8
Interest cost	4	196
Expected return on plan assets	-	(151)
Amortization of prior service cost	-	2
Amortization of net losses	51	43
Settlement and curtailment losses	(7)	467
Special and contractual termination benefits	-	2

Net pension expense	$49	$567

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	4.2%	4.3%
Rate of compensation increase	N/A	0.2%
Weighted-average assumptions used to determine net pension expense for years ended December 31:
Discount rate	4.1%	5.5%
Expected rate of return on plan assets	N/A	6.3%
Rate of compensation increase	3.4%	3.5%

The following details the net cost components of post-retirement benefits other than pensions for the following periods:

2010
Post-retirement benefit cost:
Service cost	$1
Interest cost	14
Amortization of prior service cost	(3)
Amortization of net losses gains	(3)
Curtailment & Settlement losses gains	(450)

Net post-retirement benefit cost	$(441)

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	N/A
Weighted-average assumptions used to determine net post-retirement benefit cost for years ended December 31:
Discount rate	6.0%
Weighted-average health care cost trend rate	7.8%
Weighted-average ultimate health care cost trend rate	4.9%

As a result of the transfer of administration of the Canadian Pension Plans, Nortel is no longer the administrator of the assets for the Canadian Pension Plans. Accordingly, Nortel is not in a position to set target investment allocations or dictate investment strategies. Further, changes in the plan assets no longer impact Nortel’s net pension liability as a result of the order to wind-up the Canadian Pension Plans with an effective date of October 1, 2010. Consequently, disclosure information of the Canadian Pension Plan’s assets has not been included in these financial statements.

12. Long-term debt

Long-term debt

The following table shows the components of long-term debt included as liabilities subject to compromise as of December 31 prior to the Creditor Protection Proceedings (see notes 1 and 2):

	2011	2010
LIBOR + 4.25% Floating rate Notes due July 15, 2011 (a)	$1,000	$1,000
1.75% Convertible Senior Notes due April 15, 2012	575	575
10.125% Fixed rate Notes due July 15, 2013	550	550
2.125% Convertible Senior Notes due April 15, 2014	575	575
10.75% Fixed rate Notes due July 15, 2016	1,119	1,119
6.875% Notes due September 1, 2023	200	200
7.875% Notes due June 15, 2026 (b)	-	-
Fair value adjustment attributable to hedged debt obligations	23	37

	4,042	4,056
Less: Long-term debt subject to compromise	4,042	4,056

Long-term debt	$-	$-

(a)	Notes not repaid on due date as a result of pending Creditor Protection Proceedings.
(b)	Notes were issued by Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI, and are fully and unconditionally guaranteed by NNL. See note 14.

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

Fair value

The estimated fair values of the financial instruments in the table below reflect approximate amounts at which they could be exchanged in a current transaction between willing parties. The fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of long-term debt instruments reflected a current yield valuation based on observed market prices as of December 31, 2011 and 2010. Accordingly, the fair value estimates are not necessarily indicative of the amounts that Nortel could potentially realize in a current market exchange.

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Long-term debt including amounts subject to compromise (a)	$4,019	$4,097	$4,019	$3,203

(a)	Excludes capital leases.

Concentrations of risk

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

The following table provides a summary of Nortel’s guarantees as of December 31, 2011:

	Carrying Amount of Liability	Maximum Potential Liability (p)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	9	9
Intellectual property indemnification obligations (c)	-	NQ
Lease agreements (d)	-	8
Receivable securitizations (e)	-	NQ
Other indemnification agreements
EDC Support Facility (f)	20	23
Global Class Action Settlement (g)	-	NQ
Sale lease-back (h)	-	4
Bankruptcy (i)	-	1
Real estate residual value guarantee (j)	22	22
Environmental indemnifications (k)	8	NQ
U.K. Defined Benefit Plan guarantee (l)
Funding guarantee	515	NQ
Insolvency guarantee	150	150
U.S. debt guarantee (m)	150	NQ
NNL lease guarantees (n)	125	NQ
NNL grant guarantee (o)	7	7

Total	$1,007	$228

(a)

Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of December 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.

(b)

In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended March 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of December 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(c)

Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of December 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.

(d)

Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of December 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.

(e)

Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of December 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected payout, if required.

(f)

Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC support facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC support facility. Approximately $20 has been paid to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of December 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.

(g)

On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (Global Class Action Settlement), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of December 31, 2011, Nortel has not made any significant payments to settle such obligations.

(h)

On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected payout, if required.

(i)

On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of December 31, 2011, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected pay-out, if required.

(j)

On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.

(k)

Nortel has agreed to provide an indemnity to the purchasers of certain properties with respect to certain environmental matters. An estimated amount has been accrued for this liability, based on the probability of payout and expected payout, if required. Certain purchasers of its certain properties have filed claims related to the environmental matters for an amount of $172, which amount continues to be assessed by the Canadian Debtors. To the extent that the claim is finalized in the future, the provision will be adjusted.

(l)

NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance of certain payment obligations under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has guaranteed NNUK’s payment obligations arising upon the wind-up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buy out deficit. Nortel has recorded liabilities of $515 and $150 for the Pension Guarantee and the further guarantee, respectively, representing Nortel’s current assumption of the expected claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $795 and related to the further guarantee of $150. To the extent that more reliable information becomes available in the future indicates a difference from the recognized amounts, the provision will be adjusted.

(m)

NNL has unconditionally guaranteed $150 debt obligation of Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI. Nortel has recorded a corresponding liability of $150 for this guarantee. Nortel has not accrued interest related to this debt obligation on the basis it does not believe it will be an allowed claim.

(n)

NNL has guaranteed the payments required under the lease agreements entered into by certain of its U.S. Subsidiaries and EMEA Subsidiaries. These guarantees require NNL to make lease payments throughout the lease term if and when a subsidiary fails to make scheduled payments. The landlords of these properties have filed claims totaling $287 related to these guarantees, which amount continues to be assessed by the Canadian Debtors. The maximum potential liability is subject to the ongoing real estate claims process.

(o)

NNL has guaranteed certain grants provided by the Industrial Development Agency (“IDA”) of Ireland to Nortel Ireland to support in-country research and development activities. Nortel has recorded a liability of $7, representing the claim amount in accordance with ASC 852.

(p)

The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances and such items have been denoted as non-quantifiable (NQ).

Product warranties

The following summarizes the accrual for product warranties that was recorded as part of other accrued liabilities in the consolidated balance sheet as of December 31.

2010
Balance at the beginning of the year	$58
Impact of EMEA Subsidiaries deconsolidation	-
Payments	(20)
Warranties issued	20
Revisions	(55)
Transferred to liabilities held for sale	(1)

Balance at the end of the year	$2

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

Determination of fair value

When available, Nortel uses quoted market prices to determine fair value of items classified in Level 1 of the fair value hierarchy.

Refer to note 13 for information on fair value of Nortel’s long term debt.

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents:

	2011	2010
Bid and performance-related bonds (a)	$3	$26
Other bonds (b)	-	-

Total bid, performance-related and other bonds	$3	$26

(a)	Net of restricted cash and cash equivalent amounts of $6 and $5 as of December 31, 2011 and 2010, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $1 and $15 as of December 31, 2011 and 2010, respectively.

Operating leases and other commitments

As of December 31, 2011, the future minimum payments under operating leases and lease costs and related sublease recoveries under contractual agreements consisted of:

2011
2012	2
2013	1

Total future minimum payments	$3

Rental expense on operating leases for the years ended December 31, 2011 and 2010, net of applicable sublease income, amounted to $10 and $28, respectively.

Expenses related to outsourcing contracts for the years ended December 31, 2011 and 2010 amounted to $1 and $14, respectively, and were for services provided to Nortel primarily related to a portion of its information services function. The amount payable under Nortel’s outsourcing contracts is variable to the extent that Nortel’s workforce fluctuates from the baseline levels contained in the contracts.

17. Capital stock

Common shares

Nortel is authorized to issue an unlimited number of NNC common shares without nominal or par value. There was no activity involving common shares in the years ended December 31, 2011 and 2010. Nortel had 498 million NNC common shares valued at $35,604 outstanding and included in shareholders’ equity as at the beginning and end of the years ended December 31, 2011 and 2010.

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

18. Earnings (loss) per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted earnings (loss) per common share for the following periods:

	2011	2010 (a)
	(Number of common shares in millions)
Net earnings (loss) from continuing operations	$3,671	$(4,224)
Net earnings (loss) from discontinued operations	(1)	24

Net earnings (loss) attributable to
Nortel Networks Corporation	$3,670	$(4,200)

Basic weighted-average shares outstanding:
Issued and outstanding	499	499

Weighted-average shares dilution adjustments:
1.75% Convertible Senior Notes	18	-
2.125% Convertible Senior Notes	18	-

Diluted weighted-average shares outstanding	535	499

Weighted-average shares dilution adjustments - exclusions
1.75% Convertible Senior Notes	-	18
2.125% Convertible Senior Notes	-	18

Basic earnings (loss) per common share:
from continuing operations	$7.36	$(8.47)

from discontinued operations	$-	$0.05

Diluted earnings (loss) per common share:
from continuing operations	$6.91	$(8.47)

from discontinued operations	$-	$0.05

(a)	As a result of the net loss for the year ended December 31, 2010, all potential dilutive securities in this period are considered anti-dilutive.

19. Accumulated other comprehensive income (loss)

The following are the components of comprehensive loss, net of tax, for the following periods:

	2011	2010
Accumulated foreign currency translation adjustment
Balance at the beginning of the year	441	394
Impact of deconsolidation of EMEA Subsidiaries	-	30
Impact of other deconsolidations	-	77
Impact of discontinued operations	-	46
Change in foreign currency translation adjustment (a)	90	(106)

Balance at the end of the year	531	441

Unrealized gain (loss) on investments - net
Balance at the beginning of the year	-	21
Change in unrealized gain (loss) on investments	-	(21)

Balance at the end of the year (b)	-	-

Unamortized Pension and Post-Retirement Plan actuarial losses and prior service cost - net
Balance at the beginning of the year	(803)	(1,539)
Impact of deconsolidation of EMEA Subsidiaries	-	31
Impact of other deconsolidations	-	992
Change in unamortized pension actuarial losses and prior service cost (c)	129	(287)

Balance at the end of the year	(674)	(803)

Accumulated other comprehensive loss	$(143)	$(362)

(a)	The change in the foreign currency translation adjustment was not adjusted for income taxes since it related to indefinite term investments in subsidiaries that are unlikely to reverse in the foreseeable future.
(b)	Certain securities deemed available-for-sale by Nortel were measured at fair value. Unrealized holding gains (losses) related to these securities were excluded from net earnings (loss) and were included in accumulated other comprehensive income (loss) until realized. Unrealized gain (loss) on investments was net of tax of nil, for the year ended December 31, 2010. During the year ended December 31, 2010, realized (gains) losses on investments of $20 were reclassified to other income (expense) — net in the consolidated statements of operations.
(c)	Represents non-cash charges to shareholders’ deficit related to the change in unamortized pension and post-retirement actuarial losses and prior service cost (see note 11). The charge is presented net of tax of nil for the years ended December 31, 2011 and 2010. The charge relating to EMEA Subsidiaries was nil for the year ended December 31, 2010.

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

Nortel accounted for its EMEA Subsidiaries under the equity method of accounting from the Petition Date to May 31, 2010, being the date at which Nortel deconsolidated its equity investment. Also, as of October 1, 2010 Nortel has accounted for the U.S. Subsidiaries, and the subsidiaries they control, under the cost method of accounting. Accordingly, the liabilities of the EMEA Subsidiaries and U.S. Subsidiaries that are subject to compromise are not included in the consolidated financial statements as of December 31, 2011.

Liabilities subject to compromise consist of the following:

	2011	2010
Trade and other accounts payable	$164	$147
Payable to U.S. Subsidiaries	2,151	2,158
Restructuring liabilities	180	84
Long-term debt	4,042	4,056
U.S. debt guarantee (note 14)	150	150
Interest on long-term debt	1,018	692
Notes payable	175	175
Pension obligations	1,557	1,660
Post-retirement obligations other than pensions	578	555
U.K. pension guarantees (note 14)	665	667
EDC support facility (note 14)	20	22
NNL lease guarantees (note 14)	125	125
Real estate residual value guarantee (note 14)	22	23
NNL grant guarantee (note 14)	7	-
Other accrued liabilities	51	51

Total liabilities subject to compromise	$10,905	$10,565

As of December 31, 2011, the Canadian Debtors have received approximately 1,047 claims asserting approximately $29,503 (calculated utilizing exchange rates as of the petition date for presentation purposes) in aggregate outstanding liquidated claims. Some of these claims are unliquidated and are therefore not reflected in the aggregate claim amount above. The Canadian Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions and Canadian debtors involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. Nortel believes the variance between total claims and total liabilities subject to compromise is primarily related to duplicative claims. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors of filed proofs of claim. A number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods once these reviews are complete.

An additional approximate 16,000 claims related to the employee compensation claims process totaling CAD$1.06 billion have been received by the Canadian Debtors. Refer to note 2 for more information.

As of December 31, 2011, the Canadian Debtors have resolved 588 claims, reducing the aggregate amount claimed against the Canadian Debtors by approximately $5,711. Although the Canadian Court has established a bar date, subject to certain excluded claims, by which certain proofs of claim against the relevant Canadian Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims may be permitted. In addition, the Canadian Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time.

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

At March 31, 2010, Nortel’s net investment in the EMEA Subsidiaries was in a net liability position. Until May 31, 2010, in accordance with ASC 323, Nortel had continued to recognize losses in excess of its net investment in the EMEA Subsidiaries as it had concluded that it was committed to provide non-financial support to the investees. On commencement of the application of the cost method, however, Nortel concluded that this was no longer applicable. Accordingly, Nortel recognized a loss for the net impact of the cessation of equity accounting – reflecting the net carrying value of its investments, which was classified in reorganization items. This loss is presented separately from the recognition of NNL’s estimated fair value of its obligations under certain guarantees it has provided for the previously equity accounted for investees. Refer to note 14 for details.

The following table summarizes financial information for the EMEA Subsidiaries operations for the year ended December 31, 2010:

2010
Revenues from continued operations	$243
Revenues from discontinued operations	4

Total revenues	$247

Gross profit	49
Selling, general and adminstrative expense	116
Research and development expense	8
Reorganization items	13
Investments and other income	(44)
Other	6

Net loss	$(50)

22. Contingencies

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

The Pensions Regulator Financial Support Directions

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, the Pensions Regulator, purporting to act under the Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable the Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. If a company to which a FSD is issued fails to comply with it, the Pensions Regulator may issue a contribution notice (“Contribution Notice”) to any one or more persons to whom the FSD was addressed stating that the person is liable to pay to the trustees of the pension scheme the sum specified in the Contribution Notice, where the Pensions Regulator considers it reasonable to impose the liability on the person to pay the specified sum. The sum specified may be the whole or a portion of the actual or estimated deficit of the pension scheme. In the Warning Notice, the Pensions Regulator identified certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI, as targets of a procedure before the determinations panel of the Pensions Regulator (“Determinations Panel”) to determine whether to issue a FSD (“U.K. Pension Proceeding”). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions

Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan (“U.K. Pension Trustee”) and the PPF, which is fully applicable to the U.K. Pension Trustee’s and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provided that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. The Pensions Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the U.K. Pension Trustee brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The U.K. Pension Trustee and the PPF also appealed the decision of the U.S. Court enforcing the stay. That appeal was denied by the U.S. Court of Appeals for the Third Circuit (“U.S. Appeals Court”) on December 29, 2011 and on January 24, 2012 the U.S. Appeals Court denied a petition by the U.K. Pension Trustee and the PPF for a rehearing of the appeal. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the Determinations Panel issued a determination notice (“Determination Notice”) indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On April 1, 2011, the Determinations Panel issued FSDs to NNC, NNL, NNI and NNCI requiring each of them to secure that financial support be put in place for the U.K. defined benefit pension plan within six calendar months of the date of the FSDs. The other Debtors that received the Determination Notice have exercised their right under the U.K. Statute to refer the Determinations Panel’s determination to the Pensions Regulator Tribunal established under the U.K. Statute for a further determination of the matter. Nortel is of the view that the Determination Notice and the FSD issued to NNC, NNL, NNI and NNCI are null and void given the court decisions noted above.

In September 2010, the U.K. Administrators applied to the English Court for directions concerning the application and effect of the FSD regime contained in the U.K. Statute upon those EMEA Debtors that were identified in the Warning Notice. On December 10, 2010, the English Court ruled that the Pensions Regulator could pursue FSDs and Contribution Notices against the target Debtors in accordance with the provisions of the U.K. Statute. Further, the English Court held that the debt created by any Contribution Notice that may be issued constitutes an administration or liquidation expense of an insolvent target company, rather than a provable debt in the insolvency proceedings, thereby giving it “super priority” status over the claims of other creditors of the insolvent target company. The U.K. Administrators appealed this decision to the Court of Appeal of England and Wales (“U.K. Appeal Court”) and, on October 14, 2011, the U.K. Appeal Court upheld the English Court’s decision. The U.K. Administrators have been granted leave to appeal the U.K. Appeal Court’s decision to the Supreme Court. Nortel is of the view that these court decisions in the U.K. have no authoritative application in the CCAA Proceedings or the Chapter 11 Proceedings and that the validity and relative priority of claims filed in those proceedings are matters to be determined by the Canadian Court and the U.S. Court, as applicable

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 14.

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

As a result of the mediation, the parties reached a settlement on all matters related to this action, which settlement was approved by the U.S. Court on October 17, 2011. The settlement provides that CTDI will pay a total of $19 million, from which plaintiffs’ costs will be reimbursed and the remainder will be apportioned between NNL and NNI on a 25%/75% basis, as set out under the settlement agreement. Thus, NNL received $4.85 in total in November 2011. This receipt has been recorded as part of Other operating income –net in Consolidated Statements of Operations for the year ended December 31, 2011. The settlement also provides for the withdrawal of all counterclaims by CTDI and recognition of an allowed claim of approximately $1.

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

ERISA Lawsuit

As previously reported, beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits were consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee (the “U.S. District Court”). This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleged, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. As a result of the Creditor Protection Proceedings, on September 25, 2009, the U.S. District Court ordered the case administratively closed. The parties to the action agreed to a final form of Stipulation of Settlement (“the Stipulation”) whereby the defendants will cause their underwriter, Chubb Insurance Company of Canada (“Chubb”), to pay $21.5 into an escrow account on behalf of the defendants as full and final settlement of the action and in consideration for the releases and discharges provided under the Stipulation. Such settlement amount will be distributed in accordance with the terms of the Stipulation. In a side agreement, NNC, NNL, NNI and Chubb stipulated that existing claims filed by Chubb in the Creditor Protection Proceedings in Canada and in the U.S. will be reduced and allowed as general unsecured claims upon deposit by Chubb of the final settlement payments. The Stipulation and the side agreement were approved by the Canadian Court and the U.S. Court. The U.S. District Court also granted preliminary approval of the Stipulation. A fairness hearing for final approval was held on January 11, 2012 and the Stipulation was approved. Nortel has recorded a provision to reflect its best estimate of an allowed claim amount.

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

Nortel Statement of Claim Against its Former Officers

In January 2005, NNC and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement. See note 14.

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

Environmental matters

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of December 31, 2011, accruals for environmental matters were $8. Based on information available as of December 31, 2011, management believes that the existing accruals are sufficient to satisfy probable and reasonably estimable environmental liabilities related to known environmental matters. Any additional liabilities that may result from these matters, and any additional liabilities that may result in connection with other locations, are not expected to have a material adverse effect on the business, results of operations, financial condition and liquidity of Nortel.

Nortel has remedial activities under way at five sites that are either currently or previously owned. An estimate of Nortel’s anticipated remediation costs associated with all such sites, to the extent probable and reasonably estimable, is included in the environmental accruals referred to in the paragraph directly above. See note 2.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Except as noted above, Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except as otherwise described herein, Nortel intends to defend the above actions, suits, claims and proceedings in which it is a defendant, litigating or settling cases where in management’s judgment it would be in the best interest of stakeholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

Nortel is also a defendant in various other suits, claims, proceedings and investigations that arise in the normal course of business.

23. Subsequent events

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO), Allan Bifield, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at December 31, 2011. Based on this evaluation, management, including the CFO, has concluded that our disclosure controls and procedures as at December 31, 2011 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management, including the CFO, assessed the effectiveness of our internal control over financial reporting, and concluded that we maintained effective internal control over financial reporting as at December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. From 2009 through 2011, we completed the sale of all of our business as well as the sale of our remaining patents and patent applications and streamlined our business infrastructure and implemented processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes materially affected our internal control over financial reporting throughout 2009 and 2010 and into 2011 and are reasonably likely to continue to materially affect our internal control over financial reporting. In the fourth quarter of 2011, we continued to streamline our business infrastructure mainly in response to the substantial completion of the TSA obligations. Management continues to take actions necessary to address the resources, processes and controls related to these changes, and to take any remaining actions pertaining to the realignment of certain work between the Canadian Debtors and U.S. Debtors as part of the separation of various corporate functions, while maintaining effective control over financial reporting. Additional process changes may be necessary in the future.

ITEM 9B.	Other Information

We have established a 2012 Retention Plan. See “Nortel 2012 Retention Plan” in the Executive and Director Compensation section of this report.

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

Board of Directors

Name and Age	Position Currently Held	Date of Appointment to the Nortel Boards
Jalynn H. Bennett, C.M. (68)	Director	June 29, 2005
Gregory R. Cote (46)	Director	September 27, 2010
David I. Richardson (70)	Chair	March 27, 2009

•

Jalynn H. Bennett, C.M. is a corporate director. She was President of Jalynn H. Bennett and Associates Ltd., a consulting firm in strategic planning and organizational development in both the public and private sectors, from 1989 to July 2010. Prior to establishing that firm, Mrs. Bennett was associated for nearly 25 years with Manulife Financial. Mrs. Bennett is a member of the Lawrence National Centre for Policy and Management Advisory Council of the Richard Ivey School of Business at the University of Western Ontario, the Toronto Society of Financial Analysts and the Toronto Association of Business Economists. She is also a Director of Cadillac Fairview Corporation Limited, Teck Resources Limited and the Sick Kids Foundation, and a Fellow of the Institute of Corporate Directors in Canada. Mrs. Bennett has many years of audit committee service, including past membership on the audit committees of Canadian Imperial Bank of Commerce, Teck Resources Limited, Ontario Power Generation, Bombardier Inc., CanWest Global Communications and Sears Canada. Mrs. Bennett is past Commissioner of the Ontario Securities Commission and was a member of the Toronto Stock Exchange and Canadian Institute of Chartered Accountants’ Joint Committee on Corporate Governance (The Saucier Committee). She earned a Bachelor of Arts in economics from the University of Toronto. Mrs. Bennett’s extensive experience in corporate governance and finance matters has been and continues to be a valuable resource for the Nortel Boards.

Public Board Membership in the Past Five Years: Canadian Imperial Bank of Commerce (1994 – 2011), Teck Resources Limited (2005 – present)

Current Audit Committee Membership: Cadillac Fairview Corporation (Chair)

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

Public Board Membership in the Past Five Years: Air Canada (2004 – present), ACE Aviation Holdings Inc. (2004 – present), Jazz Air Holding GP Inc. (2005 – 2008), Aeroplan Income Fund, now known as AIMIA (2005 – 2008), and Husky Injection Moulding Systems (2004 – 2007)

Current Audit Committee Membership: ACE Aviation Holdings Inc. (Chair)

Executive Officers

The NNC Board of Directors appoints and may remove executive officers of NNC. Generally, such officers hold their position until a successor is appointed or until the officer resigns. Set forth below are the names of our current executive officers, their ages, offices currently held and year of appointment. The executive officers are also officers of NNL.

Name and Age	Office and Position Currently Held	Year of Appointment
Allan Bifield (55)	Senior Vice-President, Corporate Services and Chief Financial Officer	2011
Clarke Edward Glaspell (45)	Controller	2009

•

A. Bifield was appointed Senior Vice-President, Corporate Services and Chief Financial Officer effective December 17, 2011, prior to which he was the Chief Financial Officer and Senior Vice-President for Nortel’s NBS organization since 2010, and previously held various positions in the Finance organization of the Company for over 25 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of Nortel to file reports concerning their ownership of equity securities of Nortel with the SEC and Nortel. Based solely on a review of the information received and written representations from the persons subject to Section 16(a), we believe that all of Nortel’s directors and executive officers filed their required reports, [if any],on a timely basis during 2011.

Corporate Governance

The following corporate governance report has been reviewed and approved by the Nortel Boards. Copies of the joint mandate of the Nortel Boards, which include our standards for director independence (Independence Standards), the joint mandate of the Audit Committees of NNC and NNL and our Code of Business Conduct, as well as any future amendments to these documents, are available free of charge on our website at www.nortel-Canada.com or by writing to our Corporate Secretary at Nortel Networks Corporation, 5945 Airport Road, Suite 360, Mississauga, Ontario L4V 1R9.

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

The Nortel Boards subsequently determined that their mandates should be revised to reflect more accurately the current role and function of the Nortel Boards taking into account the following considerations:

•

NNC and NNL was in the process of selling their businesses to external parties and they did not expect and continue not to expect that the holders of NNC common shares and NNL preferred shares will receive any value from the Creditor Protection Proceedings, and they expect that the Creditor Protection Proceedings will ultimately result in the cancellation of these equity interests;

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

Under their joint mandate, the Nortel Boards review, discuss and approve, as appropriate, various matters relating to remaining restructuring work, sales processes, creditor claims process, corporate group services and other restructuring activities of NNC and NNL with a view to the best interests of NNC, NNL and their creditors and shareholders generally.

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

The ability of the Nortel Boards to exercise independent supervision over management is facilitated by the fact that the Chair and each of the other directors on the Nortel Boards is independent. In addition, the directors meet in executive sessions at meetings of the Nortel Boards and the Audit Committees. Overseeing the ability of the Nortel Boards to operate in a manner that is independent of management is also a specific responsibility of the Chair.

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

Regularly scheduled meetings of the Nortel Boards are held at such time or times as the Chair may determine. Special meetings of the Nortel Boards may be called by, or by the order of, the Chair or any two directors of NNC and NNL. For a summary of 2011 director attendance, see “Number of Meetings Attended in 2011” in this section of this report.

The Nortel Boards periodically review the adequacy and form of director compensation in light of the risks and responsibilities of serving as a director during the continuance of the Creditor Protection Proceedings, court orders issued in connection with such proceedings and market practice. All compensation for the directors must be approved by the Nortel Boards. Director compensation is described under “Director Compensation for Fiscal Year 2011” in the “Executive and Director Compensation” section of this report.

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

The Audit Committees assist the Nortel Boards in the oversight of:

•

the reliability and integrity of the accounting principles and practices, financial statements and other financial reporting, and disclosure principles and practices followed by management of NNC, NNL and their consolidated subsidiaries;

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

Number of Meetings Attended in 2011(1)

Director	Boards(2)		Audit Committees(2)
	NNC	NNL	NNC	NNL
Jalynn H. Bennett	16/16	16/16	7/7	7/7
Gregory R. Cote	16/16	16/16	7/7	7/7
David I. Richardson	16/16	16/16	7/7	7/7

(1)	Table indicates meetings held at any time during 2011 and attendance of individual directors only while such individual was a director of the Nortel Boards or a member of the Audit Committees, as applicable. Table does not include actions taken by written resolutions of the Nortel Boards or Audit Committees.
(2)	All meetings of the Nortel Boards were held together as joint meetings. All meetings of the Audit Committees were held together as joint meetings.

Code of Ethics

Nortel’s Code of Business Conduct, which is our code of ethical business conduct, provides detailed guidelines on Nortel’s approach to competition in the marketplace, the standards of conduct expected of all Nortel directors, officers and employees and the central role integrity must play in daily conduct at Nortel, with an emphasis on honesty and compliance with all applicable laws. On November 9, 2011, Nortel’s officers and employees (except those on leave) were asked to certify or recertify, as applicable, that they have read the Code of Business Conduct, understand it and will comply with its provisions, and that they will contact the Ethics Office to report known or suspected violations. In the fourth quarter of 2011, Nortel’s directors certified that they have read, understood and will comply with the terms of the Code of Business Conduct. Any future amendments to our Code of Business Conduct will be posted on our website at www.nortel-Canada.com. Any waiver of a requirement of our Code of Business Conduct, if granted by the Nortel Boards or any Board Committee, will be posted on our website at www.nortel-Canada.com as required by law.

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

Shareholder Communication

Nortel communicates regularly with stakeholders through press releases, annual and quarterly reports and through our website at www.nortel-Canada.com. Stakeholders may communicate directly with the Nortel Boards, non-management directors, the Chair of the Nortel Boards or any other individual directors by writing care of the Corporate Secretary, Nortel Networks Corporation, 5945 Airport Road, Suite 360, Mississauga, Ontario L4V 1R9. All correspondence, with the exception of solicitations for the purchase or sale of products and services, communications of an inappropriate nature or similar types of communications, will be forwarded to the directors to whom such correspondence is addressed. In addition, any such communication that relates to accounting, internal accounting controls or auditing matters will also be referred to the Chair of the Audit Committees of NNC and NNL, if not already addressed to him.

ITEM 11.	Executive and Director Compensation

Summary Compensation Table for Fiscal Year 2011

The following table sets forth the compensation awarded to, earned by, or paid to each of Nortel’s named executive officers for services rendered by them to Nortel during the 2011 fiscal year. Nortel’s obligations concerning named executive officer compensation will continue to be reviewed in the context of Creditor Protection Proceedings.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Stock Incentive Plan Compen- sation ($)		Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(1)	Total ($)
A. Bifield	2011	404,449	(3)	400,404	(3)(4)	—	—	945,925	(3)(5)	—	15,984(3)	1,766,762
Senior Vice-President, Corporate Services and Chief Financial Officer(2)
C.E. Glaspell	2011	252,781	(3)	303,337	(3)(6)	—	—	169,641	(3)(7)	—	21,265(3)	747,024
Controller
G.A. Riedel	2011	399,231		—		—	—	3,992,000	(9)	—	104,788	4,496,019
Former Chief Strategy Officer and President, Business Units(8)	2010	563,654		1,000,000		—	—	1,134,000		—	13,274	2,710,928
C.S. Ricaurte	2011	450,000		618,750	(11)	—	—	1,483,250	(12)	—	80,924	2,632,924
Former President, Nortel Business Services(10)	2010	586,538		206,250		—	—	1,788,500		—	12,250	2,593,538

(1)

In accordance with the SEC rules, for each named executive officer, these amounts represent contributions to defined contribution plans and accrued vacation, as set out below. No named executive officer received any perquisite with a value exceeding the greater of $25,000 or 10% of his total perquisites.

A. Bifield	• Nortel contributions under the Nortel Networks 2010 Retirement Savings Plan for Employees-Canada
C.E. Glaspell	• Nortel contributions under the Nortel Networks 2010 Retirement Savings Plan for Employees-Canada
G.A. Riedel	• Nortel contributions under the Nortel Networks Long-Term Investment Plan • Payment for accrued and unused vacation in accordance with Company policy
C.S. Ricaurte	• Nortel contributions under the Nortel Networks Long-Term Investment Plan • Payment for accrued and unused vacation in accordance with Company policy

(2)	Mr. Bifield was appointed Senior Vice-President, Corporate Services and Chief Financial Officer effective December 17, 2011.
(3)

Represents the U.S. Dollar equivalent of certain payments actually earned or paid in local currency. Compensation paid in Canadian Dollars has been converted using the average of the exchange rates in effect during 2011 equal to US$1.00=CAD$0.9890 and during 2010 equal to US$1.00=CAD$1.0349, respectively.

(4)	Represents a payment under the special incentive arrangement pursuant to a letter agreement dated February 22, 2010.
(5)

Consists of an award of $403,963 pursuant to the Incentive Plan, as described below under “Non-Equity Incentive Plan Compensation and Other Bonus Arrangements”, and an award of $541,962 under the special incentive arrangement pursuant to a letter agreement dated February 22, 2010.

(6)	Represents a payment under the Nortel Special Incentive Plan (the NSIP), as described below under “Non-Equity Incentive Plan Compensation and Other Bonus Arrangements”.
(7)	Represents an award pursuant to the Incentive Plan.
(8)	Mr. Riedel departed from the Company effective August 31, 2011, in accordance with the amendment to his Employment Agreement dated March 2, 2011.
(9)	Consists of an award of $522,000 pursuant to the Incentive Plan and an award of $3,470,000 under the special incentive bonus pursuant to a letter agreement entered into on April 29, 2010.
(10)	Mr. Ricaurte departed from the Company effective September 30, 2011.
(11)	Represents a payment under the special incentive arrangement pursuant to a letter agreement entered into on February 1, 2010.
(12)	Consists of an award of $645,750 pursuant to the Incentive Plan and an award of $837,500 under the special incentive arrangement pursuant to a letter agreement entered into on February 1, 2010.

Material Terms of Employment Agreements and Arrangements with Named Executive Officers

The following is a summary of the material terms of the employment agreements for the named executive officers. Obligations of Nortel or NNI, as applicable, under these agreements will continue to be reviewed and considered in the course of the Creditor Protection Proceedings. For more information regarding the named executive officers’ pension benefits and other post-employment compensation, see “Pension Benefits for Fiscal Year 2011” and “Potential Payments upon Termination or Change in Control” below in this section of this report.

Mr. Bifield

Mr. Bifield has been employed by Nortel in various capacities since March 1980. The terms and conditions of Mr. Bifield’s employment with Nortel are currently governed by an employment agreement dated February 22, 2010 that was entered into in connection with his appointment as Senior Vice-President Finance, Nortel Business Services. This agreement amended, restated and superseded his previous employment agreement with the Company. Under the terms of this agreement Mr. Bifield’s base salary remained at CAD$400,000 per annum and the Incentive Plan annual target increased from 75% to 80%. Mr. Bifield is also eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. Pursuant to his employment agreement, Mr. Bifield is also eligible for a special incentive arrangement as follows: (a) subject to his continued employment until December 31, 2011, a performance incentive of CAD$1,072,000 upon achievement of target level performance objectives, eligible to be earned in two parts as follows: (i) for the period January 1, 2010 to December 31, 2010, CAD$536,000, at target and (ii) for the period January 1, 2011 to December 31, 2011, up to CAD$536,000, at target (such amounts to be paid no later than March 15, 2012); and (b) an amount of CAD$528,000 to be earned in two parts as follows: (i) subject to his continued employment through December 31, 2010, CAD$132,000 (to be paid no later than March 15, 2011); and (ii) subject to his continued employment through December 31, 2011, CAD$396,000 (to be paid no later than March 15, 2012).

The metrics applicable to Mr. Bifield for 2011 were as follows: (1) 2011 Full Year NBS Net Cash/Cost defined as Global net Transition Services Agreement (TSA) income statement (P&L), less: (i) non-cash items (ie. depreciation), and (ii) Real Estate sub-leases, (2) NBS Bad Debt to Sales defined as Percentage of uncollectable buyer service sales (aggregate of January 1, 2011 Accounts Receivable plus 2011 Service Billings) through the end of the transition service period, excluding Real Estate, and (3) Service Level Agreement Contract Penalties on TSAs, defined as the number of times a Contract Penalty occurs over 2011. The weighting of these metrics applicable to the achievement of Mr. Bifield’s performance was 40%, 40% and 20% respectively for metrics 1, 2 and 3. As the target level performance objectives for 2010 and 2011 were met, the performance incentive of CAD$1,072,000 will be paid in accordance with the terms of Mr. Bifield’s agreement.

Mr. Bifield was appointed Senior Vice-President, Corporate Services and Chief Financial Officer effective December 17, 2011, and continued to receive the same base salary and Incentive Plan described above.

Mr. Bifield is participating in the Nortel 2012 Retention Plan (the Retention Plan), as described below under “Non-Equity Incentive Plan Compensation and Other Bonus Arrangements”.

Mr. Glaspell

Nortel entered into an employment agreement with Mr. Glaspell, dated March 20, 2000, in connection with his hiring as Senior Analyst, External Reporting & Accounting. The agreement specified the terms of Mr. Glaspell’s employment, including his base salary and his eligibility to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. Mr. Glaspell’s current base salary is CAD$250,000 per annum. For 2011, Mr. Glaspell was also eligible to participate in the Incentive Plan with an annual target of 60% of his base salary, as well as the NSIP. Effective January 1, 2012, Mr. Glaspell’s annual target under the Incentive Plan was increased to 75%. Mr. Glaspell is also participating in the Retention Plan, as described below under “Non-Equity Incentive Plan Compensation and Other Bonus Arrangements”.

Mr. Riedel

NNI originally entered into an employment agreement dated January 27, 2006 with Mr. Riedel in connection with his hiring as Chief Strategy Officer. The agreement specified the terms of Mr. Riedel’s employment, including his base salary, Incentive Plan eligibility, a cash sign-on bonus and primary business office. NNI entered into a new employment agreement dated June 12, 2008 with Mr. Riedel in connection with the change of his primary business office from Toronto, Ontario to Billerica, Massachusetts effective June 23, 2008. His primary business location was changed after considering both the needs of Nortel and Mr. Riedel’s personal situation. This agreement updated and replaced the terms and conditions of the letter agreement dated January 27, 2006. All benefits for which Mr. Riedel was eligible as a result of his business office being in Toronto, Ontario, including tax equalization, ceased upon the commencement of his primary business office in Billerica, Massachusetts on June 23, 2008. Under the terms of the agreement, Mr. Riedel was eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. Mr. Riedel waived any entitlement under the CIC Plan upon becoming eligible to participate in the Key Executive Incentive Plan (the KEIP).

NNI entered into a new employment agreement dated April 29, 2010 with Mr. Riedel in connection with his appointment as Chief Strategy Officer and President, Business Units effective April 12, 2010, subject to U.S. Court approval, which was subsequently obtained on May 3, 2010. This agreement amended, restated and superseded the agreement dated January 27, 2006 and the supplemental agreement dated June 12, 2008. Under the terms of the new agreement, Mr. Riedel’s base salary increased to $600,000 per annum effective April 1, 2010 and he continued to participate in the Incentive Plan with an annual target award of 100% of base annual salary. Mr. Riedel was also eligible to receive a special incentive bonus of up to $3.47 million, subject to Mr. Riedel’s continued employment with NNI until January 1, 2011 (or such later date as follows). On November 10, 2010, Nortel amended the above described employment agreement with Mr. Riedel dated April 29, 2010, extending his termination date to March 31, 2011. On March 2, 2011, Nortel further amended the above described employment agreement with Mr. Riedel dated April 29, 2010, further extending his termination date to August 31, 2011. Mr. Riedel’s eligibility to receive the special incentive bonus was also subject to his achievement of certain performance goals by no later than March 15, 2012. $600,000 of the special incentive bonus was to be earned upon the occurrence of either (i) the closing of a sale of all or substantially all of Nortel’s IP assets or (ii) the substantial implementation of an alternative business strategy for monetizing Nortel’s IP assets. $2.87 million of the special incentive bonus was to be earned to the extent Nortel realized certain dollar amounts in regard of Nortel’s IP assets through the sale and/or monetization process described above with the bonus amount being directly proportionate to the dollar amount realized by Nortel. These performance goals were fully achieved, and Mr. Riedel received payment of the $3.47 million special incentive bonus at the time of his departure from the Company on August 31, 2011. The agreement originally provided that Mr. Riedel’s employment with NNI would be terminated by NNI on, but not prior to, January 1, 2011, unless the U.S. Principal Officer, together with the Monitor, in consultation with the U.S. Creditors Committee and the Bondholder Group, elected to continue Mr. Riedel’s employment beyond January 1, 2011, in which case Mr. Riedel would be entitled to continue to receive the same base salary and Incentive Plan described above. Mr. Riedel forfeited his right to any benefit pursuant to the Nortel Enhanced Severance Allowance Plan or any other right in connection with a claim for severance upon execution of the agreement. Mr. Riedel remained eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans.

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

NNI entered into a new employment agreement dated February 1, 2010 with Mr. Ricaurte in connection with his appointment as President, Nortel Business Services effective February 2, 2010, which agreement was approved by the U.S. Court on March 4, 2010. This agreement amended, restated and superseded the employment agreement dated December 26, 2006 and supplement agreements dated March 27, 2009 and September 18, 2009. In connection with the new agreement, Mr. Ricaurte’s salary increased to $600,000 per annum effective February 1, 2010 and he continued to participate in the Incentive Plan with an annual target of 100% of his base salary. Mr. Ricaurte was also eligible for a special incentive arrangement as follows: (a) subject to his continued employment until December 31, 2011, a performance incentive of $1,675,000 upon achievement of target level performance objectives as determined by the U.S. Principal Officer of NNI (described in more detail below), eligible to be earned in two parts as follows: (i) for the period January 1, 2010 to December 31, 2010, $837,500, at target; and (ii) for the period January 1, 2011 to December 31, 2011, up to $837,500 at target (such amounts to be paid no later than March 15, 2012); and (b) an amount of $825,000 to be earned in two parts as follows: (i) subject to continued employment until December 31, 2010, $206,250 (to be paid no later than March 15, 2011); and (ii) subject to continued employment until December 31, 2011, $618,750 (to be paid no later than March 15, 2012).

Mr. Ricaurte’s performance objectives determined by the U.S. Principal Officer of NNI were similar to those used under the NSIP, in order to align Mr. Ricaurte’s objectives with those of other NBS employees participating in the NSIP. The metrics applicable to Mr. Ricaurte for 2011 were as follows: (1) 2011 Full Year NBS Net Cash/Cost defined as Global net Transition Services Agreement (TSA) income statement (P&L), less: (i) non-cash items (ie. depreciation), and (ii) Real Estate sub-leases, (2) NBS Bad Debt to Sales defined as Percentage of uncollectable buyer service sales (aggregate of January 1, 2011 Accounts Receivable plus 2011 Service Billings) through the end of the transition service period, excluding Real Estate, and (3) Service Level Agreement Contract Penalties on TSAs, defined as the number of times a Contract Penalty occurs over 2011. The weighting of these metrics applicable to the achievement of Mr. Ricaurte’s performance was 40%, 40% and 20% respectively for metrics 1, 2 and 3. However, due to Mr. Ricaurte’s departure from the Company effective September 30, 2011, at the time of his departure and pursuant to the terms of his special incentive arrangement, he received an accelerated payment of $2,500,000 reduced by all amounts of the special incentive arrangement previously paid to him.

While employed by the Company, Mr. Ricaurte remained eligible to participate in certain employee benefit plans in accordance with the generally applicable terms of such plans. In addition, at the end of his employment, he was to receive assistance with the sale of his home in Raleigh, NC and Mr. Ricaurte was eligible for Nortel’s Guaranteed Home Sale Provision as well as Home Equity Loss Protection offered to certain employees (unless he resigned or was otherwise reimbursed for similar amounts by his new employer). These benefits include assistance to market and sell Mr. Ricaurte’s home to a qualified buyer within a specified time period, including real estate commissions, attorney’s fees, inspection fees and other standard home sale expenses incurred. If a qualified buyer is not identified within the specified marketing period, NNI will establish a guaranteed price offer to purchase Mr. Ricaurte’s home, based on independent market appraisals. If the guaranteed price offer is less than the original purchase price of the property, NNI, through the Home Equity Loss Protection program, will guarantee Mr. Ricaurte a maximum of up to the lower of: (i) 10% of the original purchase price of the property, or (ii) $50,000.

Non-Equity Incentive Plan Compensation and Other Bonus Arrangements

Annual Incentive Plan

The Nortel Networks Limited Annual Incentive Plan (the Incentive Plan) is a short-term, incentive bonus plan that provides the potential for eligible employees to receive cash awards based on their contributions to the success of the relevant “Business Unit” of the Company, conditioned on the relevant Business Unit meeting its objectives. The Incentive Plan’s terms vary for different employee groups and geographic locations within Nortel. For employees in the IP Business Unit and employees in Asia Region (which does not include any of the named executive officers), Incentive Plan award determinations and payouts are made on a quarterly basis. For other Nortel employees, award determinations and payouts for senior management are made on an annual basis and for all other eligible employees the award determinations and payouts are made on a semi-annual basis, with 50% of any approved first half payment held back from payment until after the second half is evaluated. Each of the named executive officers participated in the Incentive Plan on the terms described below. During 2011, the Nortel Boards approved a change in the Incentive Plan’s participation structure such that participants were no longer grouped by business unit and were instead grouped by geographic location. Due to structural changes within Nortel over the course of 2011, the Nortel Boards felt that the metrics to be used for measuring performance under the Incentive Plan were best delineated based on geographic location rather than business unit.

Prior to his departure, Mr. Ricaurte was eligible to participate in the Incentive Plan for NBS for the first half 2011 and the US for the second half 2011. Prior to his departure, Mr. Riedel was eligible to participate in the Incentive Plan for Corporate Group for the first half 2011 and the US for the second half 2011. Mr. Bifield was eligible to participate in the Incentive Plan for NBS for the first half 2011 and Canada for the second half 2011. Mr. Glaspell was eligible to participate in the Incentive Plan for Corporate Group for the first half 2011 and Canada for the second half 2011.

Messrs. Ricaurte, Riedel and Bifield received award determination and payout on an annual basis. The amount of their annual cash bonus awards under the Incentive Plan was determined by the following formula:

Annual Base Salary	X	Target % for each named executive officer	X	Blended Applicable 1H2011and 2H2011 Business Unit Performance Factors (Board discretion to adjust upward/downward)

Messrs. Ricaurte and Riedel each had a target percentage for 2011 of 100%. Mr. Bifield had a target percentage for 2011 of 80%.

Mr. Glaspell received award determination and payout on a semi-annual basis. The amount of his cash bonus award under the Incentive Plan was determined by the following formula:

50% of Annual Base Salary	X	Target %	X	Business Unit Performance Factor for First Half or Second Half, as Applicable

Mr. Glaspell had a target percentage for 2011 of 60%.

On March 3, 2011, the Nortel Boards approved a mix of financial and operational metrics for the first half of 2011 under the Incentive Plan for NBS and Corporate Group business units. With respect to the Corporate Group, the metrics included cash, cost management and numerous asset management and corporate operational milestones. With respect to NBS, the metrics included NBS net cash, Average Days Sales Outstanding, and numerous operational milestones. On August 9, 2011, the Nortel Boards approved a mix of financial and operational metrics for the second half of 2011 under the Incentive Plan for the Canada/CALA business unit. With respect to the Canada/CALA business unit, the metrics included cash, cost management and numerous asset management and operational milestones. On August 3, 2011, NNI approved the metrics for the second half of 2011 for the US business unit. With respect to the US business unit, the second half metrics included numerous operational milestones including resolution of supplier contract exposure, disposition of leave behind inventory, data retention and others.

Further, during 2011, the Nortel Boards approved a mix of financial and non-financial metrics on a quarterly basis for employees in the IP Business Unit and employees in Asia Region.

On August 9, 2011, the Nortel Boards approved the first half performance factors. For the first half of 2011, based on performance relative to the metrics described above, the NBS performance factor was 137% and the Corporate Group performance factor was 111%. On March 7, 2012, the Nortel Boards approved the second half performance factor for Canada/CALA of 112.7%. On January 31, 2012, NNI approved the second half performance factor for the US of 150%. Mr. Ricaurte’s performance factor was based on an average of the NBS and US performance factors and payout was prorated for 9 months, while Mr. Riedel’s performance factor was based on an average of the Corporate Group and US performance factors and payout was prorated for 8 months. Mr. Bifield’s performance factor was based on an average of the NBS and Canada/CALA performance factors. Mr. Glaspell’s performance factor was 111% for the first half and 112.7% for the second half. Therefore, on January 31, 2012, NNI approved Mr. Ricaurte’s blended performance factor of 143.5% and Mr. Riedel’s blended performance factor of 130.5%. On March 7, 2012, the Nortel Boards approved Mr. Bifield’s blended performance factor of 124.85%, and Mr. Glaspell’s semi-annual performance factor of 112.7%. Messrs. Ricaurte, Riedel, Bifield and Glaspell will receive payment of their 2011 awards under the Incentive Plan as soon as practicable following NNI’s and the Nortel Boards’ approval of the applicable performance factors, in accordance with plan terms.

Nortel Special Incentive Plan

On March 4, 2010, we obtained U.S. Court approval and on March 8, 2010 we obtained Canadian Court approval of the Nortel Special Incentive Plan (the NSIP). The NSIP was developed by Nortel (excluding the EMEA Debtors) in conjunction with Mercer as well as a number of its significant stakeholders. The NSIP was designed to provide cash incentive payments to certain employees (other than those domiciled in EMEA or employed by the Company’s joint ventures) holding positions with NBS or Corporate Group to encourage the achievement of certain performance targets and other business goals important to Nortel, including the successful conclusion of the CCAA

Proceedings and the Chapter 11 Proceedings, the compliance with Nortel’s obligations under various transaction agreements and the wind down of various Nortel entities. Mr. Glaspell is the only named executive officer who was a participant in the NSIP.

As a participant in the NSIP, Mr. Glaspell is eligible for a time-based completion payment of CAD$200,000 with respect to each of calendar years 2010 and 2011. According to the terms of the plan, 50% of the 2010 completion payment, in the amount of CAD$100,000 was paid on March 25, 2011. The remaining 50% of the 2010 completion payment and 100% of the 2011 completion payment will be paid to Mr. Glaspell in a lump sum cash payment as soon as practicable following March 1, 2012, but in no event later than April 30, 2012, subject to his continued employment through such payment date. In the event that Mr. Glaspell’s employment is terminated other than for cause or due to his death prior to the applicable payment date, Mr. Glaspell would receive an accelerated payment of any then-unpaid NSIP award.

Nortel 2012 Retention Plan

In connection with the conclusion of the final NSIP performance period at the end of 2011, we obtained Canadian Court approval of the Nortel 2012 Retention Plan (the Retention Plan) on December 14, 2011. The Retention Plan was designed to provide cash incentive payments to certain employees of NNL and its subsidiaries and affiliates to encourage the achievement of certain business goals important to Nortel and its stakeholders, including (1) general ongoing compliance, (2) wind down of various Nortel entities during the 2012 calendar year, and (3) a conclusion of the CCAA proceedings. Both Messrs. Bifield and Glaspell participate in the Retention Plan.

According to the terms of the Retention Plan, Messrs. Bifield and Glaspell are eligible to receive an award payment of CAD$800,000 and CAD$200,000, respectively, upon their ultimate termination of employment with Nortel (unless such termination is due to a termination for cause or voluntary resignation for any reason). The plan provides for the possibility of both downward and upward adjustments to the payment amount based on when the named executive officer’s termination date ultimately occurs; provided, however, that, unless otherwise forfeited (e.g., as the result of a termination for cause or voluntary resignation for any reason), Messrs. Bifield’s and Glaspell’s Retention Plan awards will not be less than CAD$533,333 and CAD$133,333, respectively.

Outstanding Equity Awards at End of Fiscal Year 2011 and Option Exercises and Stock Vested in Fiscal Year 2011

Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated.

Pension Benefits for Fiscal Year 2011

For information on obligations under the Company’s U.S. and Canadian pension plans, see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report and note 11, “Employee benefit plans” of the accompanying audited consolidated financial statements.

Nortel Networks UK Pension Plan

The Nortel Networks UK Pension Plan, which was closed to new participants effective June 1, 2000, is a defined benefit pension plan for UK employees and executives. Mr. Bifield is a member of the Nortel Networks UK Pension Plan.

The Nortel Networks UK Pension Plan is set up under a Trust Deed and Rules, and provides benefits in accordance with these rules from a separate fund of assets managed by the Trustee.

The Nortel Networks UK Pension Plan provides defined benefits which are linked to a member’s service and average pensionable pay in the final years of service prior to retirement or earlier leaving service. Pensionable pay is usually determined by reference to a participant’s base salary. Normal retirement age for drawing pension benefits is age 65, and an early retirement reduction applies for retirement before age 60. The member has the option to convert part of the pension benefit at retirement for a UK tax free cash sum. Benefits are also provided to a member’s spouse and eligible dependants following a member’s death.

On January 14, 2009, as a result of the UK Administration Proceedings, the Nortel Networks UK Pension Plan entered the Pension Protection Fund (PPF) assessment process and all further service cost accruals and contributions ceased. Benefits will therefore be impacted as a result of the Plan entering the PPF process. Employees who were enrolled in the Nortel Networks UK Pension Plan were given the option of participating in the UK defined contribution scheme. Mr. Bifield accepted that option.

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

Mr. Ricaurte was eligible to participate in the ESAP. Any future termination of a named executive officer during the Creditor Protection Proceedings will be dealt with in the course of those proceedings.

Mr. Bifield

In the event that Mr. Bifield’s employment had terminated in 2011, Mr. Bifield was eligible to receive certain benefits pursuant to his employment agreement upon a termination of employment not for cause or due to death or disability. If such a termination had occurred in 2011, Mr. Bifield would have been eligible to receive an accelerated payment in respect of the special incentive arrangement in the amount of CAD$1,600,000 reduced by all amounts of the special incentive arrangement previously paid to him. Effective as of January 1, 2012, Mr. Bifield is also eligible to receive payment upon any termination of employment (other than for cause or due to his voluntary resignation) pursuant to the terms of his Retention Plan award, as described above under “Non-Equity Incentive Plan Compensation and Other Bonus Arrangements – 2012 RetentionPlan.”

In addition, pursuant to the terms of the Incentive Plan, in the event that Mr. Bifield’s employment was terminated without cause or due to death or disability, he would be eligible to receive an award at the same time as all other participants in the Incentive Plan who receive payouts on an annual basis, prorated based on the amount of time worked in the year in which the termination occurred.

Mr. Glaspell

Mr. Glaspell is eligible to receive certain accelerated payments under the NSIP upon his termination of employment other than for cause or due to his death, as described above under “Non-Equity Incentive Plan Compensation and Other Bonus Arrangements – Nortel Special Incentive Plan.” Effective as of January 1, 2012, Mr. Glaspell is also eligible to receive payment upon any termination of employment (other than for cause or due to his voluntary resignation) pursuant to the terms of his Retention Plan award, as described above under “Non-Equity Incentive Plan Compensation and Other Bonus Arrangements – 2012 Retention Plan.”

In addition, pursuant to the terms of the Incentive Plan, in the event that Mr. Glaspell’s employment had been terminated without cause or due to death or disability during 2011, he would have been eligible to receive payment of one or more Incentive Plan awards in the same manner as other Incentive Plan participants who received award determinations and payout on a semi-annual basis. Therefore, if Mr. Glaspell’s employment had been terminated without cause or due to death or disability during the first half of 2011, he would have received full payment of his Incentive Plan award with respect to such first half (but no payment in respect of the second half of 2011). If Mr. Glaspell’s employment had been terminated without cause or due to death or disability during the second half of 2011, he would have received full payment of his Incentive Plan award with respect to such second half (in addition to any payment made in respect of the first half of 2011).

Mr. Riedel

Mr. Riedel did not receive any payments in connection with his termination of employment with the Company other than payment for accrued and unused vacation in accordance with Company-wide policy and payment in respect of his annual award under the Incentive Plan in accordance with the terms of the Incentive Plan. This Incentive Plan award is payable at the same time as all other participants in the Incentive Plan who receive payouts on an annual basis and prorated based on the amount of time worked in the year in which the termination occurred.

Mr. Ricaurte

As noted above, Mr. Ricaurte was eligible to participate in the ESAP. Therefore, upon his termination of employment, Mr. Ricaurte was eligible to receive the equivalent of no less than 12 months’ base salary paid bi-weekly and the opportunity to continue health, life insurance and AD&D benefits coverage in which he is enrolled for 12 months following employment termination, at active employee rates, conditional upon Mr. Ricaurte’s execution of a separation agreement, which he did not execute at the time of his termination. However, while NNI’s obligations arising under the ESAP will continue to be considered in the context of Creditor Protection Proceedings, currently NNI is not making payments or benefits under this plan and did not make any payments to Mr. Ricaurte pursuant thereto.

Additionally, as noted above, Mr. Ricaurte became eligible for certain payments and benefits pursuant to his employment agreement upon his termination of employment, including in respect of his special incentive arrangement, an accelerated payment of $2,500,000 reduced by all amounts of the special incentive arrangement previously paid to him. In addition, Mr. Ricaurte is eligible to receive assistance with the sale of his home in Raleigh, NC and for Nortel’s Guaranteed Home Sale Provision as well as Home Equity Loss Protection offered to certain employees (unless he is otherwise reimbursed for similar amounts by his new employer).

Upon his termination of employment, Mr. Ricaurte also received payment for accrued and unused vacation in accordance with Company-wide policy and payment in respect of his annual award under the Incentive Plan in accordance with the terms of the Incentive Plan. This Incentive Plan award is payable at the same time as all other participants in the Incentive Plan who receive payouts on an annual basis and prorated based on the amount of time worked in the year in which the termination occurred.

Director Compensation for Fiscal Year 2011

The following table sets forth information regarding the compensation of each non-employee director of NNC and NNL for the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)(1)(2)	Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compensation ($)	Total ($)
J.H. Bennett(1)	225,000	—	—	225,000
G.R. Cote(2)	240,000	—	—	240,000
D.I. Richardson(3)	325,000	—	—	325,000

(1)	Mrs. Bennett became a member of the Audit Committees effective January 29, 2009.
(2)	Mr. Cote was appointed to the Nortel Boards and appointed Chair of the Audit Committees effective September 27, 2010.
(3)	Mr. Richardson was appointed to the Nortel Boards effective March 27, 2009. He was appointed Chair of the Nortel Boards and appointed a member of the Audit Committees effective August 11, 2009.
(4)	Prior to the commencement of the Creditor Protection Proceedings, each non-employee director of NNC and NNL had the right to elect to receive all or a portion of compensation for services rendered as a member of the Nortel Boards, any Committees thereof, and as Board or Committee chair, in the form of share units, in cash or in a combination of share units and cash, under the Nortel Networks Corporation Directors’ Deferred Share Compensation Plan and the Nortel Networks Limited Directors’ Deferred Share Compensation Plan (DSC Plans). On the January 14, 2009 Petition Date, the Canadian Court in the CCAA Proceedings granted an order providing that, during the period in which the directors continue as directors in the CCAA Proceedings, they are entitled to receive remuneration in cash on a current basis at compensation levels then in effect, less an overall $25,000 reduction notwithstanding any outstanding elections to be paid in the form of share units made under the DSC Plans. Without this Court order, to the extent that they had elected to receive their compensation in the form of share units, the directors would have received no compensation for their services on a go-forward basis. In connection with the reduction in the size of the Nortel Boards from nine directors to three directors and the assumption by the Nortel Boards of additional roles and responsibilities previously discharged by certain committees thereof, the Nortel Boards amended the terms for director compensation effective August 11, 2009. For a summary of the applicable director fees during 2011, see “Annual Director Fees” below in this section of this report.

Prior to the commencement of the Creditor Protection Proceedings, share units were credited on a quarterly basis, and the number of share units received was equal to the amount of fees expressed in U.S. Dollars, converted to Canadian Dollars, divided by the market value expressed in Canadian Dollars (as determined in accordance with the DSC Plans) of NNC common shares on the last trading day of each quarter. Generally, share units were settled through open market purchases (net of taxes) on the fourth trading day following the release of Nortel’s financial results after the director ceased to be a member of the applicable Board, and each share unit entitled the holder to receive one NNC common share. Prior to the commencement of the Creditor Protection Proceedings, the directors who served during 2011 had made the following elections:

Director	Election — Board, Committee and Chair Fees	Election – Long- Term Incentive Fees
J.H. Bennett	100% share units	100% share units

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

Effective August 11, 2009, annual director compensation was further modified to reflect circumstances surrounding the Creditor Protection Proceedings, changes in organization structure as the company works towards the completion of the sales of its businesses and other restructuring activities. Also taken into account were the reduction in size of Nortel Boards from nine directors to three, and the assumption by the Nortel Boards of additional roles and responsibilities previously discharged by certain Committees thereof. See “Corporate Governance” above in the “Directors, Executive Officers and Corporate Governance” section of this report. Directors of the Nortel Boards, and Chairs of the Nortel Boards and of the Audit Committees are now paid in advance on a pro-rata basis, in Canadian dollars rather than US dollars, based on an exchange rate of S$1.00 = Cdn$1.1853, which rate was set on August 11, 2009 based on the average of month end foreign exchange rates over an eight month period ending July 31, 2009, as follows:

Annual Cash Retainer*	US$	CAD$
Directors	225,000	266,693
Board Chair	100,000	118,530
Audit Committee Chair	15,000	17,780

*	These amounts reflect total annual amounts for service to both of the Nortel Boards and their respective Audit Committees. For example, the Chair of the Audit Committees of both NNC and NNL earns a total annual fee of US$15,000 for service to both companies, rather than US$30,000 for such service. Consistent with historical practice, director compensation was paid for 2011 on an annual fee basis and additional fees were not paid for board or committee meeting attendance.

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

Compensation Committee Interlocks and Insider Participation

As described above under “Nortel Boards”, the CHRC was dissolved on August 10, 2009 and the Nortel Boards assumed responsibility for matters previously overseen by it. The current directors of the Nortel Boards and changes to the Nortel Boards that occurred in 2010 are described above under “Nortel Boards” in the “Directors, Executive Officers and Corporate Governance” section of this report. No member of the Nortel Boards was an officer (within the meaning of applicable U.S. securities laws) or employee of Nortel, any U.S. Subsidiary, any EMEA Subsidiary, or any other Nortel subsidiary at any time during 2011.

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

Security Ownership of Directors and Management

The following table shows the number of NNC common shares beneficially owned as of February 29, 2012 by each of Nortel’s directors and the individuals named as named executive officers in the “Executive and Director Compensation” section of this report, as well as by the directors and executive officers as a group. No director or executive officer has pledged any of his or her NNC common shares as security.

A person is deemed to be a beneficial owner of a common share if that person has, or shares, the power to direct the vote or investment of that common share. Under applicable U.S. securities laws, a person is also deemed to be a beneficial owner of a common share if such person has the right to acquire the share within 60 days (whether or not, in the case of a stock option, the current market price of the underlying common share is below the stock option exercise price). More than one person may be deemed a beneficial owner of a common share and a person need not have an economic interest in a share to be deemed a beneficial owner. Under the equity termination order dated February 27, 2009, our equity-based compensation plans (the 2005 SIP, the 1986 Plan and the 2000 Plan) and the equity plans assumed in prior acquisitions, including all outstanding equity under these plans (stock options, SARs, RSUs and PSUs), whether vested or unvested, have been terminated. As a result, the individuals named in the following table are not beneficial owners of any stock options or RSUs that would have become exercisable or would vest, respectively, within 60 days after February 29, 2012.

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

Name of Beneficial Owner	Title of Class of Security	Amount and Nature of Beneficial Ownership (#) (1)
J.H. Bennett	NNC common shares	—
	Share units	261,101
G.R. Cote	NNC common shares	—
	Share units	—
D.I. Richardson	NNC common shares	—
	Share units	—
A. Bifield	NNC common shares	3,300
C.E. Glaspell	NNC common shares	—
G.A. Riedel	NNC common shares	44,135	(2)
C.S. Ricaurte	NNC common shares	2,418	(2)
Directors and named executive officers as a group (consisting of 7 persons)	NNC common shares	49,853
	Share units	261,101

(1)	Each person has sole investment and voting power with respect to the NNC common shares beneficially owned by such person. As of February 29, 2012, each director and named executive officer individually, and the directors and executive officers as a group, beneficially owned less than 1.0% of the outstanding NNC common shares.
(2)	The above information is based solely on Nortel’s records as of the cessation of Mr. Riedel’s and Mr Ricaurte’s employment with NNI, on August 31, 2011 and September 30, 2011, respectively.

Voting Shares

On February 29, 2012, 498,206,366 common shares were issued and outstanding. Each common share entitles its holder to one vote. Based on public filings with the SEC, we are not aware of any person or company who, directly or indirectly, beneficially owns or has control or direction over more than 5% of NNC common shares.

ITEM 13.	Certain Relationships and Related Transactions, and Board Independence

Transactions with Related Persons

On January 19, 2007, the CHRC adopted a written policy regarding related party transactions and related procedures. Since the dissolution of the CHRC, this responsibility has been undertaken by the Nortel Boards. The related party policy imposes a duty on directors and senior executives of Nortel to disclose any interests they or their related parties have in certain interested transactions. The term “senior executives” as used in the policy means Board-appointed officers. The compliance committee, comprised of members of management, reviews all material facts of all interested transactions and approves or disapproves of the entry into such transactions (except transactions where the related party is a director). The compliance committee reports quarterly to the Audit Committees and the Nortel Boards on such approvals and disapprovals, if any. Interested transactions involving directors are reviewed by the Audit Committees. The related party policy contains standing approval for a list of certain transactions, which can be revised by the Audit Committees at any time. Violations of the related party policy can lead to disciplinary action up to and including termination of employment.

Board Independence

For a discussion of the independence of the members of the Nortel Boards and the Audit Committees, see “Nortel Boards” in the “Directors, Executive Officers and Corporate Governance” section of this report.

ITEM 14.	Principal Accountant Fees and Services[1]

KPMG LLP (KPMG) was appointed as the independent public accountants for NNC and NNL commencing with fiscal year 2007.

In accordance with applicable laws and the requirements of stock exchanges and securities regulatory authorities, the Audit Committees of NNC and NNL must pre-approve all audit and not-audit services to be provided by the independent auditors.

Audit Fees

NNC and NNL prepare consolidated financial statements in accordance with U.S. GAAP. KPMG billed NNC and its subsidiaries $3.4 million and $6.7 million for the following audit services related to fiscal year 2011 and 2010, respectively: (i) the audits of the annual consolidated financial statements of NNC and of NNL; (ii) reviews of the interim condensed consolidated financial statements of NNC and of NNL on Forms 10-Q; and (iii) audit and assurance services that are normally provided by the auditor in connection with statutory requirements and regulatory filings involving individual subsidiaries and other investments.

Audit-Related Fees

KPMG billed NNC and its subsidiaries $0.2 million and $6.2 million for the following audit-related services related to fiscal year 2011 and 2010, respectively: (i) audit of pension plan financial statements; (ii) audits of special purpose financial statements of businesses as required pursuant to purchase and sale agreements; (iii) assurance reports related to internal controls; and (iv) other regulatory and assurance services.

1 Note that the fees disclosed above are exclusive of any fees billed for services provided after the dates of deconsolidation of Nortel’s EMEA Subsidiaries and U.S. Subsidiaries, beginning on June 1, 2010 and October 1, 2010, respectively.

Tax Fees

KPMG billed NNC and its subsidiaries nil and $0.4 million for tax compliance and advisory services related to fiscal year 2011 and 2010, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred, to document, compute and obtain government approval for amounts to be included in tax filings. Such services consisted of the following in fiscal year 2011 and 2010: (i) transfer pricing documentation and analysis; (ii) requests for technical advice in respect of matters involving taxation authorities; (iii) assistance with the preparation of various value-added tax filings; and (iv) assistance with other subsidiary tax matters.

All Other Fees

KPMG billed NNC $0.05 million for advisory services related to the review of information technology vendor requirements in fiscal 2011. KPMG did not provide NNC and its subsidiaries any other services in 2011 or 2010.

PART IV

Capitalized terms used in this Part IV and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 15.	Exhibits and Financial Statement Schedules

1. Financial Statements

The index to the Consolidated Financial Statements appears on page 49.

2. Financial Statement Schedules

Page
All other schedules are omitted because they are inapplicable or not required.

3. Other Documents Filed as a Part of This Report

Management’s Report on Internal Control over Financial Reporting	106

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

The items listed as Exhibits 10.1 to 10.16, 10.19, 10.25 to 10.33, 10.35, 10.36, 10.38 to 10.43, 10.51 to 10.53, 10.56 to 10.61, 10.64 to 10.71, 10.73 to 10.77, 10.81 to 10.89, 10.103, 10.112 to 10.115, 10.119, 10.123 to 10.125, 10.129 to 10.131 relate to management contracts or compensatory plans or arrangements.

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

Exhibit No	Description
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

Exhibit No	Description
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

Exhibit No	Description
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

*10.99

Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Ciena Corp. dated as of October 7, 2009 (filed as Exhibit 10.99 to Nortel Networks Corporation’s Annaul Report on Form 10-K for the year ended December 31, 2009).

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

*10.105

GSM Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited and certain other subsidiaries of NNC, including Nortel Networks Inc., as Sellers and Telefonaktiebolaget LM Ericsson dated as of November 24, 2009 (filed as Exhibit 10.105 to Nortel Networks Coporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

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

*10.113

Nortel Networks Limited Annual Incentive Plan for Nortel Business Services and Corporate Group as amended on March 10, 2010 with effect from January 1, 2010 (filed as Exhibit 10.2 to Notel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

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

*10.119	George Riedel Letter Agreement dated April 29 2010 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

*10.120

Share Purchase Agreement by and between Nortel Networks Limited and Telefonaktiebolaget LM Ericsson (PUBL) Relating To Shares of Capital Stock of LG-Nortel Co. LTD. dated April 21, 2010 (filed as Exhibit 99.1 to Nortel Networks Corporation’s Current Report on Form 8-K dated July 6 2010).

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

*10.123	George Riedel Letter Agreement Amendment dated November 10, 2010 (filed as Exhibit 10.123 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

*10.124	George Riedel Letter Agreement Amendment dated March 2, 2011 (filed as Exhibit 10.124 to Nortel Netowrks Corporation’s Annual Report on Form 100K for the year ended December 31, 2010).

*10.125

Nortel Networks Limited Annual Incentive Plan for Nortel Business Services and Corporate Group, as amended on March 3, 2011 with effect from January 1, 2011 (filed as Exhibit 10.125 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010).

*10.126

Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Networks S.A. and certain other subsidiaires of NNC as Sellers and Ranger Inc. and Google Inc. dated April 4, 2011 (filed as Exhibit 10.1 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit No	Description
*10.127

Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Networks S.A. and certain other subsidiaries of NNC as Sellers and Rockstar Bidco, LP, a single purpose entity formed by a consortium of six technology companies dated July 29, 2011 (filed as Exhibit 10.2 to Nortel Networks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

*10.128

Amendment to the Asset Sale Agreement by and among Nortel Networks Corporation (NNC), Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited, Nortel Networks (Ireland) Limited, Nortel Netowrks S.A. and certain other subsidiaries of NNC as Sellers and Rockstar Bidco, LP, a single purpose entity formed by a consortium of six technoogy compaies dated July 29, 2011 (filed as Exhibit 10.3 to Nortel Netowrks Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.129	Nortel 2012 Retention Plan effective January 1, 2012.

10.130	Nortel Networks Limited Annual Incentive Plan effective January 1, 2012.

10.131	Nortel Networks Limited Quarterly Incentive Plan for Business Units effective January 1, 2012.

21.	Subsidiaries of the Registrant.

23.	Consent of KPMG LLP.

24.	Power of Attorney of certain directors.

31.	Certification of the Senior Vice-President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of the Senior Vice-President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.

Mandate of the Audit Committees of Nortel Networks Corporation and Nortel Networks Limited dated February 26, 2010 (filed as Exhibit 99 to Nortel Networks Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009).

101	Interactive Data File

*	Incorporated by Reference.
**

Incorporated by Reference. Certain portions of this Exhibit have been omitted based upon a request for confidential treatment. These portions have been filed separately with the United States Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mississauga, Ontario, Canada on the 8th day of March, 2012.

NORTEL NETWORKS CORPORATION

By:	/s/ ALLAN BIFIELD
(ALLAN BIFIELD)
Senior Vice-President, Corporate Services and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2012.

Signature	Title

Principal Executive Officer

/s/ ALLAN BIFIELD (ALLAN BIFIELD)	Senior Vice-President, Corporate Services and Chief Financial Officer

Principal Financial Officer

/S/ ALLAN BIFIELD (ALLAN BIFIELD)	Senior Vice-President, Corporate Services and Chief Financial Officer

Principal Accounting Officer

/S/ CLARKE E. GLASPELL (CLARKE E. GLASPELL)	Controller

Directors

J.H. BENNETT*	G.R. COTE*
(J.H. BENNETT)	(G.R. COTE)

D.I. RICHARDSON* (D.I. RICHARDSON)

/S/ ANNA VENTRESCA
By:*	(ANNA VENTRESCA, AS ATTORNEY-IN-FACT MARCH 8, 2012.)