Form 10-Q
period 2012-03-31
NORTEL NETWORKS CORP
filed 2012-05-10
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2012.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Revenues	$1	$20
Cost of revenues	1	22

Gross loss	—	(2)
Selling, general and administrative expense	27	38
Other operating income - net (note 5)	(1)	(24)

Operating loss	(26)	(16)
Other expense - net (note 5)	(10)	(12)
Interest expense (contractual interest expense for the three months ended March 31, 2012 and 2011 was $87 and $79, respectively)	(86)	(79)

Loss from operations before reorganization items - net and income taxes	(122)	(107)
Reorganization items - net (note 4)	68	4

Loss from operations before income taxes	(54)	(103)
Income tax benefit (expense)	(5)	1

Net loss	(59)	(102)
Income attributable to noncontrolling interests	(4)	(3)

Net loss attributable to Nortel Networks Corporation	$(63)	$(105)

Basic loss per common share	$(0.13)	$(0.21)

Diluted loss per common share	$(0.13)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$724	$751
Restricted cash and cash equivalents	79	93
Accounts receivable - net	163	174
Other current assets (note 5)	74	79

Total current assets	1,040	1,097

Restricted cash and cash equivalents	7,556	7,479
Other assets (note 5)	44	52

Total assets	$8,640	$8,628

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$299	$320
Payroll and benefit-related liabilities	4	17
Contractual liabilities	19	19
Other accrued liabilities (note 5)	20	18

Total current liabilities	342	374

Long-term liabilities
Deferred income taxes - net	8	7
Other liabilities (note 5)	8	17

Total long-term liabilities	16	24

Liabilities subject to compromise (note 15)	11,112	10,939

Total liabilities	11,470	11,337

Guarantees, commitments, contingencies and subsequent events (notes 2, 10, 12, 16, and 17 respectively)

SHAREHOLDERS’ DEFICIT
Common shares, without par value - Authorized shares: unlimited; Issued and outstanding shares: 498,206,366 as of March 31, 2012 and December 31, 2011	35,604	35,604
Additional paid-in capital	3,597	3,597
Accumulated deficit	(42,469)	(42,406)
Accumulated other comprehensive loss	(205)	(143)

Total Nortel Networks Corporation shareholders’ deficit	(3,473)	(3,348)
Noncontrolling interests	643	639

Total shareholders’ deficit	(2,830)	(2,709)

Total liabilities and shareholders’ deficit	$8,640	$8,628

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended March 31,
	2012	2011
Net loss including noncontrolling interests	$(59)	$(102)
Other comprehensive loss adjustments:
Change in foreign currency translation adjustment	(71)	(59)
Unamortized pension and post-retirement actuarial losses and prior service cost - net	9	88

Comprehensive loss including noncontrolling interests	(121)	(73)
Comprehensive income attributable to noncontrolling interests	(4)	(3)

Comprehensive loss attributable to Nortel Networks Corporation	$(125)	$(76)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended March 31,
	2012	2011
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Corporation	$(63)	$(105)
Adjustments to reconcile net loss from operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	2	10
Deferred income taxes	1	—
Pension and other accruals	11	14
Income attributable to noncontrolling interests - net of tax	4	3
Reorganization items - non cash	(87)	(32)
Other - net	(29)	(21)
Change in operating assets and liabilities (note 5)	110	81

Net cash used in operating activities	(51)	(50)

Cash flows from (used in) investing activities
Change in restricted cash and cash equivalents	(63)	(40)
Proceeds from the sales of investments, businesses and assets - net	77	49

Net cash from investing activities	14	9

Cash flows from (used in) financing activities
Net cash from (used in) financing activities	—	—

Effect of foreign exchange rate changes on cash and cash equivalents	10	9

Net decrease in cash and cash equivalents	(27)	(32)
Cash and cash equivalents at beginning of the period	751	807

Cash and cash equivalents at end of the period	$724	$775

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

Nortel Networks Corporation

Prior to Nortel Networks Corporation’s (“Nortel”, “NNC”, or the “Company”) significant business divestitures, NNC was a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies spanned access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consisted of hardware, software and services. Nortel designed, developed, engineered, marketed, sold, licensed, installed, serviced and supported these networking solutions worldwide. As further discussed in note 2, Nortel is currently focused on the remaining work under the Creditor Protection Proceedings (as defined in note 2), including providing transitional services to the purchasers of Nortel’s businesses, ongoing restructuring matters and the sale of any remaining assets.

As of March 31, 2012, Nortel has completed the sales of all of its businesses, and regarding these businesses, only the residual contracts not transferred to the various buyers remain. Commencing with the first quarter of 2011, Nortel has one reportable segment, being the consolidated entity, as its chief operating decision maker reviews financial and operating results on that basis.

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

Basis of Presentation and Going Concern Considerations

The unaudited condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and do not include all the information and notes required in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2011. The unaudited condensed consolidated balance sheet as of December 31, 2011 is derived from the December 31, 2011 audited consolidated financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the greater part of Nortel’s financial results and net assets are denominated in U.S. Dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates are used when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, contingencies and pre-petition liabilities.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three months ended March 31, 2012 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2011 Annual Report”) and this Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

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

After consideration of the guidance available in ASC 810 “Consolidation” (“ASC 810”) and ASC 852, the unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011, and for three months ended March 31, 2012 and 2011 have been presented on the following basis with respect to Nortel subsidiaries:

•

the subsidiaries in Europe, the Middle East and Africa (“EMEA”), Nortel Networks UK Ltd. (“NNUK”), Nortel Networks S.A. (“NNSA”), Nortel Networks (Ireland) Limited (collectively, “EMEA Debtors”) and their subsidiaries (collectively, “EMEA Subsidiaries”) were accounted for under the equity method from the Petition Date (as defined below) up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. subsidiaries and their subsidiaries (collectively, “U.S. Subsidiaries”) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

•

other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied in 2008 prior to the commencement of the Creditor Protection Proceedings with the exception of deconsolidated subsidiaries where there has been a deemed loss of control once these subsidiaries were in liquidation proceedings as noted in Nortel’s 2011 Annual Report.

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

The ongoing Creditor Protection Proceedings and the divestitures of Nortel’s businesses and assets, both completed and those asset sales that may arise in the future raise substantial doubt as to whether Nortel will be able to continue as a going concern. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, there is substantial doubt regarding the realization of assets and discharge of liabilities. If the going concern basis is not appropriate, adjustments will be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the unaudited condensed consolidated financial statements. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Comparative Figures

Certain 2011 figures in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current period presentation.

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

As used herein: “Bondholder Group” means a group purporting to hold a portion of our publicly traded debt; “Canadian Monitor” means Ernst & Young Inc. as court-appointed monitor in the CCAA Proceedings; “Debtors” means: (i) Nortel, together with NNL and certain other Canadian subsidiaries (collectively, “Canadian Debtors”) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (“Canadian Court”); (ii) Nortel Networks Inc. (“NNI”), Nortel Networks Capital Corporation (“NNCC”), NNCI and certain other U.S. subsidiaries (collectively, “U.S. Debtors”) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) the EMEA Debtors that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (“English Court”) (including NNSA); and certain Israeli subsidiaries (collectively, “Israeli Debtors”) that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv; “French Liquidator” means the liquidator appointed by the Versailles Commercial Court in secondary insolvency proceedings commenced by Nortel Networks SA in France; “U.K. Administrators” means, correctively, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) as court-appointed joint administrators of Nortel Networks (Ireland) Ltd. (“NNIL”) and representatives of Ernst & Young LLP (in the U.K.) as court-appointed joint administrators of the EMEA Debtors other than NNIL; “U.S. Creditors’ Committee” means the Official Committee of Unsecured Creditors of the U.S. Debtors appointed in the Chapter 11 Proceedings; “U.S. Principal Officer” means the principal officer of the U.S. Debtors appointed in the Chapter 11 Proceedings; and “U.S. Trustee” means the United States Trustee for the District of Delaware.

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to Nortel’s 2011 Annual Report.

Significant Business Divestitures

In June, 2009, Nortel determined that selling its businesses was the best path forward. Nortel has completed divestitures of all of its businesses including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd. (“Diamondware”), to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components (“Packet Core Assets”) to Hitachi, Ltd. (“Hitachi”); (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corporation (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (GSM)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); (viii) the sale of NNL’s 50% plus one share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson; (ix) the sale of substantially all of the assets of its global Multi Service Switch (“MSS”) business to Ericsson; (x) the sale of substantially all of the assets of Guangdong-Nortel Telecommunications Equipment Co. Ltd. (“GDNT”), to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, “Ericsson China”); (xi) the sale of its remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively the “Consortium”); and (xii) the sale of a small number of its Internet Protocol version 4 addresses to various purchasers.

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

Divestiture Proceeds Received

As of March 31, 2012, approximately $7,800 in net proceeds have been generated and received through the completed sales of businesses and remaining patents and patent applications. These divestiture proceeds include the following approximate amounts:

(a)	$1,120 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare, and NGS;

(e)	$638 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$79 from the sale of Nortel’s North American GSM business;

(g)	$36 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

(h)	$156 from the sale of substantially all of Nortel’s CVAS business;

(i)	$234 from the sale of Nortel’s 50% plus one share interest in LGN;

(j)	$45 from the sale of substantially all of Nortel’s MSS business;

(k)	$56 from the sale of substantially all of the GDNT assets (which proceeds are recorded in cash and cash equivalents);

(l)	$4,470 from the sale of Nortel’s remaining patents and patent applications; and

(m)	$6 from the sale of various other business assets.

As of March 31, 2012, $7,320 of proceeds received from divestitures of businesses and remaining patents and patent applications is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in non-current restricted cash and cash equivalents, all of which is currently reported in NNL solely for financial reporting purposes (including with respect to any gain recorded on such divestitures). The difference between the net proceeds received and the amount in escrow at March 31, 2012 is as a result of amounts that, from time to time, have been distributed, with the consent of each of the Debtors’ estates and court approvals, as applicable from the escrow accounts to satisfy: 1) various obligations arising from the divestitures, whether through payments to third party vendors, or to reimburse the Debtors or non-consolidated subsidiaries for costs incurred, or 2) payments to the Debtors or non-consolidated subsidiaries related to settlements reached in respect of certain agreements involving proceeds allocation. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

During the three months ended March 31, 2012, Nortel received additional proceeds of $70 that had been held in escrow subject to the successful completion of performance obligations under the transition services agreements (“TSAs”) entered into in connection with the sale of substantially all of Nortel’s CDMA business, LTE Access assets, and CVAS business, and its North American GSM business, all of which were recorded as gain on divestitures included in reorganization items – net. As of March 31, 2012, a further $27 in connection with the divestitures of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, CVAS business, and substantially all of the assets of Nortel’s MSS business, is currently unrecorded and will be recognized subject to agreement between Nortel and each of the various buyers that obligations under the TSAs have been completed. Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities, including the U.S. and EMEA subsidiaries, is ultimately determined.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

At various times during the second half of 2009 and the first quarter of 2010, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators, with the involvement of the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee and the Bondholder Group engaged in negotiations regarding the scope and terms of a proposed protocol for resolving disputes concerning the allocation of sale proceeds (“Allocation Protocol”), as required by the terms of the IFSA. However, it became apparent that the parties had differing views concerning the allocation of the sale proceeds, inter-company claims and the scope of the Allocation Protocol. In order to address this impasse, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators agreed to temporarily suspend negotiations on the Allocation Protocol and instead focused on a process to facilitate a comprehensive settlement to resolve all material outstanding inter-estate matters, including the allocation of the sale proceeds and the settlement of inter-company claims. To this end, the parties met on several occasions to outline, on a confidential and without prejudice basis, their respective allocation methodologies and potential inter-company claims that may be asserted.

As a result of these meetings and the complexity of the issues that were raised, the Canadian Debtors, the U.S. Debtors, the EMEA Debtors, the U.K. Administrators, the Canadian Monitor the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group and certain other interested parties (collectively, the “Mediation Parties”) agreed that these inter-estate negotiations would be aided by the appointment of a neutral mediator to review and mediate the issues. The parties selected Layn R. Phillips, a former U.S. federal district court judge and experienced commercial mediator, to serve as mediator and review the positions and viewpoints of the various parties on allocation and unresolved inter-estate matters. A confidential, non-binding mediation was held in November 2010. The mediation session did not result in the resolution of the issues presented.

As a result of the November 2010 mediation session, and positions taken in the CCAA Proceedings, it became apparent that the U.K. Administrators and certain other parties, who were also substantial creditors of the EMEA Debtors, were alleging a number of significant potential claims against the Canadian Debtors as well as the U.S. Debtors. These potential claims were integral to the allocation positions of these parties and included allegations of proprietary and trust-type claims. Consequently, the Canadian Monitor and the Canadian Debtors determined that, absent reaching a comprehensive settlement of allocation and inter-company claims issues, these specific claims needed to be resolved first. Accordingly, the Canadian Debtors obtained an order of the Canadian Court establishing a process for the calling of claims from EMEA creditors. Notwithstanding the commencement of this process, the Mediation Parties continued to engage in discussions regarding the resumption of mediation and another confidential, non-binding mediation was held in April 2011. On April 13, 2011, Nortel announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of its various business and asset divestitures and other inter-estate matters, including inter-company claims, had ended without resolution of the matters in dispute. In light of the unsuccessful conclusion of the mediation process, Nortel announced that delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and that such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

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

On June 17, 2011, and as supplemented on June 29, 2011, the Canadian Court and the U.S. Court appointed The Honourable Warren K. Winkler, Chief Justice of Ontario, as the sole mediator (the “Mediator”) for the mediation. The mediation was ordered because of both courts’ concern that the time required to prepare their decisions would also delay allocation proceedings and, therefore, distributions to creditors of the various Nortel estates.

The Mediator has the authority, in consultation with the parties to the mediation, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator. At the request of the U.S. Court, the commencement of the mediation was delayed pending the outcome of the October 14, 2011 hearing (discussed in more detail below).

The Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, representatives of the U.K. Administrators, on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the “EMEA Claims”). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds available for distribution to unsecured creditors of the Canadian Debtors. Nortel is currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. The EMEA Claims that were quantified total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (the “U.K. Pension Claim”). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the otherwise estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

On September 30, 2009, the EMEA Debtors and certain of their affiliates (collectively the “EMEA Original Claimants”) filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On May 10, 2011, the U.S. Court entered an order requiring the EMEA Original Claimants to file more definite statements of their previously-filed claims, and to file any other pre-petition claims against the U.S. Debtors, by June 1, 2011, absent which any of their pre-petition claims would be disallowed. The deadline for filing amended proofs of claim was later extended on request of certain of the EMEA Original Claimants to June 3, 2011 (“U.S. EMEA Claims Bar Date”). The EMEA Original Claimants filed 38 amended proofs of claim on June 3, 2011. The remaining proofs of claim that had been filed by the EMEA Original Claimants and were not amended on a timely basis have been disallowed and expunged pursuant to the terms of the U.S. Court’s May 10, 2011 order.

On July 15 and 22, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed joint objections and motions to dismiss the claims of NNUK, NNSA and Nortel Networks (Ireland) Limited and the French Liquidator (collectively, the “EMEA Claimants”). On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for these motions. The order also requested the Mediator to consider postponing the mediation discussed above until after these hearings and the U.S. Court’s decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he was postponing the initial procedural meeting to a date to be determined after the U.S. Court releases its decision. The U.S. Court heard the motions on October 14, 2011. On March 20, 2012, the U.S. Court granted the U.S. Debtors’ and U.S. Creditors’ Committee’s motion to dismiss these EMEA Claimants’ breach of duty of care and other fiduciary duty claims, claims of mismanagement under French law, and the contingent claims arising from the issuance of any financial support direction with respect to the U.K. Pension Plan. The U.S. Court declined to dismiss the remaining claims of these EMEA Claimants at this stage of the proceedings. However, the U.S. Court noted that the arguments raised in the motions were persuasive in showing the weakness and unlikelihood of success of these claims. The decision further noted that the parties’ dispute will now move to mediation, as noted above.

Following the U.S. Court’s March 20, 2012 decision, pursuant to a letter dated March 26, 2012 from the Mediator to all parties to the mediation, an introductory mediation session was held on April 24, 2012 whereby mediation parties had the opportunity to meet privately with the Mediator. The Mediator advised that he will continue to hold meetings with individual parties to the mediation in his efforts to work towards a resolution on allocation matters. The Mediator is posting updates of a general nature regarding the mediation, as appropriate, on a website at www.nortelmediation.com. The content of this website is not a part of this report.

Developments in the Creditor Protection Proceedings

Since the filing of Nortel’s 2011 Annual Report, the following are the material developments in the sales of its assets and in the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended from time to time and most recently to July 31, 2012 and is subject to further extensions by the Canadian Court.

Chapter 11 Proceedings

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and long-term disability (“LTD”) benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. In anticipation that the U.S. Debtors will seek modification or termination of some or all of the U.S. retiree and LTD benefits at a later time, on June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S. Trustee to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 22, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of LTD employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. LTD benefits. On August 2, 2011, the U.S. Trustee appointed the members of these committees. Upon the motion of the U.S. Debtors dated March 28, 2012, on April 18, 2012, the U.S. Court appointed a neutral mediator to mediate discussions between the U.S Debtors, the U.S. Creditors’ Committee, the Bondholder Group and the retiree and LTD committees regarding a future modification or termination of U.S. retiree and LTD benefits.

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

On February 17, 2012, the Canadian Court approved two sale agreements that NNL and Nortel Networks Technology Corporation (“NNTC”) had entered into for the sale of rights in a small number of Nortel’s IP Addresses. Under one sale agreement, CSC Holdings LLC, the operating subsidiary of Cablevision Systems Corporation, is the purchaser of a certain number of the IP Addresses, and under the other sale agreement, Salesforce.com Inc. is the purchaser of a certain number of the IP Addresses. The financial and other terms of each of the sale agreements, including the cash purchase price and the IP Addresses included in each sale, have been sealed by order of the Canadian Court because disclosure of such terms may be detrimental to the Canadian Debtors’ interests in seeking to consummate these and other sales of IP Addresses. Both purchasers have obtained approval from the American Registry for Internet Numbers (“ARIN”) with respect to the transfer and registration of the IP Addresses in the respective purchasers’ name upon closing. Nortel closed these sales in the first quarter of 2012 and the proceeds from the transactions have been deposited into an NNL single purpose bank account. The Canadian Debtors and the U.S. Debtors have agreed that any dispute relating to the rights and claims, if any, of the U.S. Debtors in and to the IP Addresses, including to an allocation of such sale proceeds, will be subject to a joint hearing of the Canadian Court and the U.S. Court prior to the distribution of such sale proceeds and, if appropriate, orders of such courts approving such distributions.

On April 4, 2012, the Canadian Court approved a further sale agreement that NNL and NNTC had entered into with Bell Aliant Regional Communications, Limited Partnership (“Bell Aliant”) for the sale of rights in a certain small number of Nortel’s IP Addresses, which sale closed on April 5, 2012. On May 7, 2012, the Canadian Court approved a further sale agreement Nortel and Vodafone Americas Inc. had entered into for the sale of rights in a small number of Nortel’s IP Addresses. The proceeds from the sale to Bell Aliant have been deposited into NNL’s single purpose bank account, which has been included in non-current restricted cash, and upon the closing of the sale to Vodafone, such proceeds will also be deposited into the same account. Similar to the earlier sales described above, the financial and other terms of these two sale agreements, including the cash purchase price and the IP Addresses included in the sales, were sealed by order of the Canadian Court for the reasons set out above. Nortel continues to seek buyers for the remainder of its IP Addresses.

Other Developments

Under the CCAA Proceedings, the Canadian Debtors filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. Nortel brought the motion to disclaim any further obligation for such properties that are no longer owned or used by Nortel and that Nortel and its creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, NNL entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of Nortel’s environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the “MOE”) made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders were in breach of the CCAA stay. The MOE did not seek to enforce the remediation orders while the Canadian Court’s decision was outstanding and Nortel continued to undertake environmental risk assessments and remediation related tasks at those sites. On March 9, 2012, the Canadian Court issued an order granting the Canadian Debtors motion, in particular agreeing that the MOE remediation orders are stayed under the CCAA Proceedings and authorizing Nortel to cease performing any remediation activities at or in relation to the five sites, and releasing Nortel from all contractual obligations to carry out remediation requirements at such sites. The order further stipulates that any claims in relation to any current or future remediation requirements by the MOE against Nortel or its current or former directors or officers are subject to resolution and determination in accordance with the claims procedure and claims resolution orders approved by the Canadian Court on July 30, 2009 and September 16, 2010, respectively. On March 23, 2012, Her Majesty the Queen in right of Ontario as represented by the MOE served a notice of motion for leave to appeal the March 9, 2012 Canadian Court order. Nortel has given notice that, pursuant to the order, it is ceasing continued remediation activities.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the condensed combined financial statements of the Canadian Debtors (“Debtors’ financial statements”) that are included in the unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and 2011. The condensed combined statements of operations exclude the Canadian Debtors’ interests in the results of operations of non-Debtor subsidiaries.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the Debtors’ financial statements.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three months ended March 31, 2012, Nortel has continued to accrue for interest expense of $87 ($79 for the three months ended March 31, 2011) in its normal course of operations related to debt issued by NNC and NNL in Canada until it obtains a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings Nortel generally has not made and does not expect to make payments to satisfy any of the interest obligations of the Debtors. Nortel has continued to accrue interest on the $1,000 floating rate notes that matured on July 15, 2011 until it obtains a claims determination order that adjudicates the claim.

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

Cash Restrictions

As a result of the Creditor Protection Proceedings, cash and cash equivalents are generally available to fund operations in particular jurisdictions, but generally are not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course post - Petition Date intercompany trade and pursuant to specific agreements approved by the Canadian Court.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Millions of U.S. Dollars)

	Three Months Ended March 31,
	2012	2011

Revenues:
Third party	$—	$—
Non-Debtors subsidiaries	—	1

Total revenues	—	1
Cost of revenues:
Third party	—	5
Non-Debtors subsidiaries	—	1

Total cost of revenues	—	6

Gross loss	—	(5)
Selling, general and administrative expense	20	30
Other operating income - net	—	(17)

Operating loss	(20)	(18)
Other expense - net	(9)	(5)
Interest expense	(86)	(79)

Loss from operations before reorganization items and income taxes	(115)	(102)
Reorganization items - net	63	6

Loss from operations before income taxes	(52)	(96)
Income tax benefit (expense)	—	—

Net loss attributable to Debtors including noncontrolling interests	(52)	(96)
Income attributable to noncontrolling interests	(3)	(3)

Net loss attributable to Debtors	$(55)	$(99)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED BALANCE SHEETS

(Millions of U.S. Dollars)

	March 31, 2012	December 31, 2011

ASSETS
Current assets
Cash and cash equivalents	$276	$306
Restricted cash and cash equivalents	59	59
Accounts receivable - net:
Third parties	4	12
Non-Debtors subsidiaries	395	387
U.S. Debtors subsidiaries	80	93
EMEA Debtors subsidiaries	9	9
Other current assets	27	30

Total current assets	850	896
Restricted cash and cash equivalents	7,556	7,479
Investments in non-Debtors / Debtors subsidiaries	62	62
Other assets	48	50

Total assets	$8,516	$8,487

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable:
Third parties	$4	$2
Non-Debtors subsidiaries	137	134
U.S. Debtors subsidiaries	—	18
EMEA Debtors subsidiaries	10	10
Payroll and benefit-related liabilities	2	13
Other accrued liabilities	5	6

Total current liabilities	158	183
Long-term liabilities
Deferred income taxes - net	8	7
Other liabilities	—	7

Total long-term liabilities	8	14
Liabilities subject to compromise	11,738	11,561

Total liabilities	11,904	11,758

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(3,960)	(3,840)
	—	—
Noncontrolling interests in Debtors	572	569

Total shareholders’ deficit	(3,388)	(3,271)

Total liabilities and shareholders’ deficit	$8,516	$8,487

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Millions of U.S. Dollars)

	Three Months Ended March 31,
	2012	2011

Cash flows from (used in) operating activities
Net loss attributable to Debtors	$(55)	$(99)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Reorganization items - net	(83)	(33)
Other adjustments (a)	103	101

Net cash used in operating activities	(35)	(31)

Cash flows from (used in) investing activities
Change in restricted cash and cash equivalents	(77)	(43)
Proceeds from the sales of investments, businesses and assets - net	77	48

Net cash from investing activities	—	5

Cash flows from (used in) financing activities
Net cash from (used in) financing activities	5	7

Effect of foreign exchange rate changes on cash and cash equivalents	—	—

Net decrease in cash and cash equivalents	(30)	(19)
Cash and cash equivalents at beginning of the period	306	289

Cash and cash equivalents at end of the period	$276	$270

(a)	The operating section of the condensed combined statement of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items — net.

3. Accounting changes

(a) Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-5”), effective for interim periods and years beginning after December 15, 2011. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an ASU to indefinitely defer the effective date of the provision pertaining only to the presentation of reclassification adjustments out of accumulated other OCI and reinstated the previous requirements to present reclassification adjustments either on the face of the statement in which OCI is reported or to disclose them in a note to the financial statements. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. Nortel has historically disclosed comprehensive income in a separate note in its condensed consolidated financial statements, therefore the adoption of ASU 2011-05 has resulted in the inclusion of a separate statement in financial statements, directly after condensed consolidated balance sheet, rather than in the notes to the financial statements.

4. Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three months ended March 31, 2012 and 2011 consisted of the following:

	00000000	00000000
	Three Months Ended March 31,
	2012	2011
Professional fees (a)	$(11)	$(18)
Interest income (b)	4	3
Employee incentive plans (c)	(4)	(9)
Pension, post-retirement and post-employment plans (d)	—	14
Gain on divestitures - net (e)	78	18
Settlements (f)	1	—
Other - net (g)	—	(4)

Total reorganization items - net	$68	$4

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(d)	Includes amounts related to the Settlement Agreement and the termination of the Nortel Networks Supplementary Executive Retirement Plan (“SERP”) defined benefit plan. See note 9.
(e)	Relates to the gains on various divestitures, including escrow releases (net of direct and incremental costs). See note 2.
(f)	Relates to adjustments reflecting expected allowed claim amounts.
(g)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Nortel received $58 relating to reorganization items - net in the three months ended March 31, 2012, attributable to $77 received from various divestitures and $4 for interest income, partially offset by $10 paid for professional fees and $13 paid for employee incentive plans.

Nortel received $21 relating to reorganization items in the three months ended March 31, 2011, attributable to $49 received for various divestitures and $3 for interest income, partially offset by $16 paid for professional fees, and $15 paid for employee incentive plans.

See the unaudited condensed consolidated statements of cash flows for the non-cash portion of reorganization items.

5. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011, and the unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Condensed consolidated statements of operations

Other operating income — net:

	00000000	00000000
	Three Months Ended March 31,
	2012	2011
Royalty license income - net	$—	$(1)
Billings under TSAs	—	(25)
Other - net	(1)	2

Other operating income - net	$(1)	$(24)

Other expense — net:

	00000000	00000000
	Three Months Ended March 31,
	2012	2011
Rental income	$—	$1
Currency exchange loss - net	(6)	(10)
Other - net	(4)	(3)

Other expense - net	$(10)	$(12)

Condensed consolidated balance sheets

Accounts receivable — net:

	March 31,	December 31,
	2012	2011
Trade and other receivables (a)	$178	$193
Less: provisions for doubtful accounts	(15)	(19)

Accounts receivable - net	$163	$174

(a)	Includes $140 and $155 as of March 31, 2012 and December 31, 2011, respectively, related to net accounts receivable from subsidiaries accounted for under the cost method, where settlement will occur as part of a plan of reorganization under the Creditor Protection Proceedings.

Other current assets:

	March 31,	December 31,
	2012	2011
Prepaid expenses	$15	$16
Income taxes recoverable	23	26
Current investments	1	1
Other	35	36

Other current assets	$74	$79

Plant and equipment — net:

	March 31,	December 31,
	2012	2011

Cost:
Buildings	$1	$1
Machinery and equipment	91	91

	92	92

Less accumulated depreciation:
Buildings	(1)	(1)
Machinery and equipment	(91)	(91)

	(92)	(92)

Plant and equipment - net	$—	$—

Other assets:

	March 31,	December 31,
	2012	2011
Debt issuance costs	$22	$24
Other	22	28

Other assets	$44	$52

Other accrued liabilities:

	March 31,	December 31,
	2012	2011
Outsourcing and selling, general and administrative related provisions	$4	$5
Income taxes payable	4	2
Other	12	11

Other accrued liabilities	$20	$18

Other liabilities:

	00000000	00000000
	March 31,	December 31,
	2012	2011
Tax uncertainties	$8	$9
Other long-term provisions	—	8

Other liabilities	$8	$17

Condensed consolidated statements of cash flows

Change in operating assets and liabilities — net:

	00000000	00000000
	Three Months Ended March 31,
	2012	2011
Accounts and other receivables - net	$11	$27
Inventories - net	—	4
Deferred costs	—	3
Income taxes	5	—
Accounts payable	(16)	(18)
Payroll, accrued and contractual liabilities	108	51
Deferred revenue	—	(8)
Advance billings in excess of revenues recognized to date on contracts	—	(3)
Other	2	25

Change in operating assets and liabilities (a)	$110	$81

(a)	The changes in liability amounts noted above include obligations that are subject to compromise, consistent with their designation as of, and subsequent to, the Petition Date.

Taxes and reorganization items paid (received):

	00000000	00000000
	Three Months Ended March 31,
	2012	2011
Cash taxes paid - net	$—	$1
Net receipts from reorganization items (note 4)	$(58)	$(21)

6. Pre-Petition Date cost reduction plans

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

During the three months ended March 31, 2012 and 2011, charges related to Nortel’s pre-Petition Date cost reduction plans were minimal. As of March 31, 2012, the pre-petition cost reduction provision of $34 represents $23 in accrued severance claims for former employees and $11 in contract settlement and lease costs. As of December 31, 2011, the pre-petition cost reduction provision was $34.

7. Post-Petition Date cost reduction activities

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

Workforce Reduction Activities

Three months ended March 31, 2012

For the three months ended March 31, 2012, approximately $4 of the total charges relating to the net workforce reduction of 51 positions were incurred. As Nortel continues to progress through the Creditor Protection Proceedings, Nortel expects to incur charges and cash outlays related to workforce and other cost reduction strategies. Nortel will continue to report future charges and cash outlays under the broader strategy of the post petition cost reduction plan.

Three months ended March 31, 2011

For the three months ended March 31, 2011, approximately $4 of the total charges relating to the net workforce reduction of 86 positions were incurred as of March 31, 2011, which substantially completes the workforce and other cost reduction strategies discussed above.

During the three months ended March 31, 2012, changes to the workforce provision balances were as follows:

Provision balance as of December 31, 2011	$140
Other charges	4
Cash drawdowns	(1)
Foreign exchange and other adjustments	4

Provision balance as of March 31, 2012 (a)	$147

(a)	Included in liabilities subject to compromise.

Other Cost Reduction Activities

During the three months ended March 31, 2012 and 2011, there were no charges related to Nortel’s real estate cost reduction activities.

As of March 31, 2012, Nortel’s real estate and other cost reduction balances were approximately $7, which are classified as subject to compromise. As of December 31, 2011, Nortel’s real estate and other cost reduction balances were approximately $6, which are classified as subject to compromise.

8. Income taxes

During the three months ended March 31, 2012, Nortel recorded a tax expense of $5 on loss from operations before income taxes of $54. The tax expense of $5 is comprised of $4 resulting from taxes on earnings in Asia, $1 of other taxes including withholding taxes, and $1 resulting from a provision for actual tax adjustments to the prior year balances, partially offset by decreases in uncertain tax positions of $1.

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

During the three months ended March 31, 2011, Nortel recorded a tax recovery of $1 on loss from operations before income taxes of $103. The tax recovery of $1 is comprised of a net tax recovery relating to prior years of $2 and is partially offset by other taxes of $1.

As of March 31, 2012, Nortel’s net deferred tax liabilities were $8, representing the accrual of deferred tax liabilities associated with the expected withholding taxes relating to investments in CALA and Asia. There is significant uncertainty concerning the forecasted income or loss for 2012 and beyond and the uncertainty concerning the estimated final proceeds allocation by jurisdiction, and thus this significant negative evidence outweighs any positive evidence that may exist. Therefore, Nortel has concluded that a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions as of March 31, 2012.

Nortel had approximately $1,522 and $1,487 of total gross unrecognized tax benefits as of March 31, 2012 and December 31, 2011, respectively. Of the total gross unrecognized tax benefits of $1,522, $10 represented the amount of unrecognized tax benefits, net of valuation allowance that would favorably affect the effective income tax rate in future periods, if recognized. The net increase of $35 since December 31, 2011 resulted from $36 due to changes to foreign exchange rates, offset by a decrease in a prior year uncertain position of $1.

Nortel recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2012, Nortel recovered $1 related to interest, penalties and foreign exchange losses. Nortel has accrued approximately $6 and $7 for the payment of interest and penalties as of March 31, 2012 and December 31, 2011, respectively.

Nortel believes it is reasonably possible that $1,417 of its gross unrecognized tax benefit will decrease, of which $655 relates to the deductibility of legal settlement expenses and $761 relates to investment tax credits with the resulting impact being the expiry of unutilized non capital losses from prior years.

9. Employee benefit plans

Plan Description

Nortel maintains various investment plans covering substantially all of its employees, and acts as the plan sponsor for its defined benefit and defined contribution plans. Below is a list of relevant plans discussed in this note and their status as of March 31, 2012 and the basis for which they are being accounted for as of March 31, 2012. Note that although these plans represent Nortel’s major retirement plans, Nortel also has smaller pension plan arrangements in other countries.

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

Wind-up Order of the Canadian Funded Pension Plans

On March 8, 2011, the Ontario Superintendent of Financial Services ordered the wind-up of the Canadian Pension Plans with an effective date of October 1, 2010. Nortel’s net pension liability for the Canadian Pension Plans is based on the pension assets and liabilities as of this wind-up date. As such, the 2012 and 2011 pension expense for the Canadian Pension Plans was limited to the amortization of accumulated other comprehensive income. As a result of this order, Nortel remeasured the pension obligations under the plans in the first quarter of 2011 using wind-up assumptions as of the effective date, resulting in a reduction to pension liabilities and OCI of $96. The settlement process for the Canadian Pension Plans has not been finalized, and as such the assumptions used to calculate the Canadian Pension Plans’ pension obligations could be subject to change. There were no advancements in the settlement process for the Canadian Pension Plans during the three months ended March 31, 2012, which would require an adjustment to the carrying amount of the liability.

Pension Benefits

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended March 31,
	2012	2011
Pension expense:
Interest cost	$—	$1
Amortization of net losses	11	13

Net pension expense	$11	$14

10. Guarantees

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

The following table provides a summary of Nortel’s guarantees as of March 31, 2012:

	Carrying Amount of Liability	Maximum Potential Liability (p)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	9	9
Intellectual property indemnification obligation (c)	—	NQ
Lease agreements (d)	—	7
Receivable securitization (e)	—	NQ
Other indemnification agreements
EDC Support Facility (f)	20	23
Global Class Action Settlement (g)	—	NQ
Sale lease-back (h)	—	4
Bankruptcy (i)	—	1
Real estate residual value guarantee (j)	23	23
Environmental indemnifications (k)	8	NQ
U.K. Defined Benefit Plan guarantee (l)
Funding guarantee	534	NQ
Insolvency guarantee	150	150
U.S. debt guarantee (m)	150	NQ
NNL lease guarantees (n)	128	NQ
NNL grant guarantee (o)	7	7

Total	$1,030	$228

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of March 31, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended March 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of March 31, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of March 31, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of March 31, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of March 31, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(f)	Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC support facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC support facility. Approximately $20 has been paid to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of March 31, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.

(g)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (“Global Class Action Settlement”), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of March 31, 2012, Nortel has not made any significant payments to settle such obligations.
(h)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(i)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of March 31, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(j)	On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.
(k)	Nortel has agreed to provide an indemnity to the purchasers of certain properties with respect to certain environmental matters. An estimated amount has been accrued for this liability, based on the probability of payout and expected payout, if required, which amount has been classified as liability subject to compromise. Certain purchasers of its certain properties have filed claims related to the environmental matters for an amount of $172, which amount continues to be assessed by the Canadian Debtors. To the extent that the claim is finalized in the future, the provision will be adjusted.
(l)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance of certain payment obligations under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has guaranteed NNUK’s payment obligations arising upon the wind-up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buy out deficit. Nortel has recorded liabilities of $534 and $150 for the Pension Guarantee and the further guarantee, respectively, representing Nortel’s current assumption of the expected claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $829 and related to the further guarantee of $150. To the extent that more reliable information becomes available in the future indicates a difference from the recognized amounts, the provision will be adjusted.
(m)	NNL has unconditionally guaranteed $150 debt obligation of Nortel Networks Capital Corporation, an indirect wholly owned finance subsidiary of NNI. Nortel has recorded a corresponding liability of $150 for this guarantee. Nortel has not accrued interest related to this debt obligation on the basis it does not believe it will be an allowed claim.
(n)	NNL has guaranteed the payments required under the lease agreements entered into by certain of its U.S. Subsidiaries and EMEA Subsidiaries. These guarantees require NNL to make lease payments throughout the lease term if and when a subsidiary fails to make scheduled payments. The landlords of the properties have filed claims totaling $263 related to these guarantees, which amount continues to be assessed by the Canadian Debtors. The maximum potential liability is subject to the ongoing real estate claims process.
(o)	NNL has guaranteed certain grants provided by the Industrial Development Agency of Ireland to Nortel Ireland to support in-country research and development activities. Nortel has recorded a liability of $7, representing the claim amount in accordance with ASC 852.
(p)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances and such items have been denoted as non-quantifiable (NQ).

11. Fair Value

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

Determination of fair value

When available, Nortel uses quoted market prices to determine fair value of items classified in Level 1 of the fair value hierarchy, more specifically Nortel’s long-term debt including amounts subject to compromise.

12. Commitments

Bid, performance-related and other bonds

Nortel has entered into bid, performance-related and other bonds associated with various contracts. Other bonds primarily relate to warranty contracts. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. The various contracts to which these bonds apply generally have terms up to one year. Any potential payments which might become due under these bonds would be related to Nortel’s non-performance under the applicable contract. Historically, Nortel has not made material payments under these types of bonds, and as a result of the Creditor Protection Proceedings, does not anticipate that it will be required to make such payments during the pendency of the Creditor Protection Proceedings.

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents:

	March 31,	December 31,
	2012	2011
Bid and performance-related bonds (a)	$2	$3
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$2	$3

(a)	Net of restricted cash and cash equivalent amounts of $6 and $6 as of March 31, 2012 and December 31, 2011, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $1 and $1 as of March 31, 2012 and December 31, 2011, respectively.

13. Loss per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted loss per common share for the following periods:

	Three Months Ended March 31,
	2012 (a)	2011 (a)
	(Number of common shares in millions)
Net loss attributable to Nortel Networks Corporation	$(63)	$(105)

Basic weighted-average shares outstanding:
Issued and outstanding	499	499

Weighted-average shares dilution adjustments:
1.75% Convertible Senior Notes	—	—
2.125% Convertible Senior Notes	—	—

Diluted weighted-average shares outstanding	499	499

Weighted-average shares dilution adjustments - exclusions
1.75% Convertible Senior Notes	18	18
2.125% Convertible Senior Notes	18	18

Basic and diluted loss per common share:	$(0.13)	$(0.21)

(a)	As a result of the net loss for the three months ended March 31, 2012 and 2011, all potential dilutive securities in these periods are considered anti-dilutive.

14. Shareholder’s deficit

The following are the changes in shareholders’ deficit during the three months ended March 31, 2012:

	NNC Common Shares	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total

Balance as of December 31, 2011	$35,604	$3,597	$(42,406)	$(143)	$639	$(2,709)
Net loss	—	—	(63)	—	4	(59)
Foreign currency translation adjustment	—	—	—	(71)	—	(71)
Unamortized pension and post-retirement actuarial losses and prior service cost - net	—	—	—	9	—	9

Balance as of March 31, 2012	$35,604	$3,597	$(42,469)	$(205)	$643	$(2,830)

15. Liabilities subject to compromise

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

Liabilities subject to compromise consist of the following:

	March 31, 2012	December 31, 2011
Trade and other accounts payable	$171	$164
Payable to U.S. Subsidiaries	2,150	2,151
Restructuring liabilities	188	180
Long-term debt	4,039	4,042
U.S. debt guarantee (note 10)	150	150
Interest on long-term debt	1,105	1,018
Notes payable	181	175
Pension obligations	1,595	1,557
Post-retirement obligations other than pensions	581	578
U.K. pension guarantees (note 10)	684	665
EDC support facility (note 10)	20	20
NNL lease guarantees (note 10)	128	125
Real estate residual value guarantee (note 10)	23	22
NNL grant guarantee (note 10)	7	7
Environmental liabilities (note 10)	8	—
Liabilities of discontinued operations (a)	34	34
Other accrued liabilities	48	51

Total liabilities subject to compromise	$11,112	$10,939

(a)	Relates to pre-petition liabilities of the Enterprise Solutions business, including the shares of NGS and Diamondware, and LGN, which were classified as discontinued operations in 2009.

As of March 31, 2012, the Canadian Debtors have received approximately 1,057 claims asserting approximately $29,526 (calculated utilizing exchange rates as of the petition date for presentation purposes) in aggregate outstanding liquidated claims. Some of these claims are unliquidated and are therefore not reflected in the aggregate claim amount above. The Canadian Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions and Canadian Debtors involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. Nortel believes the variance between total claims and total liabilities subject to compromise is primarily related to duplicative claims. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors of filed proofs of claim. A number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods once these reviews are complete.

An additional approximate 16,000 claims related to the employee compensation claims process totaling CAD$1.06 billion have been received by the Canadian Debtors.

As of March 31, 2012, the Canadian Debtors have resolved 669 claims, reducing the aggregate amount claimed against the Canadian Debtors by approximately $7,129. Although the Canadian Court has established a bar date, subject to certain excluded claims, by which certain proofs of claim against the relevant Canadian Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims may be permitted. In addition, the Canadian Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time.

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

16. Contingencies

Creditor Protection Proceedings

On January 14, 2009, the Canadian Debtors obtained an order from the Canadian Court for creditor protection and commenced ancillary proceedings under Chapter 15 of the U.S. Bankruptcy Code, the U.S. Debtors filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, and each of the EMEA Debtors obtained an administration order from the English Court. After the Petition Date, the Israeli Debtors initiated similar proceedings in Israel. One of Nortel’s French subsidiaries, NNSA, was placed into secondary proceedings in France and NNCI filed a voluntary petition for relief under Chapter 11 in the U.S. Court and became a party to the Chapter 11 Proceedings. Generally, as a result, all actions to enforce or otherwise effect payment or repayment of liabilities of any Debtor arising prior to the Petition Date, and substantially all pending claims and litigation against any Debtor, are stayed as of the Petition Date. Absent further order of the applicable courts and subject to certain exceptions and, in Canada, potential time limits, no party may take any action to recover on pre-petition claims against any Debtor.

The Pensions Regulator Financial Support Directions

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, the Pensions Regulator, purporting to act under the Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable the Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. If a company to which a FSD is issued fails to comply with it, the Pensions Regulator may issue a contribution notice (“Contribution Notice”) to any one or more persons to whom the FSD was addressed stating that the person is liable to pay to the trustees of the pension scheme the sum specified in the Contribution Notice, where the Pensions Regulator considers it reasonable to impose the liability on the person to pay the specified sum. The sum specified may be the whole or a portion of the actual or estimated deficit of the pension scheme. In the Warning Notice, the Pensions Regulator identified certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI, as targets of a procedure before the determinations panel of the Pensions Regulator (“Determinations Panel”) to determine whether to issue a FSD (“U.K. Pension Proceeding”). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan (“U.K. Pension Trustee”) and the PPF, which is fully applicable to the U.K. Pension Trustee’s and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provided that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. The Pensions Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the U.K. Pension Trustee brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The U.K. Pension Trustee and the PPF also appealed the decision of the U.S. Court enforcing the stay. That appeal was denied by the U.S. Court of Appeals for the Third Circuit (“U.S. Appeals Court”) on December 29, 2011 and on January 24, 2012 the U.S. Appeals Court denied a petition by the U.K. Pension Trustee and the PPF for a rehearing of the appeal. On April 20, 2012, the U.K. Pension Trustee and the PPF filed a petition for certiorari with the Supreme Court of the United States, requesting review of the U.S. Appeals Court’s December 29, 2011 decision. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the Determinations Panel issued a determination notice (“Determination Notice”) indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On April 1, 2011, the Determinations Panel issued FSDs to NNC, NNL, NNI and NNCI requiring each of them to secure that financial support be put in place for the U.K. defined benefit pension plan within six calendar months of the date of the FSDs. The other Debtors that received the Determination Notice have exercised their right under the U.K. Statute to refer the Determinations Panel’s determination to the Pensions Regulator Tribunal established under the U.K. Statute for a further determination of the matter. Nortel is of the view that the Determination Notice and the FSD issued to NNC, NNL, NNI and NNCI are null and void given the court decisions noted above.

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

Pursuant to an intercompany guarantee agreement relating to the U.K. defined benefit pension plan, NNL has guaranteed certain payment obligations of NNUK under a Funding Agreement executed on November 21, 2006. Pursuant to a further intercompany guarantee agreement, NNL has guaranteed NNUK’s payment obligations arising upon the wind up, dissolution or liquidation and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buyout deficit. See note 10.

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

ERISA Lawsuit

As previously reported, beginning in December 2001, NNC, NNL and NNI, together with certain of its then-current and former directors, officers and employees, were named as defendants in several purported class action lawsuits pursuant to ERISA. These lawsuits were consolidated into a single proceeding in the U.S. District Court for the Middle District of Tennessee (the “U.S. District Court”). This lawsuit is on behalf of participants and beneficiaries of the Nortel Networks Inc. Long-Term Investment Plan, who held shares of the Nortel Networks Stock Fund during the class period. The lawsuit alleged, among other things, material misrepresentations and omissions to induce participants and beneficiaries to continue to invest in and maintain investments in NNC common shares through the investment plan. As a result of the Creditor Protection Proceedings, on September 25, 2009, the U.S. District Court ordered the case administratively closed. The parties to the action agreed to a final form of Stipulation of Settlement (the “Stipulation”) whereby the defendants will cause their underwriter, Chubb Insurance Company of Canada (“Chubb”), to pay $21.5 into an escrow account on behalf of the defendants as full and final settlement of the action and in consideration for the releases and discharges provided under the Stipulation. Such settlement amount will be distributed in accordance with the terms of the

Stipulation. In a side agreement, NNC, NNL, NNI and Chubb stipulated that existing claims filed by Chubb in the Creditor Protection Proceedings in Canada and in the U.S. will be reduced and allowed as general unsecured claims upon deposit by Chubb of the final settlement payments. The Stipulation and the side agreement were approved by the Canadian Court and the U.S. Court. The U.S. District Court also granted preliminary approval of the Stipulation. A fairness hearing for final approval was held on January 11, 2012 and the Stipulation was approved. Nortel has recorded a provision to reflect its best estimate of an allowed claim amount.

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

Nortel Statement of Claim Against its Former Officers

In January 2005, NNC and NNL filed a Statement of Claim in the Ontario Superior Court of Justice against Messrs. Frank Dunn, Douglas Beatty and Michael Gollogly, Nortel’s former senior officers who were terminated for cause in April 2004, seeking the return of payments made to them under Nortel’s bonus plan in 2003. One-half of any recovery from this litigation is subject to the Global Class Action Settlement. See note 10.

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

Environmental matters

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of March 31, 2012, accruals for environmental matters were $8 and have been recorded in liabilities subject to compromise. At December 31, 2011, Nortel had remedial activities under way at five sites that are either currently or previously owned. On March 19, 2012, the Canadian Court issued an order that, among other things, authorized Nortel to cease performing any remediation activities at or in relation to the five sites. See note 2 for further information on this order.

Except as otherwise described herein, in each of the matters described above, the plaintiffs are seeking an unspecified amount of monetary damages. Nortel is unable to ascertain the ultimate individual or aggregate amount of monetary liability or financial impact to Nortel of the above matters, which, unless otherwise specified, seek damages from the defendants of material or indeterminate amounts or could result in fines and penalties. Except as noted above, Nortel cannot determine whether these actions, suits, claims and proceedings will, individually or collectively, have a material adverse effect on its business, results of operations, financial condition or liquidity. Except as otherwise described herein, Nortel intends to defend the above actions, suits, claims and proceedings in which it is a defendant, litigating or settling cases where in management’s judgment it would be in the best interest of stakeholders to do so. Nortel will continue to cooperate fully with all authorities in connection with the regulatory and criminal investigations.

Nortel is also a defendant in various other suits, claims, proceedings and investigations that arise in the normal course of business.

17. Subsequent events

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

Certain statements in this MD&A contain words such as “could”, “expect”, “may”, “anticipate”, “believe”, “intend”, “estimate”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections which we believe are reasonable but which are subject to important assumptions, risks and uncertainties and may prove to be inaccurate. Consequently, our actual results could differ materially from our expectations set out in this MD&A. In particular, see the Risk Factors section of this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (SEC) and Canadian securities regulatory authorities (2011 Annual Report) for factors that could cause actual results or events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As used herein: “Bondholder Group” means a group purporting to hold a portion of our publicly traded debt; “Canadian Monitor” means Ernst & Young Inc. as court-appointed monitor in the CCAA Proceedings;“Debtors” means: (i) us, together with our principal operating subsidiary Nortel Networks Limited (NNL) and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCI) and certain other U.S. subsidiaries (collectively, U.S. Debtors) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA) and certain Israeli subsidiaries (collectively, Israeli Debtors) that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv (collectively, EMEA Debtors). “French Liquidator” means the liquidator appointed by the Versailles Commercial Court in secondary insolvency proceedings commenced by Nortel Networks SA in France; “U.K. Administrators” means, correctively, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) as court-appointed joint administrators of Nortel Networks (Ireland) Ltd. (“NNIL”) and representatives of Ernst & Young LLP (in the U.K.) as court-appointed joint administrators of the EMEA Debtors other than NNIL; “U.S. Creditors’ Committee” means the Official Committee of Unsecured Creditors of the U.S. Debtors appointed in the Chapter 11 Proceedings; “U.S. Principal Officer” means the principal officer of the U.S. Debtors appointed in the Chapter 11 Proceedings; and “U.S. Trustee” means the United States Trustee for the District of Delaware.

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to our 2011 Annual Report.

Significant Business Divestitures

In June, 2009, we determined that selling our businesses was the best path forward. We have completed divestitures of all of our businesses including: (i) the sale of substantially all of our Code Division Multiple Access (CDMA) business and Long Term Evolution (LTE) Access assets to Telefonaktiebolaget LM Ericsson (Ericsson); (ii) the sale of substantially all of the assets of our Enterprise Solutions (ES) business globally, including the shares of Nortel Government Solutions Incorporated (NGS) and DiamondWare, Ltd. (Diamondware), to Avaya Inc. (Avaya); (iii) the sale of the assets of our Wireless Networks (WN) business associated with the development of Next Generation Packet Core network components (Packet Core Assets) to Hitachi, Ltd. (Hitachi); (iv) the sale of certain portions of our Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses to Ciena Corporation (Ciena); (vi) the sale of substantially all of the assets of our Global System for Mobile communications (GSM)/GSM for Railways (GSM-R) business to Ericsson and Kapsch CarrierCom AG (Kapsch); (vii) the sale of substantially all of the assets of our Carrier VoIP and Application Solutions (CVAS) business to GENBAND Inc. (now known as GENBAND U.S. LLC (GENBAND)); (viii) the sale of NNL’s 50% plus one share interest in LG-Nortel Co. Ltd. (LGN), our Korean joint venture with LG-Electronics, Inc. (LGE), to Ericsson; (ix) the sale of substantially all of the assets of our global Multi Service Switch (MSS) business to Ericsson; (x) the sale of substantially all of the assets of Guangdong-Nortel Telecommunications Equipment Co. Ltd. (GDNT) to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, Ericsson China); (xi) the sale of our remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively, the Consortium); and (xii) the sale of a small number of our Internet Protocol version 4 addresses to various purchasers.

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

Divestiture Proceeds Received

As of March 31, 2012, approximately $7,800 in net proceeds have been generated and received through the completed sales of businesses and remaining patents and patent applications. These divestiture proceeds include the following approximate amounts:

(a)	$1,120 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare, and NGS;

(e)	$638 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$79 from the sale of our North American GSM business;

(g)	$36 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$156 from the sale of substantially all of our CVAS business;

(i)	$234 from the sale of NNL’s 50% plus one share interest in LGN;

(j)	$45 from the sale of substantially all of our MSS business;

(k)	$56 from the sale of substantially all of the GDNT assets (which proceeds are recorded in cash and cash equivalents);

(l)	$4,470 from the sale of our remaining patents and patent applications; and

(m)	$6 from the sale of various other business assets.

As of March 31, 2012, $7,320 of proceeds received from divestitures of businesses and remaining patents and patent applications is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in non-current restricted cash and cash equivalents, all of which is currently reported in NNL solely for financial reporting purposes (including with respect to any gain recorded on such divestitures). The difference between the net proceeds received and the amount in escrow at March 31, 2012 is as a result of amounts that, from time to time, have been distributed with the consent of each of the Debtors’ estates and court approvals, as applicable, from the escrow accounts to satisfy: 1) various obligations arising from the divestitures, whether through payments to third party vendors, or to reimburse the Debtors or non-consolidated subsidiaries for costs incurred, or 2) payments to the Debtors or non-consolidated subsidiaries related to settlements reached in respect of certain agreements involving proceeds allocation. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in the accompanying unaudited condensed consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (IFSA) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in the accompanying unaudited condensed consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

During the three months ended March 31, 2012, we received additional proceeds of $70 that had been held in escrow subject to the successful completion of performance obligations under the transition services agreements (TSAs) entered into in connection with the sale of substantially all of our CDMA business, LTE Access assets, and CVAS business, and our North American GSM business, all of which were recorded as gain on divestitures included in reorganization items – net. As of March 31, 2012, a further $27 in connection with the divestitures of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses, CVAS business, and substantially all of the assets of our MSS business is currently unrecorded and will be recognized subject to agreement between Nortel and each of the various buyers that obligations under the TSAs have been completed. Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities, including the U.S. and EMEA subsidiaries, is ultimately determined.

Allocation of Divestiture Proceeds and Other Inter-Estate Matters

At various times during the second half of 2009 and the first quarter of 2010, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators, with the involvement of the Canadian Monitor, the U.S. Principal Officer, the U.S. Creditors’ Committee and the Bondholder Group engaged in negotiations regarding the scope and terms of a proposed protocol for resolving disputes concerning the allocation of sale proceeds (Allocation Protocol), as required by the terms of the IFSA. However, it became apparent that the parties had differing views concerning the allocation of the sale proceeds, inter-company claims and the scope of the Allocation Protocol. In order to address this impasse, the Canadian Debtors, the U.S. Debtors and the U.K. Administrators agreed to temporarily suspend negotiations on the Allocation Protocol and instead focused on a process to facilitate a comprehensive settlement to resolve all material outstanding inter-estate matters, including the allocation of the sale proceeds and the settlement of inter-company claims. To this end, the parties met on several occasions to outline, on a confidential and without prejudice basis, their respective allocation methodologies and potential inter-company claims that may be asserted.

As a result of these meetings and the complexity of the issues that were raised, the Canadian Debtors, the U.S. Debtors, the EMEA Debtors, the U.K. Administrators, the Canadian Monitor the U.S. Principal Officer, the U.S. Creditors’ Committee, the Bondholder Group and certain other interested parties (collectively, the Mediation Parties) agreed that these inter-estate negotiations would be aided by the appointment of a neutral mediator to review and mediate the issues. The parties selected Layn R. Phillips, a former U.S. federal district court judge and experienced commercial mediator, to serve as mediator and review the positions and viewpoints of the various parties on allocation and unresolved inter-estate matters. A confidential, non-binding mediation was held in November 2010. The mediation session did not result in the resolution of the issues presented.

As a result of the November 2010 mediation session, and positions taken in the CCAA Proceedings, it became apparent that the U.K. Administrators and certain other parties, who were also substantial creditors of the EMEA Debtors, were alleging a number of significant potential claims against the Canadian Debtors as well as the U.S. Debtors. These potential claims were integral to the allocation positions of these parties and included allegations of proprietary and trust-type claims. Consequently, the Canadian Monitor and the Canadian Debtors determined that, absent reaching a comprehensive settlement of allocation and inter-company claims issues, these specific claims needed to be resolved first. Accordingly, the Canadian Debtors obtained an order of the Canadian Court establishing a process for the calling of claims from EMEA creditors. Notwithstanding the commencement of this process, the Mediation Parties continued to engage in discussions regarding the resumption of mediation and another confidential, non-binding mediation was held in April 2011. On April 13, 2011, we announced that the mediation process that had been commenced in respect of the allocation of sale proceeds of our various business and asset divestitures and other inter-estate matters, including inter-company claims, had ended without resolution of the matters in dispute. In light of the unsuccessful conclusion of the mediation process, we announced that delays in the ultimate resolution of allocation and inter-company claims matters potentially could be significant, and that such delays would result in a corresponding significant delay in the timing of distributions to holders of validated claims of the various estates.

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

The Mediator has the authority, in consultation with the parties to the mediation, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator. At the request of the U.S. Court, the commencement of the mediation was delayed pending the outcome of the October 14, 2011 hearing (discussed in more detail below).

The Canadian Court approved a claims process with regard to the significant inter-company claims made by the EMEA Debtors against the Canadian Debtors, which process included a requirement that claims be filed by March 18, 2011. In response to this call for claims, representatives of the U.K. Administrators, on behalf of the EMEA Debtors, filed 84 proofs of claims against the Canadian Debtors and unspecified directors and officers of NNC and NNL (the EMEA Claims). The EMEA Claims contain broad ranging claims set out with limited specificity. The EMEA Claims also include a number of large priority claims, which if allowed, would significantly reduce the potential proceeds available for distribution to unsecured creditors of the Canadian Debtors. We are currently unable to quantify the total potential amounts claimed under the EMEA Claims, as many of the claims were not quantified. The EMEA Claims that were quantified total approximately CAD$9.8 billion. In addition, the U.K. Pension Trust Limited and the Board of the Pension Protection Fund in the U.K. filed an estimated claim of CAD$3.7 billion in respect of an alleged deficit in the U.K. pension plan (the U.K. Pension Claim). Should the EMEA Claims and the U.K. Pension Claim ultimately be allowed in the CCAA Proceedings on the basis filed, they could have the effect of doubling (or more) the otherwise estimated CCAA claims pool and, accordingly, significantly reduce potential distributions to other unsecured creditors of the Canadian Debtors. Further, counsel for 131 former employees of NNSA have submitted a letter indicating they would file proofs of claims in connection with an action that is currently before the courts in France.

On September 30, 2009, the EMEA Debtors and certain of their affiliates (collectively, the EMEA Original Claimants) filed over 350 proofs of claim against the U.S. Debtors and unspecified directors and officers of the U.S. Debtors in the U.S. Court. On May 10, 2011, the U.S. Court entered an order requiring the EMEA Original Claimants to file more definite statements of their previously-filed claims, and to file any other pre-petition claims against the U.S. Debtors, by June 1, 2011, absent which any of their pre-petition claims would be disallowed. The deadline for filing amended proofs of claim was later extended on request of certain of the EMEA Original Claimants to June 3, 2011 (U.S. EMEA Claims Bar Date). The EMEA Original Claimants filed 38 amended proofs of claim on June 3, 2011. The remaining proofs of claim that had been filed by the EMEA Original Claimants and were not amended on a timely basis have been disallowed and expunged pursuant to the terms of the U.S. Court’s May 10, 2011 order.

On July 15 and 22, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed joint objections and motions to dismiss the claims of NNUK, NNSA and Nortel Networks (Ireland) Limited and the French Liquidator (collectively, the EMEA Claimants). On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for these motions. The order also requested the Mediator to consider postponing the mediation discussed above until after these hearings and the U.S. Court’s decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he was postponing the initial procedural meeting to a date to be determined after the U.S. Court releases its decision. The U.S. Court heard the motions on October 14, 2011. On March 20, 2012, the U.S. Court granted the U.S. Debtors’ and U.S. Creditors’ Committee’s motion to dismiss these EMEA Claimants’ breach of duty of care and other fiduciary duty claims, claims of mismanagement under French law, and the contingent claims arising from the issuance of any financial support direction with respect to the U.K. Pension Plan. The U.S. Court declined to dismiss the remaining claims of these EMEA Claimants at this stage of the proceedings. However, the U.S. Court noted that the arguments raised in the motions were persuasive in showing the weakness and unlikelihood of success of these claims. The decision further noted that the parties’ dispute will now move to mediation, as noted above.

Following the U.S. Court’s March 20, 2012 decision, pursuant to a letter dated March 26, 2012 from the Mediator to all parties to the mediation, an introductory mediation session was held on April 24, 2012 whereby mediation parties had the opportunity to meet privately with the Mediator. The Mediator advised that he will continue to hold meetings with individual parties to the mediation in his efforts to work towards a resolution on allocation matters. The Mediator is posting updates of a general nature regarding the mediation, as appropriate, on a website at www.nortelmediation.com. The content of this website is not a part of this report.

Developments in the Creditor Protection Proceedings

Since the filing of Nortel’s 2011 Annual Report, the following are the material developments in the sales of its assets and in the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended from time to time and most recently to July 31, 2012 and is subject to further extensions by the Canadian Court.

Chapter 11 Proceedings

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and long-term disability (LTD) benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. In anticipation that the U.S. Debtors will seek modification or termination of some or all of the U.S. retiree and LTD benefits at a later time, on June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S. Trustee to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 22, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of LTD employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. LTD benefits. On August 2, 2011, the U.S. Trustee appointed the members of these committees. Upon the motion of the U.S. Debtors dated March 28, 2012, on April 18, 2012, the U.S. Court appointed a neutral mediator to mediate discussions between the U.S Debtors, the U.S. Creditors’ Committee, the Bondholder Group and the retiree and LTD committees regarding a future modification or termination of U.S. retiree and LTD benefits.

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

On February 17, 2012, the Canadian Court approved two sale agreements that NNL and Nortel Networks Technology Corporation (NNTC) had entered into for the sale of rights in a small number of our IP Addresses. Under one sale agreement, CSC Holdings LLC, the operating subsidiary of Cablevision Systems Corporation, is the purchaser of a certain number of the IP Addresses, and under the other sale agreement, Salesforce.com Inc. is the purchaser of a certain number of the IP Addresses. The financial and other terms of each of the sale agreements, including the cash purchase price and the IP Addresses included in each sale, have been sealed by order of the Canadian Court because disclosure of such terms may be detrimental to the Canadian Debtors’ interests in seeking to consummate these and other sales of IP Addresses. Both purchasers have obtained approval from the American Registry for Internet Numbers (ARIN) with respect to the transfer and registration of the IP Addresses in the respective purchasers’ name upon closing. We closed these sales in the first quarter of 2012 and the proceeds from the transactions have been deposited into an NNL single purpose bank account. The Canadian Debtors and the U.S. Debtors have agreed that any dispute relating to the rights and claims, if any, of the U.S. Debtors in and to the IP Addresses, including to an allocation of such sale proceeds, will be subject to a joint hearing of the Canadian Court and the U.S. Court prior to the distribution of such sale proceeds and, if appropriate, orders of such courts approving such distributions.

On April 4, 2012, the Canadian Court approved a further sale agreement that NNL and NNTC had entered into with Bell Aliant Regional Communications, Limited Partnership (Bell Aliant) for the sale of rights in a certain small number of our IP Addresses, which sale closed on April 5, 2012. On May 7, 2012, the Canadian Court approved a further sale agreement we and Vodafone Americas Inc. had entered into for the sale of rights in a small number of our IP Addresses. The proceeds from the sale to Bell Aliant have been deposited into NNL’s single purpose bank account, which has been included in non-current restricted cash, and upon the closing of the sale to Vodafone, such proceeds will also be deposited into the same account. Similar to the earlier sales described above, the financial and other terms of these two sale agreements, including the cash purchase price and the IP Addresses included in the sales, were sealed by order of the Canadian Court for the reasons set out above. We continue to seek buyers for the remainder of our IP Addresses.

Other Developments

Under the CCAA Proceedings, the Canadian Debtors filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. We brought the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, we entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of our environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the MOE) made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders were in breach of the CCAA stay. The MOE did not seek to enforce the remediation orders while the Canadian Court’s decision was outstanding and we continued to undertake environmental risk assessments and remediation related tasks at those sites. On March 9, 2012, the Canadian Court issued an order granting the Canadian Debtors motion, in particular agreeing that the MOE remediation orders are stayed under the CCAA Proceedings and authorizing us to cease performing any remediation activities at or in relation to the five sites, and releasing us from all contractual obligations to carry out remediation requirements at such sites. The order further stipulates that any claims in relation to any current or future remediation requirements by the MOE against us or our current or former directors or officers are subject to resolution and determination in accordance with the claims procedure and claims resolution orders approved by the Canadian Court on July 30, 2009 and September 16, 2010, respectively. On March 23, 2012, Her Majesty the Queen in right of Ontario as represented by the MOE served a notice of motion for leave to appeal the March 9, 2012 Canadian Court order. We have given notice that, pursuant to the order we are ceasing continued remediation activities.

Basis of Presentation and Going Concern Considerations

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that we will continue as a going concern.

After consideration of the guidance available in FASB ASC 810 “Consolidation” (ASC 810) and ASC 852, the accompanying unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011 have been presented on the following basis with respect to our subsidiaries:

•

the EMEA Debtors and their subsidiaries (collectively, the EMEA Subsidiaries) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. Debtors and their subsidiaries (collectively, the U.S. Subsidiaries) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

•

our other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied in 2008 prior to the commencement of the Creditor Protection Proceedings with the exception of deconsolidated subsidiaries where there has been a deemed loss of control once in liquidation proceedings as discussed in our 2011 Annual Report.

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

See note 1 to the accompanying unaudited condensed consolidated financial statements for further information on our basis of presentation and going concern considerations.

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

Our Business

We have completed the sales of all of our businesses. We continue to oversee and fulfill the residual contracts not transferred to the various buyers. As a result, commencing with the first quarter of 2011, we have one reportable segment as our chief operating decision maker reviews financial and operating results and makes decisions on that basis.

Results of Operations

Revenues

Revenues in the first quarter of 2012 were $1 as compared to $20 in the first quarter of 2011 representing a decrease of $19 due to the sale of the MSS business.

SG&A Expense

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
SG&A expense	$27	$38	$(11)	(29)

Selling, General and Administrative (SG&A) expense decreased to $27 in the first quarter of 2012 from $38 in the first quarter of 2011, a decrease of $11 or 29%. The decrease in SG&A expense was primarily due to headcount reductions and other cost reduction activities, partially offset by variances in provisions for doubtful accounts.

Pre-Petition Date Cost Reduction Plans

In the first quarter of 2012, charges related to restructuring plans were minimal.

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

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and re-established under post–Petition Date cost reduction activities. For a description of our previously announced restructuring plans and further details of the charges (recoveries) incurred, refer to note 6 to the accompanying unaudited condensed consolidated financial statements.

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

Workforce Reduction Activities

For the three months ended March 31, 2012, approximately $4 of charges relating to the net workforce reduction of 51 positions were incurred. As of March 31, 2012, our workforce reduction provision balances were approximately $147, which were classified as subject to compromise. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies. We will continue to report future charges and cash outlays under the broader strategy of the post-Petition Date cost reduction plan.

Other Cost Reduction Activities

For the three months ended March 31, 2012 and 2011, there were no charges related to Nortel’s real estate cost reduction activities.

As of March 31, 2012, our real estate and other cost reduction balances were approximately $7, which are classified as liabilities subject to compromise. As of December 31, 2011, Nortel’s real estate and other cost reduction balances were approximately $6, which are classified as subject to compromise.

Other Operating Income — Net

The components of other operating income — net were as follows:

	Three Months Ended March 31,
	2012	2011
Royalty license income - net	$—	$(1)
Billings under TSAs	—	(25)
Other - net	(1)	2

Other operating income - net	$(1)	$(24)

In the first quarter of 2012, other operating income — net was $1.

In the first quarter of 2011, other operating income — net was $24 due primarily to billings related to TSAs.

Other Expense — Net

The components of other expense — net were as follows:

	Three Months Ended March 31,
	2012	2011
Rental income	$—	$1
Currency exchange loss - net	(6)	(10)
Other - net	(4)	(3)

Other expense - net	$(10)	$(12)

In the first quarter of 2012, other expense — net was $10, primarily comprised of currency exchange loss of $6 and other - net of $4. In the first quarter of 2011, other expense — net was a $12, primarily due to a currency exchange loss of $10 and other – net of $3.

Interest Expense

We have continued to accrue for interest expense in the first quarter of 2012 of $87 and in the first quarter of 2011 of $79 in our normal course of operations related to debt issued by NNC or NNL in Canada until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not made and do not expect to make payments to satisfy the interest obligations of the Debtors. We have continued to accrue interest on the $1,000 floating rate notes that matured on July 15, 2011 until we obtain a claims determination order that adjudicates the claim.

Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months Ended March 31,
	2012	2011
Professional fees (a)	$(11)	$(18)
Interest income (b)	4	3
Employee incentive plans (c)	(4)	(9)
Pension, post-retirement and post-employment plans (d)	—	14
Gain on divestitures - net (e)	78	18
Settlements (f)	1	—
Other (g)	—	(4)

Total reorganization items - net	$68	$4

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(d)	Includes amounts related to the Settlement Agreement and the termination of the Nortel Networks Supplementary Executive Retirement Plan (SERP) defined benefit plan. See note 9 to the accompanying unaudited condensed consolidated financial statements for more information.
(e)	Relates to the gains on various divestitures, including escrow releases (net of direct and incremental costs). See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(f)	Relates to adjustments reflecting expected allowed claim amounts.
(g)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Income Tax Expense

During the three months ended March 31, 2012, we recorded a tax expense of $5 on loss from operations before income taxes of $54. The tax expense of $5 is comprised of $4 resulting from taxes on earnings in Asia, $1 of other taxes including withholding taxes, and $1 resulting from a provision for actual tax adjustments to the prior year balances, partially offset by decreases in uncertain tax positions of $1.

During the three months ended March 31, 2011, we recorded a tax recovery of $1 on loss from operations before income taxes of $103. The tax recovery of $1 is comprised of a net tax recovery relating to prior years of $2, partially offset by other taxes of $1.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as of March 31, 2012 for all jurisdictions. For additional information, see “Application of Critical Accounting Policies and Estimates — Income Taxes” in this section of this report.

Liquidity and Capital Resources

Overview

As of March 31, 2012, our cash and cash equivalents balance was $724.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of March 31, 2012: $186 in Asia, $276 in Canada, $42 in CALA, $165 in joint ventures (including GDNT), $49 in China and $6 in EMEA. These amounts exclude restricted cash of $7,635, comprised of $7,629 accounted for in Canadian entities and $6 in Asia. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received” for further information regarding restricted cash held in Canadian entities. Cash balances related to the EMEA Subsidiaries and the U.S. Subsidiaries are no longer included in our consolidated cash balance as a result of the previously reported changes to cost accounting.

As of March 31, 2012, approximately $7,800 in net proceeds has been generated and received through the completed sales. As of March 31, 2012, $7,320 of the divestiture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash. During the three months ended March 31, 2012, we received additional proceeds of $70 that had been held in escrow subject to the successful completion of performance obligations under the TSAs entered into in connection with the sale of substantially all of our CDMA business, LTE Access assets, and CVAS business, and our North American GSM business, all of which were recorded as gain on divestitures included in reorganization items – net. As of March 31, 2012, a further $27 in the aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements, which are largely no longer in effect. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions is generally available to fund operations in that particular jurisdiction, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific court-approved agreements as discussed below. Thus, there is pressure and reliance on cash balances and generation capacity in specific regions and jurisdictions.

We have established certain cash collateralized facilities in certain jurisdictions. Approximately $7 of cash collateral has been posted by Nortel in support of certain performance bonds and letter of credit facilities.

To enable certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the Asia Pacific (APAC) region to continue their respective business operations and to facilitate the business divestitures, the Debtors (other than the Israeli Debtors) entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of the pre-petition intercompany Debt to the Debtors (other than the Israeli Debtors). As of March 31, 2012, the Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $37, $36 and $28, respectively, in aggregate in respect of the APAC Agreement. Further portions of the pre-petition intercompany debt continue to be repayable from time to time only to the extent of any such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions.

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

Our current cash management system and consolidated cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and may be impacted by the Creditor Protection Proceedings. The U.S. Principal Officer and the U.K. Administrators oversee the cash management system in their respective jurisdictions and those amounts are not included in our consolidated balance sheet as of March 31, 2012. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund and wind down our operations; (iii) cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the Debtors will be able to access proceeds in a timely manner from the divestitures as allocation of proceeds from the divestitures of our businesses and assets remains unresolved.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $27 during the three months ended March 31, 2012 to $724, primarily due to cash flows attributable to the net cash used in operations.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change
Net loss attributable to NNC	$(63)	$(105)	$42
Adjustments to net loss and working capital changes	12	55	(43)

Net cash used in operating activities	(51)	(50)	(1)

Net cash from investing activities	14	9	5
Net cash from (used in) financing activities	—	—	—
Effect of foreign exchange rate changes on cash and cash equivalents	10	9	1

Net decrease in cash and cash equivalents	(27)	(32)	5
Cash and cash equivalents at beginning of period	751	807	(56)

Cash and cash equivalents at end of period	$724	$775	$(51)

Operating Activities

In the first three months of 2012, our net cash used in operating activities of $51 resulted from use of cash of $99 from non-cash items and net loss attributable to NNC of $63, partially offset by changes in operating assets and liabilities of $111. Net cash from changes in operating assets and liabilities was mainly due to the decrease in accounts receivable of $14, change in payroll, contractual and accrued liabilities of $108 and increase in income taxes payable of $5, partially offset by the decrease in accounts payable of $15. The primary non-cash items were $87 in reorganization items under ASC 852 and other of $30, partially offset by pension and other accruals of $11, amortization and depreciation of $2, and earnings attributable to non-controlling interests of $4.

In the first three months of 2011, our net cash used in operating activities of $50 resulted from net loss attributable to NNC of $105 and non-cash items of $26, partially offset by cash from changes in operating assets and liabilities of $81. The net cash from changes in operating assets and liabilities was mainly due to the reduction of accounts receivable of $27, changes in inventories and deferred cost of $4 and $3, respectively, the change in payroll, accrued and contractual liabilities of $51, and the change in other operating assets and liabilities of $25, partially offset by the change in deferred revenues of $8, the decrease in accounts payable of $18, and the change in advanced billings of $3. The primary additions to our net loss for non-cash items were pension and other accruals of $14, amortization and depreciation of $10, more than offset by reorganization items under ASC 852 of $32 and other net of $21.

Investing Activities

In the first three months of 2012, net cash from investing activities was $14 primarily due to proceeds related to sale of businesses and assets of $77, which were reclassified to restricted cash and cash equivalents resulting in an increase in restricted cash and cash equivalents. The increase in restricted cash and cash equivalents related to proceeds was partially offset by decreases in restricted cash and cash equivalents of $14 primarily related to distributions from the Canadian Health and Welfare Trust.

In the first three months of 2011, net cash from investing activities was $9 primarily due to proceeds related to sale of businesses and assets of $49, partially offset by an increase in restricted cash and cash equivalents of $40.

Financing Activities

In the first three months of 2012 and 2011, cash used in financing activities was nil.

Other Items

In the first three months of 2012, our cash position was positively impacted by $10 due to the favorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar and Indian Rupee against the U.S. Dollar.

In the first three months of 2011, our cash position was positively impacted by $9 due to the favorable effects of changes in foreign exchange rates.

Fair Value Measurements

We utilize observable (Level 1 and Level 2) inputs in determining the fair value of our long-term debt outstanding, as applicable.

Future Uses of Liquidity

The matters described below, to the extent that they relate to future events or expectations, may be significantly affected by our Creditor Protection Proceedings. Those proceedings will involve, or may result in, various restrictions on our activities and/or the need to obtain third party approvals for various matters.

Our cash requirements, excluding distributions from restricted cash which may occur from time to time, for the 12 months commencing April 1, 2012 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $85; and

•	costs related to workforce reductions and real estate actions totaling approximately $2.

Off-Balance Sheet Arrangements

Bid, Performance-Related and Other Bonds

During the normal course of business, we have provided bid, performance, warranty and other types of bonds, which we refer to collectively as bonds, via financial intermediaries to various customers in support of commercial contracts, typically for the supply of telecommunications equipment and services. If we fail to perform under the applicable contract, the customer may be able to draw upon all or a portion of the bond as a remedy for our failure to perform. The contracts that these bonds support generally have terms up to one year. Bid bonds generally have a term of less than twelve months, depending on the length of the bid period for the applicable contract. Performance-related and other bonds generally have a term consistent with the term of the underlying contract. Historically, we have not made material payments under these types of bonds and as a result of the Creditor Protection Proceedings we do not anticipate that we will be required to make any such payments during the pendency of the Creditor Protection Proceedings.

The following table provides information related to these types of bonds as of:

	March 31, 2012	December 31, 2011
Bid and performance-related bonds (a)	$2	$3
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$2	$3

(a)	Net of restricted cash and cash equivalent amounts of $6 and $6 as of March 31, 2012 and December 31, 2011, respectively.
(b)	Net of restricted cash and cash equivalent amounts of $1 and $1 as of March 31, 2012 and December 31, 2011, respectively.

Application of Critical Accounting Policies and Estimates

Our accompanying unaudited condensed consolidated financial statements are based on the selection and application of U.S. GAAP, which require us to make significant estimates and assumptions. We believe that the accounting policies and estimates as disclosed in our 2011 Annual Report, as well as the following accounting policies and estimates, may involve a higher degree of judgment and complexity in their application and represent our critical accounting policies and estimates.

We have discussed the application of these critical accounting policies and estimates with the audit committee of our board of directors.

Creditor Protection Proceedings

Of the $7,800 in proceeds received from divestitures of businesses and remaining patents and patent applications as of March 31, 2012, $7,320 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

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

Outstanding Share Data

As of  May 4, 2012, we had 498,206,366 NNC common shares outstanding.

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

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO) Allan Bifield, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at March 31, 2012. Based on this evaluation, management, including the CFO, have concluded that our disclosure controls and procedures as at March 31, 2012 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtors’ pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. From 2009 through 2011, we completed the sale of all of our business as well as the sale of our remaining patents and patent applications and streamlined our business infrastructure and implemented processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes materially affected our internal control over financial reporting throughout 2009, 2010 and 2011 and are reasonably likely to continue to materially affect our internal control over financial reporting. In the fourth quarter of 2011, we continued to streamline our business infrastructure mainly in response to the substantial completion of the TSA obligations. In the first quarter of 2012, we implemented a new financial reporting system tailored to meet the simplified needs of our current restructuring activities and modified our processes, where needed, to ensure appropriate internal controls over our financial reporting continue to exist. Management continues to take actions necessary to address the resources, processes and controls related to these changes, and to take any remaining actions pertaining to the realignment of certain work between the Canadian Debtors and U.S. Debtors as part of the separation of various corporate functions, while maintaining effective control over financial reporting. Additional process changes may be necessary in the future.

PART II

OTHER INFORMATION

Capitalized terms used in this Part II and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

ITEM 1.	Legal Proceedings

Other than as described below, there have been no material developments in our material legal proceedings as previously reported in our 2011 Annual Report. For additional discussion of other material legal proceedings, see “Contingencies” in note 16 of the accompanying unaudited condensed consolidated financial statements.

Environmental Matters

Under the CCAA Proceedings, the Canadian Debtors filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such remediation be subject to the court approved claims process under the CCAA Proceedings. We brought the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, we entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of our environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the MOE) made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders were in breach of the CCAA stay. The MOE did not seek to enforce the remediation orders while the Canadian Court’s decision was outstanding and we continued to undertake environmental risk assessments and remediation related tasks at those sites. On March 9, 2012, the Canadian Court issued an order granting the Canadian Debtors’ motion, in particular agreeing that the MOE remediation orders are stayed under the CCAA Proceedings and authorizing us to cease performing any remediation activities at or in relation to the five sites, and releasing us from all contractual obligations to carry out remediation requirements at such sites. The order further stipulates that any claims in relation to any current or future remediation requirements by the MOE against us or our current or former directors or officers are subject to resolution and determination in accordance with the claims procedure and claims resolution orders approved by the Canadian Court on July 30, 2009 and September 16, 2010, respectively. On March 23, 2012, Her Majesty the Queen, in right of Ontario as represented by the MOE, served a notice of motion for leave to appeal the March 9, 2012 Canadian Court order. We have given notice that, pursuant to the order, we are ceasing continued remediation activities.

ITEM 1A.	Risk Factors

Certain statements in this report may contain words such as “could”, “expect”, “may”, “should”, “will”, “anticipate”, “believe”, “intend”, “estimate”, “target”, “plan”, “envision”, “seek” and other similar language and are considered forward-looking statements or information under applicable securities laws. These statements are based on our current expectations, estimates, forecasts and projections. In addition, other written or oral statements that are considered forward-looking may be made by us or others on our behalf. These statements are subject to important assumptions, risks and uncertainties that are difficult to predict and actual outcomes may be materially different. The Creditor Protection Proceedings are having a direct impact on our business and are exacerbating these risks and uncertainties. In particular, the risks described herein and in our 2011 Annual Report could cause actual events to differ materially from those contemplated in forward-looking statements. Unless otherwise required by applicable securities laws, we do not have any intention or obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our 2011 Annual Report which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2011 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and liquidity. The risks described in our 2011 Annual Report have not materially changed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the three-month period ended March 31, 2012, no NNC common shares were issued in accordance with the settlement. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

Exhibit No.	Description

31	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	[Incorporated by reference.]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS CORPORATION

(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ ALLAN BIFIELD	/s/ CLARKE GLASPELL
Allan Bifield	Clarke Glaspell
Senior Vice-President, Corporate Services and	Controller
Chief Financial Officer

Date: May 10, 2012