Form 10-Q
period 2012-06-30
NORTEL NETWORKS CORP
filed 2012-08-10
CIK 72911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Registrant’s Telephone Number Including Area Code (905) 863-6840

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2012.

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

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Operations (unaudited)

(Millions of U.S. Dollars, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$—	$1	$1	$21
Cost of revenues	1	5	2	27

Gross loss	(1)	(4)	(1)	(6)
Selling, general and administrative expense	25	53	52	91
Other operating income—net (note 5)	—	(18)	(1)	(42)

Operating loss	(26)	(39)	(52)	(55)
Other income (expense)—net (note 5)	(8)	9	(18)	(3)
Interest expense (contractual interest expense for the six months ended June 30, 2012 and 2011 was $175 and $159, respectively)	(86)	(80)	(172)	(159)

Loss from operations before reorganization items—net and income taxes	(120)	(110)	(242)	(217)
Reorganization items—net (note 4)	(6)	7	62	11

Loss from operations before income taxes	(126)	(103)	(180)	(206)
Income tax expense	(2)	(2)	(7)	(1)

Net loss	(128)	(105)	(187)	(207)
Income attributable to noncontrolling interests	(3)	(10)	(7)	(13)

Net loss attributable to Nortel Networks Corporation	$(131)	$(115)	$(194)	$(220)

Basic loss per common share	$(0.26)	$(0.23)	$(0.39)	$(0.44)

Diluted loss per common share	$(0.26)	$(0.23)	$(0.39)	$(0.44)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Balance Sheets (unaudited)

(Millions of U.S. Dollars, except share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$668	$751
Restricted cash and cash equivalents	77	93
Accounts receivable—net	159	174
Other current assets (note 5)	71	79

Total current assets	975	1,097
Restricted cash and cash equivalents	7,566	7,479
Other assets (note 5)	41	52

Total assets	$8,582	$8,628

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable	$290	$320
Payroll and benefit-related liabilities	5	17
Contractual liabilities	17	19
Other accrued liabilities (note 5)	13	18

Total current liabilities	325	374

Long-term liabilities
Deferred income taxes—net	6	7
Other liabilities (note 5)	8	17

Total long-term liabilities	14	24
Liabilities subject to compromise (note 15)	11,109	10,939

Total liabilities	11,448	11,337

Guarantees, commitments, contingencies and subsequent events (notes 2, 10, 12, 16, and 17 respectively)
SHAREHOLDERS’ DEFICIT
Common shares, without par value—Authorized shares: unlimited; Issued and outstanding shares:
498,206,366 as of June 30, 2012 and December 31, 2011	35,604	35,604
Additional paid-in capital	3,597	3,597
Accumulated deficit	(42,600)	(42,406)
Accumulated other comprehensive loss	(104)	(143)

Total Nortel Networks Corporation shareholders’ deficit	(3,503)	(3,348)
Noncontrolling interests	637	639

Total shareholders’ deficit	(2,866)	(2,709)

Total liabilities and shareholders’ deficit	$8,582	$8,628

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(Millions of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss including noncontrolling interests	$(128)	$(105)	$(187)	$(207)
Other comprehensive loss adjustments:
Change in foreign currency translation adjustment	93	(5)	22	(64)
Unamortized pension and post-retirement actuarial losses and prior service cost—net	8	10	17	98

Comprehensive loss including noncontrolling interests	(27)	(100)	(148)	(173)
Comprehensive income attributable to noncontrolling interests	(3)	(10)	(7)	(13)

Comprehensive loss attributable to Nortel Networks Corporation	$(30)	$(110)	$(155)	$(186)

The accompanying notes are an integral part of these condensed consolidated financial statements

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Condensed Consolidated Statements of Cash Flows (unaudited)

(Millions of U.S. Dollars)

	Six Months Ended June 30,
	2012	2011
Cash flows from (used in) operating activities
Net loss attributable to Nortel Networks Corporation	$(194)	$(220)
Adjustments to reconcile net loss from operations to net cash used in operating activities, net of effects from acquisitions and divestitures of businesses:
Amortization and depreciation	4	20
Deferred income taxes	(1)	—
Pension and other accruals	22	28
Income attributable to noncontrolling interests—net of tax	7	13
Reorganization items—non cash	(88)	(60)
Other—net	2	(33)
Change in operating assets and liabilities (note 5)	162	266

Net cash from (used in) operating activities	(86)	14

Cash flows from (used in) investing activities
Change in restricted cash and cash equivalents	(71)	(151)
Proceeds from the sales of investments, businesses and assets—net	88	107

Net cash from (used in) investing activities	17	(44)

Cash flows from (used in) financing activities
Dividends paid, including paid by subsidiaries to noncontrolling interests	(8)	—

Net cash used in financing activities	(8)	—

Effect of foreign exchange rate changes on cash and cash equivalents	(6)	13

Net decrease in cash and cash equivalents	(83)	(17)

Cash and cash equivalents at beginning of the period	751	807

Cash and cash equivalents at end of the period	$668	$790

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

Nortel Networks Corporation

Prior to Nortel Networks Corporation’s (“Nortel”, “NNC” or the “Company”) significant business divestitures, NNC was a global supplier of end-to-end networking products and solutions serving both service providers and enterprise customers. Nortel’s technologies spanned access and core networks and support multimedia and business-critical applications. Nortel’s networking solutions consisted of hardware, software and services. Nortel designed, developed, engineered, marketed, sold, licensed, installed, serviced and supported these networking solutions worldwide. As further discussed in note 2, Nortel is currently focused on the remaining work under the Creditor Protection Proceedings (as defined in note 2), including providing transitional services to the purchasers of Nortel’s businesses, ongoing restructuring matters and the sale of any remaining assets.

As of June 30, 2012, Nortel has completed the sales of all of its businesses, and regarding these businesses, only the residual contracts not transferred to the various buyers remain. Commencing with the first quarter of 2011, Nortel has one reportable segment, being the consolidated entity, as its chief operating decision maker reviews financial and operating results on that basis.

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

Basis of Presentation and Going Concern Considerations

The unaudited condensed consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and do not include all the information and notes required in the preparation of annual consolidated financial statements. The accounting policies used in the preparation of the unaudited condensed consolidated financial statements are the same as those described in Nortel’s audited consolidated financial statements prepared in accordance with U.S. GAAP for the year ended December 31, 2011. The unaudited condensed consolidated balance sheet as of December 31, 2011 is derived from the December 31, 2011 audited consolidated financial statements. Although Nortel is headquartered in Canada, the unaudited condensed consolidated financial statements are expressed in U.S. Dollars as the majority of Nortel’s operating results and net assets are denominated in U.S. Dollars.

Nortel makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates have been used for the periods reported when accounting for items and matters such as revenue recognition and accruals for losses on contracts, allowances for uncollectible accounts receivable, employee benefits including pensions, taxes and related valuation allowances and provisions, restructuring and other provisions, contingencies and pre-petition liabilities.

Nortel believes all adjustments necessary for a fair statement of the results for the periods presented have been made and all such adjustments were of a normal recurring nature unless otherwise disclosed. The financial results for the three and six months ended June 30, 2012 are not necessarily indicative of financial results for the full year or for any other quarter. The unaudited condensed consolidated financial statements should be read in conjunction with Nortel’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the U.S. Securities and Exchange Commission (“SEC”) and Canadian securities regulatory authorities (“2011 Annual Report”) and this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012.

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

After consideration of the guidance available in ASC 810 “Consolidation” (“ASC 810”) and ASC 852, the unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for three and six months ended June 30, 2012 and 2011 have been presented on the following basis with respect to Nortel subsidiaries:

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

•

the U.S. subsidiaries and their subsidiaries (collectively, “U.S. Subsidiaries”) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

•

other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied prior to the commencement of the Creditor Protection Proceedings with the exception of deconsolidated subsidiaries where there has been a deemed loss of control by Nortel once these subsidiaries were in applicable liquidation proceedings as noted in Nortel’s 2011 Annual Report.

Nortel continues to exercise control over most of its subsidiaries located in Canada, Central America and Latin America (“CALA”) and Asia (other than those entities that are EMEA Subsidiaries, U.S. Subsidiaries or have been placed in applicable liquidation proceedings), and its financial statements are prepared on a consolidated basis with respect to those subsidiaries.

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

The ongoing Creditor Protection Proceedings and the divestitures of Nortel’s businesses and assets, both completed and those asset sales that may arise in the future raise substantial doubt as to Nortel’s ability to continue as a going concern. While the Debtors (as defined in note 2) have filed for and been granted creditor protection, the unaudited condensed consolidated financial statements continue to be prepared using the going concern basis, which assumes that Nortel will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. However, it is not possible to predict the outcome of the Creditor Protection Proceedings and, as such, there is substantial doubt regarding the realization of assets and discharge of liabilities. When the going concern basis is no longer appropriate, adjustments may be necessary to the carrying amounts and/or classification of Nortel’s assets and liabilities under a liquidation basis of accounting. Further, a court approved plan in connection with the Creditor Protection Proceedings could materially change the carrying amounts and classifications reported in the unaudited condensed consolidated financial statements. Nortel will continue to evaluate its remaining consolidated subsidiaries for the appropriateness of the accounting applied to these investments as the Creditor Protection Proceedings progress.

Comparative Figures

Certain immaterial amounts related to 2011 in the unaudited condensed consolidated financial statements have been reclassified to conform to Nortel’s current period presentation.

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

As used herein: “Bondholder Group” means a group purporting to hold a portion of our publicly traded debt; “Canadian Monitor” means Ernst & Young Inc. as court-appointed monitor in the CCAA Proceedings; “Debtors” means: (i) Nortel, together with NNL and certain other Canadian subsidiaries (collectively, “Canadian Debtors”) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (“Canadian Court”); (ii) Nortel Networks Inc. (“NNI”), Nortel Networks Capital Corporation (“NNCC”), NNCI and certain other U.S. subsidiaries (collectively, “U.S. Debtors”) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) the EMEA Debtors that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (“English Court”) (including NNSA); and (iv) certain Israeli subsidiaries (collectively, “Israeli Debtors”) that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv; “French Liquidator” means the liquidator appointed by the Versailles Commercial Court in secondary insolvency proceedings commenced by NNSA in France; “U.K. Administrators” means, collectively, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) as court-appointed joint administrators of Nortel Networks (Ireland) Ltd. (“NNIL”) and representatives of Ernst & Young LLP (in the U.K.) as court-appointed joint administrators of the EMEA Debtors other than NNIL; “U.S. Creditors’ Committee” means the Official Committee of Unsecured Creditors of the U.S. Debtors appointed in the Chapter 11 Proceedings; “U.S. Principal Officer” means the principal officer of the U.S. Debtors appointed in the Chapter 11 Proceedings; and “U.S. Trustee” means the United States Trustee for the District of Delaware.

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to Nortel’s 2011 Annual Report.

Discontinuance of Future Periodic Financial Reporting

On August 9, 2012, Nortel announced that the Canadian Monitor (defined below), after taking into account several factors arising from the advanced stage of the CCAA Proceedings (defined below), has determined that the expense and resources required to comply with NNC’s and NNL’s quarterly and annual public reporting requirements can no longer be justified from the standpoint of the best interest of their creditors. Consequently, NNC and NNL will no longer be able to comply with their periodic reporting requirements and will discontinue preparing and filing quarterly and annual financial statements and all other periodic disclosure documents under applicable Canadian and U.S. securities laws effective as of the filing deadlines for their third quarter reporting obligations, being November 14, 2012 in the United States and November 29, 2012 in Canada.

Generally, when an issuer ceases to file its periodic disclosure documents in circumstances such as NNC’s and NNL’s the Canadian Securities Administrators will issue orders prohibiting trading in securities of the relevant issuer, effective from and after the filing deadlines under Canadian securities laws. NNC and NNL will be making submissions to the Canadian Securities Administrators that cease trade orders expected to be issued in respect of NNC’s and NNL’s securities include certain permitted trading exceptions. However, there can be no assurance that the regulatory authorities will make such orders on the terms requested by NNC and NNL and, in particular, permit any trading exceptions.

In light of the foregoing, the directors and officers of NNC and NNL have indicated that they will step down from their positions with NNC and NNL upon the issuance of a court order under the CCAA that the Monitor will be seeking to extend its powers. Such order would allow the Monitor to exercise any powers that may be properly exercised by a board of directors and to terminate the engagement of NNC and NNL’s external auditors.

Following the third quarter 2012 filing deadlines, as a means of keeping the public informed of material developments during the remainder of the CCAA proceedings, and until otherwise determined by the Monitor, NNC and NNL will endeavour to continue to comply with the material change disclosure requirements under Canadian securities laws, to the extent practicable in the circumstances, and to file on SEDAR (the electronic filing system of the Canadian Securities Administrators) all court reports of the Monitor except for such reports, or portions thereof, in respect of which confidential treatment has been requested. All other continuous and current disclosure filings of NNC and NNL will be discontinued.

The materials filed in the CCAA Proceedings are also available on the Monitor’s Restructuring Document Centre at www.ey.com/ca/nortel or by contacting the Monitor directly at 1-866-942-7177. Documents filed by the U.S. Debtors with the U.S. Court including monthly operating reports and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of these websites is not a part of this report.

Significant Business Divestitures

In June 2009, Nortel determined that selling its businesses was the best path forward. Nortel has completed divestitures of all of its businesses including: (i) the sale of substantially all of its Code Division Multiple Access (“CDMA”) business and Long Term Evolution (“LTE”) Access assets to Telefonaktiebolaget LM Ericsson (“Ericsson”); (ii) the sale of substantially all of the assets of its Enterprise Solutions (“ES”) business globally, including the shares of Nortel Government Solutions Incorporated (“NGS”) and DiamondWare, Ltd. (“Diamondware”), to Avaya Inc. (“Avaya”); (iii) the sale of the assets of its Wireless Networks (“WN”) business associated with the development of Next Generation Packet Core network components (“Packet Core Assets”) to Hitachi, Ltd. (“Hitachi”); (iv) the sale of certain portions of its Layer 4-7 data portfolio to Radware Ltd.; (v) the sale of substantially all of the assets of its Optical Networking and Carrier Ethernet businesses to Ciena Corporation (“Ciena”); (vi) the sale of substantially all of the assets of its Global System for Mobile communications (“GSM”)/GSM for Railways (“GSM-R”) business to Ericsson and Kapsch CarrierCom AG (“Kapsch”); (vii) the sale of substantially all of the assets of its Carrier VoIP and Application Solutions (“CVAS”) business to GENBAND Inc. (now known as GENBAND U.S. LLC (“GENBAND”)); (viii) the sale of NNL’s 50% plus one share interest in LG-Nortel Co. Ltd. (“LGN”), its Korean joint venture with LG Electronics, Inc. (“LGE”), to Ericsson; (ix) the sale of substantially all of the assets of its global Multi Service Switch (“MSS”) business to Ericsson; (x) the sale of substantially all of the assets of Guangdong-Nortel Telecommunications Equipment Co. Ltd. (“GDNT”), to Ericsson Mobile Data Applications Technology Research and Development Guangzhou Company Limited and Ericsson (Guangdong Shunde) Communications Company Limited (collectively, “Ericsson China”); (xi) the sale of its remaining patents and patent applications to a consortium consisting of Apple Inc., EMC Corporation, Ericsson, Microsoft Corporation, Research in Motion Limited and Sony Corporation (collectively, the “Consortium”); and (xii) the sale of a small number of its Internet Protocol version 4 addresses to various purchasers.

One of the key remaining matters under the Creditor Protection Proceedings is the determination of allocation of sale proceeds among the various Nortel legal entities that participated in the sales of Nortel’s businesses, which include entities subject to the respective Creditor Protection Proceedings in the different jurisdictions.

Divestiture Proceeds Received

As of June 30, 2012, approximately $7,803 in net proceeds have been generated and received through the completed sales of businesses and remaining patents and patent applications. These divestiture proceeds include the following approximate amounts:

(a)	$1,120 from the sale of substantially all of Nortel’s CDMA business and LTE Access assets;

(b)	$18 from the sale of Nortel’s Layer 4-7 data portfolio;

(c)	$10 from the sale of Nortel’s Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of Nortel’s ES business, including the shares of DiamondWare and NGS;

(e)	$638 from the sale of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses;

(f)	$79 from the sale of Nortel’s North American GSM business;

(g)	$36 from the sale of Nortel’s GSM business outside of North America (excluding its GSM business in CALA) and its global GSM-R business;

(h)	$156 from the sale of substantially all of Nortel’s CVAS business;

(i)	$234 from the sale of Nortel’s 50% plus one share interest in LGN;

(j)	$49 from the sale of substantially all of Nortel’s MSS business;

(k)	$56 from the sale of substantially all of the GDNT assets (which proceeds are recorded in cash and cash equivalents);

(l)	$4,470 from the sale of Nortel’s remaining patents and patent applications; and

(m)	$5 from the sale of various other business assets.

As of June 30, 2012, $7,323 of proceeds received from divestitures of businesses and remaining patents and patent applications is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in non-current restricted cash and cash equivalents, all of which is currently reported in NNL solely for financial reporting purposes (including with respect to any gain recorded on such divestitures). The difference between the net proceeds received and the amount in escrow at June 30, 2012 is as a result of amounts that, from time to time, have been distributed, with the consent of each of the Debtors’ estates and court approvals, as applicable, from the escrow accounts to satisfy: 1) various obligations arising from the divestitures, whether through payments to third party vendors, or to reimburse the Debtors or non-consolidated subsidiaries for costs incurred, or 2) payments to the Debtors or non-consolidated subsidiaries related to settlements reached in respect of certain agreements involving proceeds allocation. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (“IFSA”) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds. See “Allocation of Divestiture Proceeds and Other Inter-Estate Matters” below for a discussion on the Allocation Settlement Agreement regarding the 4th Estate Entities, as defined below.

During the six months ended June 30, 2012, Nortel received additional proceeds of $73 that had been held in escrow subject to the successful completion of performance obligations under the transition services agreements (“TSAs”) entered into in connection with the sale of substantially all of Nortel’s CDMA business, LTE Access assets, and CVAS business, and its North American GSM business, all of which were recorded as gains on divestitures included in reorganization items – net. As of June 30, 2012, $24 in connection with the divestitures of substantially all of the assets of Nortel’s Optical Networking and Carrier Ethernet businesses, CVAS business, and substantially all of the assets of Nortel’s MSS business, is currently unrecorded, a portion of which will be recognized into income subject to agreement between Nortel and each of the various buyers that obligations under the TSAs have been completed. Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities, including the U.S. and EMEA Subsidiaries, is ultimately determined.

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

The Mediator has the authority, in consultation with the Mediation Parties, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator. At the request of the U.S. Court, the commencement of the mediation was delayed pending the outcome of the October 14, 2011 hearing (discussed in more detail below).

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

On July 15 and 22, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed joint objections and motions to dismiss the claims of NNUK, NNSA and NNIL and the French Liquidator (collectively, the “EMEA Claimants”). On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for these motions. The order also requested the Mediator to consider postponing the mediation discussed above until after these hearings and the U.S. Court’s decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he was postponing the initial procedural meeting to a date to be determined after the U.S. Court releases its decision. The U.S. Court heard the motions on October 14, 2011. On March 20, 2012, the U.S. Court granted the U.S. Debtors’ and U.S. Creditors’ Committee’s motion to dismiss these EMEA Claimants’ breach of duty of care and other fiduciary duty claims, claims of mismanagement under French law, and the contingent claims arising from the issuance of any financial support direction with respect to the U.K. pension plan. The U.S. Court declined to dismiss the remaining claims of these EMEA Claimants at this stage of the proceedings and has scheduled a hearing on August 22, 2012 to set a schedule for discovery. However, the U.S. Court noted that the arguments raised in the motions were persuasive in showing the weakness and unlikelihood of success of these claims.

Following the U.S. Court’s March 20, 2012 decision, pursuant to a letter dated March 26, 2012 from the Mediator to Mediation Parties, an introductory mediation session was held on April 24, 2012 whereby Mediation Parties had the opportunity to meet privately with the Mediator. The Mediator advised that he will continue to hold meetings with individual parties to the mediation in his efforts to work towards a resolution on allocation matters. The Mediator is posting updates of a general nature regarding the mediation, as appropriate, on a website at www.nortelmediation.com. The content of this website is not a part of this report.

On June 19, 2012, Nortel, NNL, and certain other Nortel entities including NNI, NNUK and NNSA entered into an Allocation Settlement Agreement (the “4th Estate Agreement”) with Nortel entities in the Asia Pacific and CALA regions (“4th Estate Entities”) providing for, among other matters, a final allocation to the 4th Estate Entities from the sale proceeds of Nortel’s businesses. Under the terms of the 4th Estate Agreement, a total of $45 from the sale proceeds held in escrow will be allocated among the 4th Estate Entities that participated in the various global business sales. The 4th Estate Agreement further provides for acknowledgement and agreement on inter-company payables and receivables among the 4th Estate Entities as well as between the 4th Estate Entities and other Nortel entities party to the 4th Estate Agreement, as at a certain date. The 4th Estate Agreement was subject to court approvals in Canada and the U.S, which approvals were obtained on July 11, 2012 at a joint hearing. The 4th Estate Agreement closed on August 7, 2012.

The 4th Estate Agreement will enable the 4th Estate Entities to commence liquidation proceedings in their respective jurisdictions, as part of Nortel’s global wind down. The 4th Estate Entities have no further claim to the sale proceeds held in escrow and are no longer a party to the mediation described above.

Developments in the Creditor Protection Proceedings

Since the filing of Nortel’s 2011 Annual Report, in addition to the matters described above, the following are the material developments in the sales of its assets and in the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended from time to time and most recently to October 31, 2012 and is subject to further extensions by the Canadian Court.

On July 27, 2012, the Canadian Court approved a claims process with regard to inter-company claims by the 4th Estate Entities and other non-filed subsidiaries, but excluding the EMEA Debtors, U.S. Debtors and certain non-filed subsidiaries of the U.S. Debtors, against the Canadian Debtors as at September 30, 2011. Further, the Canadian Court confirmed that the claims of the 4th Estate Entities against the Canadian Debtors are as specified in the 4th Estate Agreement and barred any further claims of these entities against the Canadian Debtors. The bar date, to the extent applicable, for this claims process is September 7, 2012. The Canadian Debtors sought these orders so that they may achieve certainty regarding claims that may be asserted by certain of their affiliates not subject to prior inter-company claims processes.

Chapter 11 Proceedings

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and long-term disability (“LTD”) benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. On June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S. Trustee to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 22, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of LTD employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. LTD benefits. On August 2, 2011, the U.S. Trustee appointed the members of these committees. Upon the motion of the U.S. Debtors dated March 28, 2012, on April 18, 2012, the U.S. Court appointed a neutral mediator to mediate discussions between the U.S Debtors, the U.S. Creditors’ Committee, the Bondholder Group and the retiree and LTD committees regarding a future modification or termination of U.S. retiree and LTD benefits. On July 30, 2012, the U.S. Debtors filed motions for authorization to terminate the U.S. retiree benefits, LTD Benefits and employment of the LTD employees. Hearings in the termination motions are scheduled for early November 2012.

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

On April 4, 2012, the Canadian Court approved a further sale agreement that NNL and NNTC had entered into with Bell Aliant Regional Communications, Limited Partnership (“Bell Aliant”) for the sale of rights in certain small number of Nortel’s IP Addresses, which sale closed on April 5, 2012. On May 7, 2012, the Canadian Court approved a further sale agreement between Nortel and Vodafone Americas Inc. for the sale of rights of certain Nortel’s IP Addresses which sale closed on May 15, 2012. All proceeds from these sales have been deposited into NNL’s single purpose bank account, and have been included in non-current restricted cash. Similar to the earlier sales described above, the financial and other terms of these two sale agreements, including the cash purchase price and the IP Addresses included in the sales, were sealed by order of the Canadian Court for the reasons set out above. Nortel continues to seek buyers for the remainder of its IP Addresses.

Other Developments

Under the CCAA Proceedings, the Canadian Debtors filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any environmental remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such environmental remediation be subject to the court approved claims process under the CCAA Proceedings. Nortel brought the motion to disclaim any further obligation for such properties that are no longer owned or used by Nortel and that Nortel and its creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, NNL entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of Nortel’s environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the “MOE”) made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders were in breach of the CCAA stay. The MOE did not seek to enforce the remediation orders while the Canadian Court’s decision was outstanding and Nortel continued to undertake environmental risk assessments and remediation related tasks at those sites. On March 9, 2012, the Canadian Court issued an order granting the Canadian Debtors motion, in particular agreeing that the MOE remediation orders are stayed under the CCAA Proceedings and authorizing Nortel to cease performing any remediation activities at or in relation to the five sites, and releasing Nortel from all contractual obligations to carry out remediation requirements at such sites. The order further stipulates that any claims in relation to any current or future remediation requirements by the MOE against Nortel or its current or former directors or officers are subject to resolution and determination in accordance with the claims procedure and claims resolution orders approved by the Canadian Court on July 30, 2009 and September 16, 2010, respectively. Nortel gave notice that, pursuant to the order, it is ceasing continued environmental remediation activities and all such activity has ceased. On March 23, 2012, Her Majesty the Queen in right of Ontario as represented by the MOE served a notice of motion for leave to appeal the March 9, 2012 Canadian Court order, which leave was granted on June 22, 2012. On July 3, 2012, the MOE served its notice of appeal, which appeal is still pending and no hearing date has yet been set.

Condensed Combined Debtors Financial Statements

The financial statements contained within this note have been prepared in accordance with the guidance of ASC 852 and represent the condensed combined financial statements of the Canadian Debtors (“Debtors’ financial statements”) that are included in the unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and 2011. The condensed combined statements of operations exclude the Canadian Debtors’ interests in the results of operations of non-Debtor subsidiaries.

Intercompany Transactions

Intercompany transactions and balances with Nortel’s non-Debtor subsidiaries and affiliates have not been eliminated in the Debtors’ financial statements.

Contractual Interest Expense on Outstanding Long-Term Debt

During the three and six months ended June 30, 2012, Nortel has continued to accrue for interest expense of $88 and $175 ($80 and $159 for the three and six months ended June 30, 2011) in its normal course of operations related to debt issued by NNC and NNL in Canada and will continue to do so until it obtains a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings Nortel generally has not made and does not expect to make payments to satisfy any of the interest obligations of the Debtors. Nortel has continued to accrue interest on the $1,000 floating rate notes that matured on July 15, 2011 and on the $575 fixed rate convertible notes that matured on April 15, 2012 until it obtains a claims determination order that adjudicates the claims.

Foreign Currency Denominated Liabilities

ASC 852 requires pre-petition liabilities of the Canadian Debtors that are subject to compromise to be reported at the claim amounts expected to be allowed, even if they may be settled for lesser amounts. For foreign currency denominated liabilities, the CCAA requires allowable claims to be translated at the exchange rate in effect as of the Petition Date unless otherwise provided for in a court-approved plan. The claims process approved by the Canadian Court provides that foreign currency denominated claims must be calculated by the Canadian Monitor in Canadian dollars using a January 13, 2009 exchange rate. However, the claims process order specifically recognizes the ability of the Canadian Debtors to utilize a different exchange rate in any proposed plan. Therefore, given the impact that fixing exchange rates may have on the amounts ultimately settled, foreign currency denominated balances of Nortel entities in Canada, including Nortel’s U.S. dollar denominated debt, will not be accounted for using the Petition Date exchange rate but rather will continue to be accounted for in accordance with FASB ASC 830 “Foreign Currency Matters (“ASC 830”). To date, the Canadian Debtors have not developed any plan or proposed an alternative exchange rate and any plan would be subject to the Canadian Court’s approval.

Cash Restrictions

As a result of the Creditor Protection Proceedings, cash and cash equivalents are generally available to fund operations in particular jurisdictions, but generally are not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course post—Petition Date intercompany trade and pursuant to specific agreements approved by the Canadian Court.

Proceeds from the various business and asset divestitures, as discussed above, are being held in escrow until the applicable jurisdictions can determine the proceeds allocations and are not available to fund operations.

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

CONDENSED COMBINED STATEMENTS OF OPERATIONS

(Millions of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Third party	$—	$—	$—	$—
Non-Debtors subsidiaries	—	—	—	1

Total revenues	—	—	—	1
Cost of revenues:
Third party	—	1	—	6
Non-Debtors subsidiaries	—	—	—	1

Total cost of revenues	—	1	—	7

Gross loss	—	(1)	—	(6)
Selling, general and administrative expense	21	40	41	70
Other operating income —net	—	(16)	—	(33)

Operating loss	(21)	(25)	(41)	(43)
Other income (expense)—net	4	8	(5)	3
Interest expense	(86)	(79)	(172)	(158)

Loss from operations before reorganization items and income taxes	(103)	(96)	(218)	(198)
Reorganization items—net	(8)	(18)	55	(12)

Loss from operations before income taxes	(111)	(114)	(163)	(210)
Income tax benefit (expense)	—	—	—	—

Net loss attributable to Debtors including noncontrolling interests	(111)	(114)	(163)	(210)
Income attributable to noncontrolling interests	(3)	(3)	(6)	(6)

Net loss attributable to Debtors	$(114)	$(117)	$(169)	$(216)

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009 — note 2)

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

CONDENSED COMBINED BALANCE SHEETS

(Millions of U.S. Dollars)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$265	$306
Restricted cash and cash equivalents	57	59
Accounts receivable—net:
Third parties	3	12
Non-Debtors subsidiaries	389	387
U.S. Debtors subsidiaries	80	93
EMEA Debtors subsidiaries	9	9
Other current assets	27	30

Total current assets	830	896
Restricted cash and cash equivalents	7,566	7,479
Investments in non-Debtors / Debtors subsidiaries	62	62
Other assets	44	50

Total assets	$8,502	$8,487

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Trade and other accounts payable:
Third parties	$—	$2
Non-Debtors subsidiaries	141	134
U.S. Debtors subsidiaries	—	18
EMEA Debtors subsidiaries	10	10
Payroll and benefit-related liabilities	4	13
Other accrued liabilities	4	6

Total current liabilities	159	183
Long-term liabilities
Deferred income taxes—net	6	7
Other liabilities	—	7

Total long-term liabilities	6	14
Liabilities subject to compromise	11,729	11,561

Total liabilities	11,894	11,758

SHAREHOLDERS’ DEFICIT
Total shareholders’ deficit of Debtors	(3,967)	(3,840)
Noncontrolling interests in Debtors	575	569

Total shareholders’ deficit	(3,392)	(3,271)

Total liabilities and shareholders’ deficit	$8,502	$8,487

NORTEL NETWORKS CORPORATION

(Under Creditor Protection Proceedings as of January 14, 2009—note 2)

Notes to Condensed Consolidated Financial Statements (unaudited) – (Continued)

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

(Millions of U.S. Dollars)

	Six Months Ended June 30,
	2012	2011
Cash flows from (used in) operating activities
Net loss attributable to Debtors	$(169)	$(216)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Reorganization items—net	(84)	(38)
Other adjustments (a)	211	302

Net cash from (used in) operating activities	(42)	48

Cash flows from (used in) investing activities
Change in restricted cash and cash equivalents	(85)	(153)
Proceeds from the sales of investments, businesses and assets—net	87	55

Net cash from (used in) investing activities	2	(98)

Cash flows from (used in) financing activities
Net cash from (used in) financing activities	—	—

Effect of foreign exchange rate changes on cash and cash equivalents	(1)	8

Net decrease in cash and cash equivalents	(41)	(42)

Cash and cash equivalents at beginning of the period	306	289

Cash and cash equivalents at end of the period	$265	$247

(a)	The operating section of the condensed combined statements of cash flows has been presented on a summarized basis and, as a result, Other adjustments represent all adjustments to reconcile net loss to net cash from (used in) operating activities, with the exception of Reorganization items—net.

3. Accounting changes

(a) Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-5”), effective for interim periods and years beginning after December 15, 2011. The issuance of ASU 2011-5 is intended to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-5 supersedes the presentation options in ASC Topic 220 and facilitates convergence of U.S. GAAP and International Financial Reporting Standards by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requiring that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an ASU to indefinitely defer the effective date of the provision pertaining only to the presentation of reclassification adjustments out of accumulated Other Comprehensive Income (“OCI”) and reinstated the previous requirements to present reclassification adjustments either on the face of the statement in which OCI is reported or to disclose them in a note to the financial statements. Amendments to comprehensive income should be applied retrospectively and become effective for public entities for interim and annual periods beginning after December 15, 2011 with early adoption permitted. Nortel has historically disclosed comprehensive income in a separate note in its unaudited condensed consolidated interim financial statements, therefore the adoption of ASU 2011-05 has resulted in the inclusion of a separate statement in the financial statements, directly after condensed consolidated balance sheet, rather than in the notes to the financial statements.

4. Reorganization items—net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Professional fees (a)	$(10)	$(21)	$(21)	$(39)
Interest income (b)	3	3	7	6
Employee incentive plans (c)	(1)	(4)	(5)	(13)
Pension, post-retirement and post-employment plans (d)	—	—	—	14
Gain on divestitures—net (e)	9	37	87	55
Settlements (f)	(7)	—	(6)	—
Other—net (g)	—	(8)	—	(12)

Total reorganization items—net	$(6)	$7	$62	$11

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.

(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(d)	Includes amounts related to the settlement agreement with former and disabled Canadian employee representatives and the termination of the Nortel Networks Supplementary Executive Retirement Plan (“SERP”) defined benefit plan. See note 9.
(e)	Relates to the gains on various divestitures, including escrow releases (net of direct and incremental costs). See note 2.
(f)	Relates to adjustments to expected allowed claim amounts.
(g)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Nortel received $61 relating to reorganization items—net in the six months ended June 30, 2012, attributable to $87 received from various divestitures and $7 for interest income, partially offset by $19 paid for professional fees and $14 paid for employee incentive plans.

Nortel received $57 relating to reorganization items in the six months ended June 30, 2011, attributable to $106 received for various divestitures and $6 for interest income, partially offset by $36 paid for professional fees, $3 paid for claims settlements and $16 paid for employee incentive plans.

See the unaudited condensed consolidated statements of cash flows for the non-cash portion of reorganization items, inclusive of gains reported on divestitures.

5. Condensed consolidated financial statement details

The following tables provide details of selected items presented in the unaudited condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2012 and 2011, and the unaudited condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Condensed consolidated statements of operations

Other operating income—net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Royalty license income—net	$—	$—	$—	$(1)
Billings under TSAs	—	(19)	—	(44)
Other—net	—	1	(1)	3

Other operating income—net	$—	$(18)	$(1)	$(42)

Other income (expense) — net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental income	$—	$1	$—	$2
Gain on sale and impairment of investments - net	—	1	—	1
Currency exchange gain (loss)—net	(8)	10	(14)	—
Other—net	—	(3)	(4)	(6)

Other income (expense)—net	$(8)	$9	$(18)	$(3)

Condensed consolidated balance sheets

Accounts receivable — net:

	June 30, 2012	December 31, 2011
Trade and other receivables (a)	$176	$193
Less: provisions for doubtful accounts	(17)	(19)

Accounts receivable—net	$159	$174

(a)	Includes $141 and $155 as of June 30, 2012 and December 31, 2011, respectively, related to net accounts receivable from subsidiaries accounted for under the cost method, where settlement will occur as part of a plan of reorganization under the Creditor Protection Proceedings.

Other current assets:

	June 30, 2012	December 31, 2011
Prepaid expenses	$21	$16
Income taxes recoverable	17	26
Other	33	37

Other current assets	$71	$79

Plant and equipment — net:

	June 30, 2012	December 31, 2011
Cost:
Buildings	$1	$1
Machinery and equipment	88	91

	89	92

Less accumulated depreciation:
Buildings	(1)	(1)
Machinery and equipment	(88)	(91)

	(89)	(92)

Plant and equipment—net	$—	$—

Other assets:

	June 30, 2012	December 31, 2011
Debt issuance costs	$20	$24
Other	21	28

Other assets	$41	$52

Other accrued liabilities:

	June 30, 2012	December 31, 2011
Outsourcing and selling, general and administrative related provisions	$3	$5
Income taxes payable	8	2
Other	2	11

Other accrued liabilities	$13	$18

Other liabilities:

	June 30, 2012	December 31, 2011
Tax uncertainties	$8	$9
Other long-term provisions	—	8

Other liabilities	$8	$17

Condensed consolidated statements of cash flows

Change in operating assets and liabilities — net:

	Six Months Ended June 30,
	2012	2011
Accounts and other receivables—net	$15	$44
Deferred costs	—	4
Income taxes	15	(1)
Trade and other payables	(27)	(24)
Payroll, accrued and contractual liabilities	164	226

Deferred revenue	—	(9)
Advance billings in excess of revenues recognized to date on contracts	—	(2)
Other Change in operating assets and liabilities (a)	(5)	28

	$162	$266

(a)	The changes in liability amounts noted above include obligations that are subject to compromise, consistent with their designation as of, and subsequent to, the Petition Date.

Taxes and reorganization items paid (received):

	Six Months Ended June 30,
	2012	2011
Cash taxes paid (received)—net	$(3)	$3
Net receipts from reorganization items (note 4)	$(61)	$(57)

6. Pre-Petition Date cost reduction plans

As a result of the Creditor Protection Proceedings, Nortel ceased taking any further actions under the previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans have been accounted for under such plans. Nortel’s contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays disclosed below relating to contract settlement and lease costs are subject to change. As well, Nortel is not following its pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

During the three and six months ended June 30, 2012 and 2011, charges related to Nortel’s pre-Petition Date cost reduction plans were immaterial. As of June 30, 2012, the pre-petition cost reduction provision of $33 represents $23 of accrued severance claims for former employees and $10 in contract settlement and lease costs. As of December 31, 2011, the pre-petition cost reduction provision was $34.

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

Workforce Reduction Activities

Three and six months ended June 30, 2012

For the three and six months ended June 30, 2012, approximately $2 and $6, respectively, of the total charges relating to the net workforce reduction of 41 and 92 positions, respectively, were incurred. As Nortel continues to progress through the Creditor Protection Proceedings, Nortel expects to incur charges and cash outlays related to workforce and other cost reduction strategies.

Three and six months ended June 30, 2011

For the three and six months ended June 30, 2011, approximately $6 and $10, respectively, of the total charges relating to the net workforce reduction of 259 and 345 positions, respectively, were incurred as of June 30, 2011, which substantially completes the workforce and other cost reduction strategies discussed above.

During the six months ended June 30, 2012, changes to the workforce provision balances were as follows:

Provision balance as of December 31, 2011	$140
Other charges	6
Cash drawdowns	—
Foreign exchange and other adjustments	(2)

Provision balance as of June 30, 2012 (a)	$144

(a)	Included in liabilities subject to compromise.

Other Cost Reduction Activities

During the three and six months ended June 30, 2012, Nortel’s real estate cost reduction activities resulted in charges of $3 and $3, respectively. During the three and six months ended June 30, 2011, Nortel’s real estate cost reduction charges were nil.

As of June 30, 2012, Nortel’s real estate and other cost reduction balances were approximately $9, which are classified as subject to compromise. As of December 31, 2011, Nortel’s real estate and other cost reduction balances were approximately $6, which are classified as subject to compromise.

8. Income taxes

During the six months ended June 30, 2012, Nortel recorded a tax expense of $7 on loss from operations before income taxes of $180. The tax expense of $7 was comprised of $6 resulting from taxes on earnings in Asia, $1 of other taxes including withholding taxes, and $1 resulting from a provision for actual tax adjustments to the prior year balances, partially offset by decreases in uncertain tax positions of $1.

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

During the six months ended June 30, 2011, Nortel recorded a tax expense of $1 on loss from operations before income taxes of $206. The tax expense of $1 was comprised of $3 resulting from taxes on earnings in Asia, offset by a recovery of $2 relating to changes in uncertain tax positions.

As of June 30, 2012, Nortel’s net deferred tax liabilities were $6, representing the accrual of deferred tax liabilities associated with the expected withholding taxes relating to investments in CALA and Asia. There is significant uncertainty concerning the forecasted income or loss for 2012 and beyond and the uncertainty concerning the estimated final proceeds allocation by jurisdiction, and thus this significant negative evidence outweighs any positive evidence that may exist. Therefore, Nortel has concluded that a full valuation allowance continues to be necessary against Nortel’s deferred tax assets in all jurisdictions as of June 30, 2012.

Nortel had approximately $1,477 and $1,487 of total gross unrecognized tax benefits as of June 30, 2012 and December 31, 2011, respectively. Of the total gross unrecognized tax benefits of $1,477, $10 represented the amount of unrecognized tax benefits, net of valuation allowance that would favorably affect the effective income tax rate in future periods, if recognized. The net decrease of $10 since December 31, 2011 resulted from $9 due to changes to foreign exchange rates, and a decrease in a prior year uncertain position of $1.

Nortel recognized interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2012, Nortel recovered $1 related to interest, penalties and foreign exchange losses. Nortel has accrued approximately $6 and $7 for the payment of interest and penalties as of June 30, 2012 and December 31, 2011, respectively.

Nortel believes it is reasonably possible that its gross unrecognized tax benefit will decrease by $1,375 during the twelve months ending June 30, 2013, of which $636 relates to the deductibility of legal settlement expenses and $739 relates to investment tax credits with the resulting impact being the expiry of unutilized non capital losses from prior years.

9. Employee benefit plans

Plan Description

Nortel maintains various investment plans covering substantially all of its employees, and acts as the plan sponsor for its defined benefit and defined contribution plans. Below is a list of relevant plans discussed in this note and their status as of June 30, 2012 and the basis for which they are being accounted for as of June 30, 2012. Note that although these plans represent Nortel’s major retirement plans, Nortel also has smaller pension plan arrangements in other countries.

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

Wind-up Order of the Canadian Funded Pension Plans

On March 8, 2011, the Ontario Superintendent of Financial Services ordered the wind-up of the Nortel Networks Limited Managerial and Non-Negotiated Pension Plan and the Nortel Networks Negotiated Pension Plan (collectively, the “Canadian Pension Plans”) with an effective date of October 1, 2010. Nortel’s net pension liability for the Canadian Pension Plans is based on the pension assets and liabilities as of this wind-up date. As such, the 2012 and 2011 pension expense for the Canadian Pension Plans was limited to the amortization of accumulated other comprehensive income. As a result of this order, Nortel remeasured the pension obligations under the plans in the first quarter of 2011 using wind-up assumptions as of the effective date, resulting in a reduction to pension liabilities and OCI of $96. The settlement process for the Canadian Pension Plans has not been finalized, and as such the assumptions used to calculate the Canadian Pension Plans’ pension obligations could be subject to change. There were no advancements in the settlement process for the Canadian Pension Plans during the six months ended June 30, 2012, which would require an adjustment to the carrying amount of the liability.

Pension Benefits

The following details the net pension expense for the defined benefit plans for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pension expense:
Interest cost	$—	$1	$—	$2
Amortization of net losses	11	13	22	26

Net pension expense	$11	$14	$22	$28

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

The following table provides a summary of Nortel’s guarantees as of June 30, 2012:

	Carrying Amount	Maximum Potential
	of Liability	Liability(p)
Business sale and business combination agreements
Third party claims (a)	$1	$4
Specified annual sales volume (b)	9	9
Intellectual property indemnification obligation (c)	—	NQ
Lease agreements (d)	—	7
Receivable securitization (e)	—	NQ
Other indemnification agreements
EDC Support Facility (f)	20	20
Global Class Action Settlement (g)	—	NQ
Sale lease-back (h)	—	4
Bankruptcy (i)	—	1
Real estate residual value guarantee (j)	21	21
Environmental indemnifications (k)	8	NQ
U.K. Defined Benefit Plan guarantee (l)
Funding guarantee	520	NQ
Insolvency guarantee	150	150
U.S. debt guarantee (m)	150	NQ
NNL lease guarantees (n)	126	NQ
NNL grant guarantee (o)	7	7

Total	$1,012	$223

(a)	Includes guarantees in connection with agreements for the sale of all or portions of an investment or a Nortel business, including certain discontinued operations and guarantees related to the escrow of shares as part of business combinations in prior periods. Nortel has indemnified the purchaser of an investment or a Nortel business in the event that a third party asserts a claim against the purchaser that relates to a liability retained by Nortel relating to business events occurring prior to the sale, such as tax, environmental, litigation and employment matters. In certain agreements, Nortel also indemnifies counterparties for losses incurred from litigation that may be suffered by counterparties arising under guarantees related to the escrow of shares in business combinations. Some of these types of guarantees have indefinite terms while others have specific terms extending to no later than 2012. As of June 30, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an amount has been accrued for these guarantees, based on the probability of payout and expected payout, if required.
(b)	In conjunction with the sale of a subsidiary to a third party, Nortel guaranteed to the purchaser that specified annual sales volume levels would be achieved by the business sold over a ten-year period ended March 31, 2007. Nortel’s guarantee to the purchaser was governed by the laws of the purchaser’s jurisdiction. As such, the purchaser has the right to claim such payments under the volume guarantee until January 31, 2018, under the statute of limitations of such jurisdiction. As of June 30, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(c)	Nortel has periodically entered into agreements with customers and suppliers that include intellectual property indemnification obligations that are customary in the industry. These agreements generally require Nortel to compensate the other party for certain damages and costs incurred as a result of third party intellectual property obligations arising from these transactions. These types of guarantees typically have indefinite terms; however, under some agreements, Nortel has provided specific terms extending to February 2011. As of June 30, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future.
(d)	Nortel has entered into agreements with its lessors to guarantee the lease payments of certain assignees of its facilities. Generally, these lease agreements relate to facilities Nortel vacated prior to the end of the term of its lease. These lease agreements require Nortel to make lease payments throughout the lease term if the assignee fails to make scheduled payments. Most of these lease agreements also require Nortel to pay for facility restoration costs at the end of the lease term if the assignee fails to do so. These lease agreements have expiration dates through June 2015. As of June 30, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(e)	Nortel has agreed to indemnify certain of its counterparties in certain receivables securitization transactions. Certain receivables securitization transactions include indemnifications requiring the repurchase of the receivables, under certain conditions, if the receivable is not paid by the obligor. The indemnification provisions generally expire upon the earlier of either expiration of the securitization agreements, which extended through 2009, or collection of the receivable amounts by the purchaser. As of June 30, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.

(f)	Nortel has also agreed to indemnify Export Development Canada (“EDC”) under the EDC support facility against any legal action brought against EDC that relates to the provision of support previously provided under the EDC support facility. Approximately $20 has been paid to third party beneficiaries by EDC under guarantees supporting Nortel performance obligations. Nortel has reimbursement obligations to EDC for such payments. As of June 30, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so during the pendency of the Creditor Protection Proceedings.
(g)	On March 17, 2006, in connection with the agreements to settle two significant U.S. and all but one Canadian class action lawsuits, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts (“Global Class Action Settlement”), Nortel announced that it had reached an agreement with the lead plaintiffs on the related insurance and corporate governance matters, including Nortel’s insurers agreeing to pay $229 in cash towards the settlement and Nortel agreeing with its insurers to certain indemnification obligations. Nortel believes that it is unlikely that these indemnification obligations will materially increase its total cash payment obligations under the Global Class Action Settlement. As of June 30, 2012, Nortel has not made any significant payments to settle such obligations.
(h)	On June 27, 2007, NNL entered into a sale lease-back agreement where it agreed to provide an indemnity to the purchaser with respect to union and employee termination matters. The sale agreement requires NNL to compensate the purchaser for any costs in the event that NNL fails to effectively satisfy termination obligations to union employees; if a reinstatement application is brought by the union or non-union employees; or if the purchaser is required to re-hire selected union employees. The indemnification provision expires upon the retirement of the last former employee. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(i)	On February 28, 2008, NNL entered into a guarantee agreement in which it agreed to repay to the bankruptcy estate of a certain debtor, any interim dividends paid from the bankruptcy estate that NNL is not entitled to in the event that a creditor steps forward with a claim that requires a re-distribution of funds between the creditors. The nature of the indemnification prevents Nortel from making a reasonable estimate of the maximum term of the indemnification. As of June 30, 2012, Nortel has not made any payments to settle such obligations and does not expect to do so in the future. However, an immaterial amount has been accrued for this liability, based on the probability of payout and expected payout, if required.
(j)	On July 15, 1999, NNL entered into a guarantee and sales agency agreement whereby it agreed to provide the landlord of a property a residual value guarantee upon the termination of the related property lease. The amount of the guarantee became fixed upon termination of the lease on the property as of June 30, 2010.
(k)	Nortel has agreed to provide an indemnity to the purchasers of certain properties with respect to certain environmental matters. An estimated amount has been accrued for this liability, based on the probability of payout and expected payout, if required, which amount has been classified as liability subject to compromise. Certain purchasers of its certain properties have filed claims related to the environmental matters for an amount of $188, which amount continues to be assessed by the Canadian Debtors. To the extent that the claim is finalized in the future, the provision will be adjusted.
(l)	NNL has irrevocably and unconditionally guaranteed NNUK’s punctual performance of certain payment obligations under the U.K. defined benefit pension plan funding agreement (“Pension Guarantee”). Pursuant to a further guarantee agreement NNL has guaranteed NNUK’s payment obligations arising upon the wind-up, dissolution or liquidation of NNUK and consequent windup of such plan to the lesser of (a) $150 and (b) the amount of the plan’s buy out deficit. Nortel has recorded liabilities of $520 and $150 for the Pension Guarantee and the further guarantee, respectively, representing Nortel’s current assumption of the expected claim amount in accordance with ASC 852 in relation to each claim. The Pensions Regulator and Trustee of the Plan have filed a claim related to the Pension Guarantee for an amount of $810 and related to the further guarantee of $150. To the extent that more reliable information becomes available in the future indicates a difference from the recognized amounts, the provision will be adjusted.
(m)	NNL has unconditionally guaranteed $150 debt obligation of NNCC an indirect wholly owned finance subsidiary of NNI. Nortel has recorded a corresponding liability of $150 for this guarantee. Nortel has not accrued interest related to this debt obligation on the basis it does not believe it will be an allowed claim.
(n)	NNL has guaranteed the contractual obligations under the lease agreements entered into by certain of its U.S. Subsidiaries and EMEA Subsidiaries. These guarantees require NNL to make all lease payments required pursuant to the lease terms if and when a subsidiary fails to make required payments. The current recorded amount of claims filed by the landlords of the properties related to these guarantees total $192, which amount continues to be assessed by the Canadian Debtors. The maximum potential liability is subject to the ongoing real estate claims process.
(o)	NNL has guaranteed certain grants provided by the Industrial Development Agency of Ireland to NNIL to support in-country research and development activities. Nortel has recorded a liability of $7, representing the claim amount in accordance with ASC 852.
(p)	The nature of some guarantees and indemnification arrangements generally prevents Nortel from making a reasonable estimate of the maximum potential amount it could be required to pay under such agreements. For this reason, no amount has been included in the disclosure in these circumstances and such items have been denoted as non-quantifiable (NQ).

11. Fair Value

FASB ASC 820 “Fair Value Measurement and Disclosures” (“ASC 820”) defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. ASC 820, among other things, requires Nortel to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Determination of fair value

When available, Nortel uses quoted market prices to determine fair value of items classified in Level 1 of the fair value hierarchy, more specifically Nortel’s long-term debt including liabilities subject to compromise.

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

The following table sets forth the maximum potential amount of future payments under bid, performance-related and other bonds, net of the corresponding restricted cash and cash equivalents:

	June 30, 2012	December 31, 2011
Bid and performance-related bonds (a)	$—	$3
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$—	$3

(a)	Net of restricted cash and cash equivalent amounts of $5 and $6 as of June 30, 2012 and December 31, 2011, respectively.
(b)	Net of restricted cash and cash equivalent amounts of nil and $1 as of June 30, 2012 and December 31, 2011, respectively.

13. Loss per common share

The following table details the weighted-average number of NNC common shares outstanding for the purposes of computing basic and diluted loss per common share for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012 (a)	2011 (a)	2012 (a)	2011 (a)
	Number of common shares in millions;		Number of common shares in millions;
Net loss attributable to Nortel Networks Corporation	$(131)	$(115)	$(194)	$(220)
Basic weighted-average shares outstanding:
Issued and outstanding	499	499	499	499
Weighted-average shares dilution adjustments:
1.75% Convertible Senior Notes	—	—	—	—
2.125% Convertible Senior Notes	—	—	—	—

Diluted weighted-average shares outstanding	499	499	499	499

Weighted-average shares dilution adjustments—exclusions
1.75% Convertible Senior Notes	18	18	18	18
2.125% Convertible Senior Notes	18	18	18	18
Basic and diluted loss per common share:	$(0.26)	$(0.23)	$(0.39)	$(0.44)

(a)	As a result of the net loss for the three and six months ended June 30, 2012 and 2011, all potential dilutive securities in these periods are considered anti-dilutive.

14. Shareholder’s deficit

The following are the changes in shareholders’ deficit during the six months ended June 30, 2012:

	NNC Common Shares	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Non-controlling Interests	Total
Balance as of December 31, 2011	$35,604	$3,597	$(42,406)	$(143)	$639	$(2,709)
Net loss	—	—	(194)	—	7	(187)
Foreign currency translation adjustment	—	—	—	22	—	22
Unamortized pension and post-retirement actuarial losses and prior service cost—net	—	—	—	17	—	17
Other	—	—	—	—	(9)	(9)

Balance as of June 30, 2012	$35,604	$3,597	$(42,600)	$(104)	$637	$(2,866)

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

Liabilities subject to compromise consist of the following:

	June 30, 2012	December 31, 2011
Trade and other accounts payable	$167	$164
Payable to U.S. Subsidiaries	2,151	2,151
Restructuring liabilities	186	180
Long-term debt	4,035	4,042
U.S. debt guarantee (note 10)	150	150
Interest on long-term debt	1,193	1,018
Notes payable	176	175
Pension obligations	1,548	1,557
Post-retirement obligations other than pensions	564	578
U.K. pension guarantees (note 10)	670	665
EDC support facility (note 10)	20	20
NNL lease guarantees (note 10)	126	125
Real estate residual value guarantee (note 10)	21	22
NNL grant guarantee (note 10)	7	7
Environmental liabilities (note 10)	8	—
Liabilities of discontinued operations (a)	34	34
Other accrued liabilities	53	51

Total liabilities subject to compromise	$11,109	$10,939

(a)	Relates to pre-petition liabilities of the Enterprise Solutions business, which were classified as discontinued operations in 2009.

As of June 30, 2012, the Canadian Debtors have received approximately 1,065 claims asserting approximately $29,503 (calculated utilizing exchange rates as of the petition date for presentation purposes) in aggregate outstanding liquidated claims (excluding EMEA, employee compensation and other intercompany claims). Some of these claims are unliquidated and are therefore not reflected in the aggregate claim amount above. The Canadian Debtors continue to investigate differences between the claim amounts filed by creditors and claim amounts determined by the Canadian Debtors. Certain claims filed may be duplicative (particularly given the multiple jurisdictions and Canadian Debtors involved in the Creditor Protection Proceedings), based on contingencies that have not occurred, or may be otherwise overstated, and would therefore be subject to revision or disallowance. Nortel believes the variance between total claims and total liabilities subject to compromise is primarily related to duplicative claims. The determination of Nortel’s liabilities subject to compromise considers these factors, and these liabilities are subject to change as a result of the ongoing investigation by the Canadian Debtors of filed proofs of claim. A number of proofs of claim, for which Nortel has not accrued any amount or accrued significantly less than the amounts in the proofs of claim, continue to be reviewed by the Canadian Debtors and may result in significant changes in future periods once these reviews are complete.

An additional approximate 14,000 claims related to the employee compensation claims process totaling CAD$1.06 billion have been received by the Canadian Debtors.

As of June 30, 2012, the Canadian Debtors have resolved 739 claims, reducing the aggregate amount claimed against the Canadian Debtors by approximately $7,224. Although the Canadian Court has established a bar date, subject to certain excluded claims, by which certain proofs of claim against the relevant Canadian Debtors were required to be filed if the claimants were to receive any distribution under the Creditor Protection Proceedings, certain further claims may be permitted. In addition, the Canadian Debtors anticipate that additional proofs of claim will be the subject of future objections as such proofs of claim are reconciled. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time.

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

The Pensions Regulator Financial Support Directions

According to various claims filed by the trustee of the U.K. defined benefit pension plan and the PPF against certain Debtors, the U.K. defined benefit pension plan had a purported deficit estimated (on a buy-out basis) of £2,100 or $3,300 as at January 2009. In January 2010, the Pensions Regulator, purporting to act under the Pensions Act 2004 (U.K.) (“U.K. Statute”) issued a “warning notice” (“Warning Notice”) to certain Nortel entities, including, among others, the Canadian Debtors and the U.S. Debtors. The Pensions Regulator is a statutory agency charged with responsibility for regulating the operations and administration of occupational pension schemes in the U.K., such as the U.K. defined benefit pension plan. The Warning Notice is the first step in a process set forth under the U.K. Statute to enable the Pensions Regulator to issue a financial support direction (“FSD”) under the U.K. Statute directing affiliates of NNUK to provide financial support to eliminate the purported deficit. If a company to which a FSD is issued fails to comply with it, the Pensions Regulator may issue a contribution notice (“Contribution Notice”) to any one or more persons to whom the FSD was addressed stating that the person is liable to pay to the trustees of the pension scheme the sum specified in the Contribution Notice, where the Pensions Regulator considers it reasonable to impose the liability on the person to pay the specified sum. The sum specified may be the whole or a portion of the actual or estimated deficit of the pension scheme. In the Warning Notice, the Pensions Regulator identified certain Nortel entities, including, among others, NNC, NNL, NNI and NNCI, as targets of a procedure before the determinations panel of the Pensions Regulator (“Determinations Panel”) to determine whether to issue a FSD (“U.K. Pension Proceeding”). On February 26, 2010, the Canadian Debtors obtained an order of the Canadian Court, which included, among other things, (i) a declaration that the purported commencement of proceedings and exercise of rights by the Pensions Regulator breaches the Initial Order; and (ii) a declaration that any result obtained in the U.K. in breach of the stay under the CCAA Proceedings would not be recognized in the Canadian claims process. Also on February 26, 2010, the U.S. Debtors obtained an order of the U.S. Court enforcing the automatic stay under the U.S. Bankruptcy Code against the trustee of the U.K. defined benefit pension plan (“U.K. Pension Trustee”) and the PPF, which is fully applicable to the U.K. Pension Trustee’s and PPF’s participation against the U.S. Debtors in the U.K. Pension Proceeding. In addition, the order of the U.S. Court provided that with respect to the U.S. Debtors, such proceedings are deemed void and without force or effect. The Pensions Regulator appealed the decision of the Canadian Court which appeal was heard and dismissed on June 16, 2010, by the Ontario Court of Appeal. The Pensions Regulator submitted an application for leave to appeal the decision of the Ontario Court of Appeal to the Supreme Court of Canada, which application was dismissed on January 27, 2011. In addition, the U.K. Pension Trustee brought a motion before the Canadian Court to have the stay lifted, to allow the U.K. Pension Proceeding to go forward as a “permitted proceeding”, which motion was initially set for hearing on May 31, 2010, but was subsequently adjourned without date on the consent of all interested parties. The U.K. Pension Trustee and the PPF also appealed the decision of the U.S. Court enforcing the stay. That appeal was denied by the U.S. Court of Appeals for the Third Circuit (“U.S. Appeals Court”) on December 29, 2011 and on January 24, 2012 the U.S. Appeals Court denied a petition by the U.K. Pension Trustee and the PPF for a rehearing of the appeal. On April 20, 2012, the U.K. Pension Trustee and the PPF filed a petition for certiorari with the Supreme Court of the United States, requesting review of the U.S. Appeals Court’s December 29, 2011 decision, which was denied on June 25, 2012. The U.S. Debtors filed an objection to the claims and motion for a more definitive statement of claim on June 11, 2012. The U.S. Bankruptcy Court granted the motion on July 11, 2012, and ordered that the U.K. Pension Trustee and the PPF file a more definitive statement of their claims on or before September 5, 2012. Notwithstanding the orders of the Canadian Court and the U.S. Court and the dismissal of the Pension Regulator’s appeal by the Ontario Court of Appeal, the FSD proceedings commenced in the U.K. on June 2, 2010, and on June 25, 2010, the Determinations Panel issued a determination notice (“Determination Notice”) indicating that a FSD would be issued against certain Debtors including, among others, NNC, NNL, NNI and NNCI. On April 1, 2011, the Determinations Panel issued FSDs to NNC, NNL, NNI and NNCI requiring each of them to secure that financial support be put in place for the U.K. defined benefit pension plan within six calendar months of the date of the FSDs. The other Debtors that received the Determination Notice have exercised their right under the U.K. Statute to refer the Determinations Panel’s determination to the Pensions Regulator Tribunal established under the U.K. Statute for a further determination of the matter. Nortel is of the view that the Determination Notice and the FSD issued to NNC, NNL, NNI and NNCI are null and void given the court decisions noted above.

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

Environmental matters

Nortel is exposed to liabilities and compliance costs arising from its past generation, management and disposal of hazardous substances and wastes. As of June 30, 2012, accruals for environmental matters were $8 and have been recorded in liabilities subject to compromise. At December 31, 2011, Nortel had remedial activities under way at five sites that are either currently or previously owned. On March 19, 2012, the Canadian Court issued an order that, among other things, authorized Nortel to cease performing any remediation activities at or in relation to the five sites. See note 2 for further information on this order.

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

As used herein: “Bondholder Group” means a group purporting to hold a portion of our publicly traded debt; “Canadian Monitor” means Ernst & Young Inc. as court-appointed monitor in the CCAA Proceedings; “Debtors” means: (i) us, together with our principal operating subsidiary Nortel Networks Limited (NNL) and certain other Canadian subsidiaries (collectively, Canadian Debtors) that filed for creditor protection pursuant to the provisions of the CCAA in the Ontario Superior Court of Justice (Canadian Court); (ii) Nortel Networks Inc. (NNI), Nortel Networks Capital Corporation (NNCC) and certain other U.S. subsidiaries (collectively, U.S. Debtors) that have filed voluntary petitions under Chapter 11 in the U.S. Court; (iii) certain Europe, Middle East and Africa (EMEA) subsidiaries that made consequential filings under the Insolvency Act 1986 in the High Court of England and Wales (English Court) (including NNSA) and certain Israeli subsidiaries (collectively, Israeli Debtors) that made consequential filings under the Israeli Companies Law 1999 in the District Court of Tel Aviv (collectively, EMEA Debtors); “French Liquidator” means the liquidator appointed by the Versailles Commercial Court in secondary insolvency proceedings commenced by Nortel Networks SA in France; “U.K. Administrators” means, collectively, a representative of Ernst & Young LLP (in the U.K.) and a representative of Ernst & Young Chartered Accountants (in Ireland) as court-appointed joint administrators of Nortel Networks (Ireland) Ltd. (NNIL) and representatives of Ernst & Young LLP (in the U.K.) as court-appointed joint administrators of the EMEA Debtors other than NNIL; “U.S. Creditors’ Committee” means the Official Committee of Unsecured Creditors of the U.S. Debtors appointed in the Chapter 11 Proceedings; “U.S. Principal Officer” means the principal officer of the U.S. Debtors appointed in the Chapter 11 Proceedings; and “U.S. Trustee” means the United States Trustee for the District of Delaware.

For further information regarding prior developments in connection with the Creditor Protection Proceedings, refer to our 2011 Annual Report.

Discontinuance of Future Periodic Financial Reporting

On August 9, 2012, we announced that the Canadian Monitor, after taking into account several factors arising from the advanced stage of the CCAA Proceedings, has determined that the expense and resources required to comply with our and NNL’s quarterly and annual public reporting requirements can no longer be justified from the standpoint of the best interest of their creditors. Consequently, we and NNL will no longer be able to comply with our periodic reporting requirements and will discontinue preparing and filing quarterly and annual financial statements and all other periodic disclosure documents under applicable Canadian and U.S. securities laws effective as of the filing deadlines for our third quarter reporting obligations, being November 14, 2012 in the United States and November 29, 2012 in Canada.

Generally, when an issuer ceases to file its periodic disclosure documents in circumstances such as our and NNL’s, the Canadian Securities Administrators will issue orders prohibiting trading in securities of the relevant issuer effective from and after the filing deadline under Canadian securities laws (so-called cease trade orders). We and NNL will be making submissions to the Canadian Securities Administrators that cease trade orders expected to be issued in respect of our and NNL’s securities include certain permitted trading exceptions. However, there can be no assurance that the regulatory authorities will make such orders on the terms requested by us and NNL and, in particular, permit any trading exceptions.

In light of the foregoing, the directors and officers of NNC and NNL have indicated that they will step down from their positions with NNC and NNL upon the issuance of a court order under the CCAA that the Monitor will be seeking to extend its powers. Such order would allow the Monitor to exercise any powers that may be properly exercised by a board of directors and to terminate the engagement of NNC and NNL’s external auditors.

Following the third quarter 2012 filing deadlines, as a means of keeping the public informed of material developments during the remainder of the CCAA proceedings, and until otherwise determined by the Monitor, we and NNL will endeavour to continue to comply with the material change disclosure requirements under Canadian securities laws, to the extent practicable in the circumstances, and to file on SEDAR (the electronic filing system of the Canadian Securities Administrators) all court reports of the Monitor except for such reports, or portions thereof, in respect of which confidential treatment has been requested. All other continuous and current disclosure filings of NNC and NNL will be discontinued.

The materials filed in the CCAA Proceedings are also available on the Monitor’s Restructuring Document Centre at www.ey.com/ca/nortel or by contacting the Monitor directly at 1-866-942-7177. Documents filed by the U.S. Debtors with the U.S. Court including monthly operating reports and other general information about the Chapter 11 Proceedings are available at http://chapter11.epiqsystems.com/nortel. The content of these websites is not a part of this report.

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

One of the key remaining matters under the Creditor Protection Proceedings is the determination of allocation of sale proceeds among the various Nortel legal entities that participated in the sales of our businesses, which include entities subject to the respective Creditor Protection Proceedings in the different jurisdictions.

Divestiture Proceeds Received

As of June 30, 2012, approximately $7,803 in net proceeds have been generated and received through the completed sales of businesses and remaining patents and patent applications. These divestiture proceeds include the following approximate amounts:

(a)	$1,120 from the sale of substantially all of our CDMA business and LTE Access assets;

(b)	$18 from the sale of our Layer 4-7 data portfolio;

(c)	$10 from the sale of our Packet Core Assets;

(d)	$932 from the sale of substantially all of the assets of our ES business, including the shares of DiamondWare and NGS;

(e)	$638 from the sale of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses;

(f)	$79 from the sale of our North American GSM business;

(g)	$36 from the sale of our GSM business outside of North America (excluding our GSM business in CALA) and our global GSM-R business;

(h)	$156 from the sale of substantially all of our CVAS business;

(i)	$234 from the sale of NNL’s 50% plus one share interest in LGN;

(j)	$49 from the sale of substantially all of our MSS business;

(k)	$56 from the sale of substantially all of the GDNT assets (which proceeds are recorded in cash and cash equivalents);

(l)	$4,470 from the sale of our remaining patents and patent applications; and

(m)	$5 from the sale of various other business assets.

As of June 30, 2012, $7,323 of proceeds received from divestitures of businesses and remaining patents and patent applications is being held in escrow and an additional $229, representative of proceeds from the sale of LGN, is included in non-current restricted cash and cash equivalents, all of which is currently reported in NNL solely for financial reporting purposes (including with respect to any gain recorded on such divestitures). The difference between the net proceeds received and the amount in escrow at June 30, 2012 is as a result of amounts that, from time to time, have been distributed with the consent of each of the Debtors’ estates and court approvals, as applicable, from the escrow accounts to satisfy: 1) various obligations arising from the divestitures, whether through payments to third party vendors, or to reimburse the Debtors or non-consolidated subsidiaries for costs incurred, or 2) payments to the Debtors or non-consolidated subsidiaries related to settlements reached in respect of certain agreements involving proceeds allocation. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in the accompanying unaudited condensed consolidated financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. The Interim Funding and Settlement Agreement (IFSA) and the escrow agreements for sales divestiture proceeds entered into by NNL, NNI and other Nortel legal entities provide for the processes for determining the final allocation of divestiture proceeds among such entities, either through joint agreement or, failing such agreement, other dispute resolution proceedings. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in the accompanying unaudited condensed consolidated financial statements are not determinative of, and have not been accepted by any debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds. See “Allocation of Divestiture Proceeds and other Inter-Estate Matters” below for a discussion on the Allocation Settlement Agreement regarding the 4th Estate Entities, as defined below.

During the six months ended June 30, 2012, we received additional proceeds of $73 that had been held in escrow subject to the successful completion of performance obligations under the transition services agreements (TSAs) entered into in connection with the sale of substantially all of our CDMA business, LTE Access assets, and CVAS business, and our North American GSM business, all of which were recorded as gains on divestitures included in reorganization items – net. As of June 30, 2012, $24 in connection with the divestitures of substantially all of the assets of our Optical Networking and Carrier Ethernet businesses, CVAS business, and substantially all of the assets of our MSS business is currently unrecorded, a portion of which will be recognized into income subject to agreement between Nortel and each of the various buyers that obligations under the TSAs have been completed. Such amounts, when and if received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities, including the U.S. and EMEA Subsidiaries, is ultimately determined.

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

The Mediator has the authority, in consultation with the Mediation Parties, to determine the scope of the mediation, as he deems appropriate, including the issue of allocation of the sale proceeds of Nortel’s various businesses and patent portfolio, and global issues relating to allocation and claims. Participation in this mediation is mandatory. The mediation process will be terminated (i) by a declaration by the Mediator that a settlement has been reached (any such settlement would be subject to the approval of the Canadian Court and the U.S. Court, on notice to parties in interest), (ii) by a declaration by the Mediator that further efforts at mediation are no longer considered worthwhile, or (iii) for any other reason as determined by the Mediator. At the request of the U.S. Court, the commencement of the mediation was delayed pending the outcome of the October 14, 2011 hearing (discussed in more detail below).

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

On July 15 and 22, 2011, the U.S. Debtors and the U.S. Creditors’ Committee filed joint objections and motions to dismiss the claims of Nortel Networks UK Limited (NNUK), NNSA and Nortel Networks (Ireland) Limited and the French Liquidator (collectively, the EMEA Claimants). On August 3, 2011, the U.S. Court issued an order that set October 13 and 14, 2011 as the hearing dates for these motions. The order also requested the Mediator to consider postponing the mediation discussed above until after these hearings and the U.S. Court’s decision on the motions to dismiss. On August 9, 2011, the Mediator advised the parties to the mediation that he was postponing the initial procedural meeting to a date to be determined after the U.S. Court releases its decision. The U.S. Court heard the motions on October 14, 2011. On March 20, 2012, the U.S. Court granted the U.S. Debtors’ and U.S. Creditors’ Committee’s motion to dismiss these EMEA Claimants’ breach of duty of care and other fiduciary duty claims, claims of mismanagement under French law, and the contingent claims arising from the issuance of any financial support direction with respect to the U.K. Pension Plan. The U.S. Court declined to dismiss the remaining claims of these EMEA Claimants at this stage of the proceedings and has scheduled a hearing on August 22, 2012 to set a schedule for discovery. However, the U.S. Court noted that the arguments raised in the motions were persuasive in showing the weakness and unlikelihood of success of these claims.

Following the U.S. Court’s March 20, 2012 decision, pursuant to a letter dated March 26, 2012 from the Mediator to Mediation Parties, an introductory mediation session was held on April 24, 2012 whereby Mediation Parties had the opportunity to meet privately with the Mediator. The Mediator advised that he will continue to hold meetings with individual parties to the mediation in his efforts to work towards a resolution on allocation matters. The Mediator is posting updates of a general nature regarding the mediation, as appropriate, on a website at www.nortelmediation.com. The content of this website is not a part of this report.

On June 19, 2012, we, NNL, and certain other Nortel entities including NNI, NNUK and NNSA entered into an Allocation Settlement Agreement (the 4th Estate Agreement) with Nortel entities in the Asia Pacific (APAC) and CALA regions (4th Estate Entities) providing for, among other matters, a final allocation to the 4th Estate Entities from the sale proceeds of our businesses. Under the terms of the 4th Estate Agreement, a total of $45 from the sale proceeds held in escrow will be allocated among the 4th Estate Entities that participated in the various global business sales. The 4th Estate Agreement further provides for acknowledgement and agreement on inter-company payables and receivables among the 4th Estate Entities as well as between the 4th Estate Entities and other Nortel entities party to the 4th Estate Agreement, as at a certain date. The 4th Estate Agreement was subject to court approvals in Canada and the U.S, which approvals were obtained on July 11, 2012 at a joint hearing. The 4th Estate Agreement closed on August 7, 2012.

The 4th Estate Agreement will enable the 4th Estate Entities to commence liquidation proceedings in their respective jurisdictions, as part of our global wind down and another important step toward the conclusion of the Creditor Protection Proceedings. The 4th Estate Entities have no further claim to the sale proceeds held in escrow and are no longer a party to the mediation described above.

Developments in the Creditor Protection Proceedings

Since the filing of Nortel’s 2011 Annual Report, in addition to the matters described above, the following are the material developments in the sales of its assets and in the Creditor Protection Proceedings.

CCAA Proceedings

On the Petition Date, the Canadian Debtors obtained an initial order from the Canadian Court for creditor protection for 30 days, pursuant to the provisions of the CCAA, which has since been extended from time to time and most recently to October 31, 2012 and is subject to further extensions by the Canadian Court.

On July 27, 2012, the Canadian Court approved a claims process with regard to inter-company claims by the 4th Estate Entities and other non-filed subsidiaries, but excluding the EMEA Debtors, U.S. Debtors and certain non-filed subsidiaries of the U.S. Debtors, against the Canadian Debtors as at September 30, 2011. Further, the Canadian Court confirmed that the claims of the 4th Estate Entities against the Canadian Debtors are as specified in the 4th Estate Agreement and barred any further claims of these entities against the Canadian Debtors. The bar date, to the extent applicable, for this claims process is September 7, 2012. The Canadian Debtors sought these orders so that they may achieve certainty regarding claims that may be asserted by certain of their affiliates not subject to prior inter-company claims processes.

Chapter 11 Proceedings

On June 21, 2010, the U.S. Debtors filed a motion seeking to terminate certain U.S. retiree and long-term disability (LTD) benefits effective as of August 31, 2010. The U.S Debtors filed a notice of withdrawal of this motion with the U.S. Court on July 16, 2010. On June 21, 2011, upon the motion of the U.S. Debtors dated June 2, 2011, the U.S. Court entered an order directing the U.S. Trustee to establish a committee of retirees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. retiree benefits. Additionally, on June 22, 2011, the U.S. Court entered an order directing the U.S Trustee to establish a committee of LTD employees for the U.S. Debtors to consult with before undertaking any modification or termination of the U.S. LTD benefits. On August 2, 2011, the U.S. Trustee appointed the members of these committees. Upon the motion of the U.S. Debtors dated March 28, 2012, on April 18, 2012, the U.S. Court appointed a neutral mediator to mediate discussions between the U.S Debtors, the U.S. Creditors’ Committee, the Bondholder Group and the retiree and LTD committees regarding a future modification or termination of U.S. retiree and LTD benefits. On July 30, 2012, the U.S. Debtors filed motions for authorization to terminate the U.S. retiree benefits, LTD benefits and employment of the LTD employees. Hearings in the termination motions are scheduled for early November 2012.

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

On April 4, 2012, the Canadian Court approved a further sale agreement that NNL and NNTC had entered into with Bell Aliant Regional Communications, Limited Partnership (Bell Aliant) for the sale of rights in a certain small number of our IP Addresses, which sale closed on April 5, 2012. On May 7, 2012, the Canadian Court approved a further sale agreement between us and Vodafone Americas Inc. for the sale of rights of certain our IP Addresses, which sale closed on May 15, 2012. All proceeds from these sales have been deposited into NNL’s single purpose bank account, and have been included in non-current restricted cash. Similar to the earlier sales described above, the financial and other terms of these two sale agreements, including the cash purchase price and the IP Addresses included in the sales, were sealed by order of the Canadian Court for the reasons set out above. We continue to seek buyers for the remainder of our IP Addresses.

Other Developments

Under the CCAA Proceedings, the Canadian Debtors filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any environmental remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such environmental remediation be subject to the court approved claims process under the CCAA Proceedings. We brought the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, we entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of our environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the MOE) made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders were in breach of the CCAA stay. The MOE did not seek to enforce the remediation orders while the Canadian Court’s decision was outstanding and we continued to undertake environmental risk assessments and remediation related tasks at those sites. On March 9, 2012, the Canadian Court issued an order granting the Canadian Debtors motion, in particular agreeing that the MOE remediation orders are stayed under the CCAA Proceedings and authorizing us to cease performing any remediation activities at or in relation to the five sites, and releasing us from all contractual obligations to carry out remediation requirements at such sites. The order further stipulates that any claims in relation to any current or future remediation requirements by the MOE against us or our current or former directors or officers are subject to resolution and determination in accordance with the claims procedure and claims resolution orders approved by the Canadian Court on July 30, 2009 and September 16, 2010, respectively. We gave notice that, pursuant to the order, we are ceasing continued environmental remediation activities and all such activity has ceased. On March 23, 2012, Her Majesty the Queen in right of Ontario as represented by the MOE served a notice of motion for leave to appeal the March 9, 2012 Canadian Court order, which leave was granted on June 22, 2012. On July 3, 2012, the MOE served its notice of appeal, which appeal is still pending and no hearing date has yet been set.

Basis of Presentation and Going Concern Considerations

For periods ending after the Petition Date, we reflect adjustments to our financial statements in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 852 “Reorganization” (ASC 852), on the basis that we will continue as a going concern.

After consideration of the guidance available in FASB ASC 810 “Consolidation” (ASC 810) and ASC 852, the accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 have been presented on the following basis with respect to our subsidiaries:

•

the EMEA Debtors and their subsidiaries (collectively, the EMEA Subsidiaries) were accounted for under the equity method from the Petition Date up to May 31, 2010 and as an investment under the cost method of accounting thereafter;

•

the U.S. Debtors and their subsidiaries (collectively, the U.S. Subsidiaries) were accounted for as consolidated subsidiaries until September 30, 2010 and as an investment under the cost method of accounting thereafter; and

•

our other subsidiaries are consolidated throughout the periods presented consistent with the basis of accounting applied prior to the commencement of the Creditor Protection Proceedings with the exception of deconsolidated subsidiaries where there has been a deemed loss of control by us once in applicable liquidation proceedings as discussed in our 2011 Annual Report.

We continue to exercise control over most of our subsidiaries located in Canada, CALA and APAC (other than those entities that are EMEA Subsidiaries or U.S. Subsidiaries or have been placed in liquidation proceedings), and our financial statements are prepared on a consolidated basis with respect to those subsidiaries.

See note 1 to the accompanying unaudited condensed consolidated financial statements for further information on our basis of presentation and going concern considerations.

Reporting Requirements

As a result of the Creditor Protection Proceedings, we are periodically required to file various documents with and provide certain information to the Canadian Court, the U.S. Court, the English Court, the Canadian Monitor, the U.S. Creditors’ Committee, the U.S. Trustee, the U.K. Administrators and the bondholders and other stakeholders. Depending on the jurisdictions, these documents and information may include statements of financial affairs, schedules of assets and liabilities, monthly operating reports, information relating to forecasted cash flows, as well as certain other financial information. Such documents and information, to the extent they are prepared or provided by us, will be prepared and provided according to requirements of relevant legislation, subject to variation as approved by an order of the relevant court. Such documents and information may be prepared or provided on an unconsolidated, unaudited or preliminary basis, or in a format different from that used in the financial statements included in our periodic reports filed with the SEC. Accordingly, the substance and format of these documents and information may not allow meaningful comparison with our regular publicly-disclosed financial statements. Moreover, these documents and information are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

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

Results of Operations

Revenues

Revenues in the first six months of 2012 were $1 as compared to $21 in the first six months of 2011 representing a decrease of $20. The decrease was due to the sale of the MSS business.

SG&A Expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
SG&A expense	$25	$53	$(28)	(53)	$52	$91	$(39)	(43)

Selling, General and Administrative (SG&A) expense decreased to $25 in the second quarter of 2012 from $53 in the second quarter of 2011, a decrease of $28 or 53%. SG&A expense decreased to $52 in the first six months of 2012 from $91 in the first six months of 2011, a decrease of $39 or 43%. The decrease in SG&A expense was primarily due to headcount reductions and other cost reduction activities, partially offset by adjustments to provisions for doubtful accounts in respect of the recoverability of certain receivables.

Pre-Petition Date Cost Reduction Plans

In the second quarter and first six months of 2012, charges related to restructuring plans were minimal.

As a result of the Creditor Protection Proceedings, we ceased taking any further actions under our previously announced workforce and cost reduction plans as of January 14, 2009. Any revisions to actions taken up to that date under previously announced workforce and cost reduction plans have been accounted for under such plans. Our contractual obligations are subject to re-evaluation in connection with the Creditor Protection Proceedings and, as a result, expected cash outlays relating to contract settlement and lease costs are subject to change. As well, we are not following our pre-Petition Date practices with respect to the payment of severance in jurisdictions under the Creditor Protection Proceedings.

Recoveries primarily result from lease repudiations and other liabilities relinquished due to the Creditor Protection Proceedings and severance related accruals released from pre-Petition Date restructuring plans and re-established under post–Petition Date cost reduction activities. For further details, refer to note 6 to the accompanying unaudited condensed consolidated financial statements.

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

Workforce Reduction Activities

For the three and six months ended June 30, 2012, approximately $2 and $6, respectively, of charges relating to the net workforce reduction of 41 and 92 positions, respectively, were incurred. As of June 30, 2012, our workforce reduction provision balances were approximately $144, which were classified as subject to compromise. As we continue to progress through the Creditor Protection Proceedings, we expect to incur charges and cash outlays related to workforce and other cost reduction strategies.

Other Cost Reduction Activities

For the three and six months ended June 30, 2012, our real estate cost reduction activities resulted in charges of $3 and $3, respectively. For the three and six months ended June 30, 2011 our real estate cost reduction charges were nil.

As of June 30, 2012, our real estate and other cost reduction balances were approximately $9, which are classified as liabilities subject to compromise. As of December 31, 2011, Nortel’s real estate and other cost reduction balances were approximately $6, which are classified as subject to compromise.

Other Operating Income — Net

The components of other operating income — net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Royalty license income—net	$—	$—	$—	$(1)
Billings under TSAs	—	(19)	—	(44)
Other—net	—	1	(1)	3

Other operating income—net	$—	$(18)	$(1)	$(42)

In the second quarter and first six months of 2012, other operating income — net was nil and $1, respectively.

In the second quarter and first six months of 2011, other operating income — net was $18 and $42, respectively, due primarily to billings related to TSAs.

Other Income (Expense) — Net

The components of other income (expense) — net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Rental income	$—	$1	$—	$2
Gain on sale and impairment of investments—net	—	1	—	1
Currency exchange gain (loss)—net	(8)	10	(14)	—
Other—net	—	(3)	(4)	(6)

Other income (expense)—net	$(8)	$9	$(18)	$(3)

In the second quarter of 2012, other income (expense) — net was an expense of $8, primarily comprised of a currency exchange loss of $8. In the second quarter of 2011, other income (expense) — net was income of $9, primarily due to a currency exchange gain of $10, partially offset by other – net of $3.

In the first six months of 2012, other income (expense) — net was an expense of $18, primarily comprised of a currency exchange loss of $14 and other—net of $4. In the first six months of 2011, other income (expense) — net was an expense of $3, primarily due to other – net of $6, partially offset by rental income of $2.

Interest Expense

We have continued to accrue for interest expense in our normal course of operations related to debt issued by NNC and NNL in Canada totaling $88 and $80 in the quarters ended June 30, 2012 and 2011, respectively and we will continue to do so until we obtain a claims determination order that adjudicates the claims. During the pendency of the Creditor Protection Proceedings, we generally have not made and do not expect to make payments to satisfy the interest obligations of the Debtors. We have continued to accrue interest on the $1,000 floating rate notes that matured on July 15, 2011 and on the $575 fixed rate convertible notes that matured on April 15, 2012, until we obtain a claims determination order that adjudicates the claims.

Reorganization Items — net

Reorganization items represent the net direct and incremental charges related to the Creditor Protection Proceedings such as revenues, expenses including professional fees directly related to the Creditor Protection Proceedings, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business. Reorganization items for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Professional fees (a)	$(10)	$(21)	$(21)	$(39)
Interest income (b)	3	3	7	6
Employee incentive plans (c)	(1)	(4)	(5)	(13)
Pension, post-retirement and post-employment plans (d)	—	—	—	14
Gain on divestitures—net (e)	9	37	87	55
Settlements (f)	(7)	—	(6)	—
Other (g)	—	(8)	—	(12)

Total reorganization items—net	$(6)	$7	$62	$11

(a)	Includes financial, legal, real estate and valuation services directly associated with the Creditor Protection Proceedings.
(b)	Reflects interest earned due to the preservation of cash as a result of the Creditor Protection Proceedings.
(c)	Relates to retention and incentive plans for certain key eligible employees deemed essential during the Creditor Protection Proceedings.
(d)	Includes amounts related to the settlement agreement with former and disabled Canadian employee representatives and the termination of the Nortel Networks Supplementary Executive Retirement Plan (SERP) defined benefit plan. See note 9 to the accompanying unaudited condensed consolidated financial statements for more information.
(e)	Relates to the gains on various divestitures, including escrow releases (net of direct and incremental costs). See note 2 to the accompanying unaudited condensed consolidated financial statements for further information.
(f)	Relates to adjustments to expected allowed claim amounts.
(g)	Includes other miscellaneous items directly related to the Creditor Protection Proceedings.

Income Tax Expense

During the six months ended June 30, 2012, we recorded a tax expense of $7 on loss from operations before income taxes of $180. The tax expense of $7 was comprised of $6 resulting from taxes on earnings in Asia, $1 of other taxes including withholding taxes, and $1 resulting from a provision for actual tax adjustments to the prior year balances, partially offset by decreases in uncertain tax positions of $1.

During the six months ended June 30, 2011, we recorded a tax expense of $1 on loss from operations before income taxes of $206. The tax expense of $1 was comprised of $3 resulting from taxes on earnings in Asia, offset by a recovery of $2 relating to changes in uncertain tax positions.

We continue to assess the valuation allowance recorded against our deferred tax assets on a quarterly and annual basis. The valuation allowance is in accordance with FASB ASC 740 “Income Taxes” (ASC 740), which requires us to establish a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of a company’s deferred tax assets will not be realized. Based on the available evidence, we have determined that a full valuation allowance continues to be necessary as of June 30, 2012 for all jurisdictions. For further information, see note 8 to the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Overview

As of June 30, 2012, our cash and cash equivalents balance was $668.

Our consolidated cash is held globally in various Nortel consolidated entities and joint ventures as follows, as of June 30, 2012: $167 in APAC, $265 in Canada, $41 in CALA, $145 in joint ventures (including GDNT), $45 in China and $5 in EMEA. These amounts exclude restricted cash of $7,643, comprised of $7,638 accounted for in Canadian entities and $5 in Asia. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received” for further information regarding restricted cash held in Canadian entities. Cash balances related to the EMEA Subsidiaries and the U.S. Subsidiaries are no longer included in our consolidated cash balance as a result of the previously reported changes to cost accounting.

As of June 30, 2012, approximately $7,803 in net proceeds has been generated and received through the completed sales of our businesses and remaining patents and patent applications. As of June 30, 2012, $7,323 of the divestiture proceeds received is being held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. An additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash. During the six months ended June 30, 2012, we received additional proceeds of $73 that had been held in escrow subject to the successful completion of performance obligations under the TSAs entered into in connection with the sale of substantially all of our CDMA business, LTE Access assets, and CVAS business, and our North American GSM business, all of which were recorded as gain on divestitures included in reorganization items – net. As of June 30, 2012, a further $24 in aggregate was expected to be received in connection with the sales completed to date, subject to the satisfaction of various conditions. Such amount, when received, will also be held in escrow until the final allocation of these proceeds as between various Nortel legal entities is ultimately determined. See “Executive Overview — Creditor Protection Proceedings — Divestiture Proceeds Received”.

Historically, we have deployed our cash throughout the corporate group, through a variety of intercompany borrowing and transfer pricing arrangements, which are largely no longer in effect. As a result of the Creditor Protection Proceedings, cash in the various jurisdictions is generally available to fund operations in that particular jurisdiction, but generally is not available to be freely transferred between jurisdictions, regions, or outside joint ventures, other than for normal course intercompany trade and pursuant to specific court-approved agreements as discussed below. Thus, there is pressure and reliance on cash balances in specific regions and jurisdictions.

We have established certain cash collateralized facilities in certain jurisdictions. Approximately $5 of cash collateral has been posted by Nortel in support of certain performance bonds and letter of credit facilities.

To enable certain Nortel subsidiaries (APAC Agreement Subsidiaries) in the APAC region to continue their respective business operations and to facilitate the business divestitures, the Debtors (other than the Israeli Debtors) entered into an Asia Restructuring Agreement (APAC Agreement). Under the APAC Agreement, the APAC Agreement Subsidiaries have paid a portion of the pre-petition intercompany debt to the Debtors (other than the Israeli Debtors). As of June 30, 2012, the Canadian Debtors, the U.S. Debtors and the EMEA Debtors have received to date approximately $37, $36 and $29, respectively, in aggregate in respect of the APAC Agreement. Further portions of the pre-petition intercompany debt continue to be repayable from time to time only to the extent of any such APAC Agreement Subsidiary’s net cash balance at the relevant time, and subject to certain reserves and provisions.

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

Our current cash management system and consolidated cash on hand to fund our operations is subject to ongoing review and approval by the Canadian Monitor and may be impacted by the Creditor Protection Proceedings. The U.S. Principal Officer and the U.K. Administrators oversee the cash management system in their respective jurisdictions and those amounts are not included in our consolidated balance sheet as of June 30, 2012. There is no assurance that (i) we will be able to maintain our current cash management system; (ii) we will generate sufficient cash to fund and wind down our operations; (iii) cash collateralized facilities in certain jurisdictions will be sufficient for our business needs or that we will not have to provide further cash collateral; or (iv) the Debtors will be able to access proceeds in a timely manner from the divestitures as allocation of proceeds from the divestitures of our businesses and assets remains unresolved.

Cash Flows

Our total consolidated cash and cash equivalents excluding restricted cash decreased by $83 during the six months ended June 30, 2012 to $668, primarily due to cash flows attributable to the net cash used in operations.

Our liquidity and capital resources are primarily impacted by: (i) current cash and cash equivalents, (ii) operating activities, (iii) investing activities, and (iv) foreign exchange rate changes. The following table summarizes our cash flows by activity and cash on hand as of June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	Change
Net loss attributable to NNC	$(194)	$(220)	$31
Adjustments to net loss and working capital changes	108	234	(131)

Net cash from (used) in operating activities	(86)	14	(100)
Net cash from (used in) investing activities	17	(44)	61
Net cash used in financing activities	(8)	—	(8)
Effect of foreign exchange rate changes on cash and cash equivalents	(6)	13	(19)

Net decrease in cash and cash equivalents	(83)	(17)	(66)
Cash and cash equivalents at beginning of period	751	807	(56)

Cash and cash equivalents at end of period	$668	$790	$(122)

Operating Activities

In the first six months of 2012, our net cash used in operating activities of $86 resulted from $54 from non-cash items and net loss attributable to NNC of $194, partially offset by changes in operating assets and liabilities of $162. Net cash from changes in operating assets and liabilities was mainly due to the decrease in accounts receivable of $15, change in payroll, contractual and accrued liabilities of $164 and increase in income taxes payable of $15, partially offset by the decrease in accounts payable of $27 and the change in other operating assets and liabilities of $5. The primary non-cash items were $88 in reorganization items under ASC 852, partially offset by pension and other accruals of $22, amortization and depreciation of $4, and income attributable to non-controlling interests of $7.

In the first six months of 2011, our net cash from operating activities of $14 resulted from changes in operating assets and liabilities of $266, partially offset by net loss attributable to NNC of $220 and non-cash items of $32. The net cash from changes in operating assets and liabilities was mainly due to the reduction of accounts receivable of $44, changes in deferred cost of $4, the change in payroll, accrued and contractual liabilities of $226, and the change in other operating assets and liabilities of $28, partially offset by the change in deferred revenues of $9, the decrease in accounts payable of $24, and the change in advanced billings of $2. The primary additions to our net loss for non-cash items were pension and other accruals of $28, amortization and depreciation of $20, income attributable to non-controlling interests of $13, more than offset by reorganization items under ASC 852 of $60 and other net of $33.

Investing Activities

In the first six months of 2012, net cash from investing activities was $17 primarily due to proceeds related to sale of businesses and assets of $88, which were reclassified to restricted cash and cash equivalents resulting in an increase in restricted cash and cash equivalents. The increase in restricted cash and cash equivalents related to proceeds was partially offset by decreases in restricted cash and cash equivalents of $17 primarily related to distributions from the Canadian Health and Welfare Trust.

In the first six months of 2011, net cash used in investing activities was $44 primarily due to an increase in restricted cash and cash equivalents of $151, partially offset by proceeds related to sale of businesses and assets of $107.

Financing Activities

In the first six months of 2012, cash used in financing activities was $8, primarily due to dividends paid by subsidiaries to non-controlling interests.

In the first six months of 2011, cash used in financing activities was nil.

Other Items

In the first six months of 2012, our cash position was negatively impacted by $6 due to the unfavorable effects of changes in foreign exchange rates primarily from movements of the Canadian Dollar, Indian Rupee and Chinese Yuan against the U.S. Dollar.

In the first six months of 2011, our cash position was positively impacted by $13 due to the favorable effects of changes in foreign exchange rates.

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

Our cash requirements, excluding distributions from restricted cash which may occur from time to time, for the 12 months commencing July 1, 2012 are primarily expected to consist of funding for operations and the following items:

•	professional fees in connection with the Creditor Protection Proceedings of approximately $60; and

•	costs related to workforce reductions and real estate actions totaling approximately $1.

Professional fees are based on best estimates but are subject to uncertainties related to the length and complexity of the mediation and Creditor Protection Proceedings described in the “Executive Overview – Creditor Protection Proceedings – Divestiture Proceeds Received” section of this report.

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

The following table provides information related to these types of bonds as of:

	June 30, 2012	December 31, 2011
Bid and performance-related bonds (a)	$—	$3
Other bonds (b)	—	—

Total bid, performance-related and other bonds	$—	$3

(a)	Net of restricted cash and cash equivalent amounts of $5 and $6 as of June 30, 2012 and December 31, 2011, respectively.
(b)	Net of restricted cash and cash equivalent amounts of nil and $1 as of June 30, 2012 and December 31, 2011, respectively.

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

Creditor Protection Proceedings

Of the $7,803 in proceeds received from divestitures of businesses and remaining patents and patent applications as of June 30, 2012, $7,323 is being held in escrow and an additional $229, reflecting proceeds from the sale of LGN, is included in restricted cash, all of which is currently reported in NNL solely for financial reporting purposes. The ultimate determination of the final allocation of such proceeds among the various Nortel legal entities, including entities that are not consolidated in these financial statements, has not yet occurred and may be materially different from the NNL classification and related amounts shown in these financial statements. Adjustments to the NNL classification and any related amounts arising from the ultimate allocation will be recognized when finalized. The NNL classification and related amounts shown in these financial statements are not determinative of, and have not been accepted by any Debtor estate, any party in interest in the Creditor Protection Proceedings or any court overseeing such proceedings, for purposes of deciding the final allocation of divestiture proceeds.

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

Outstanding Share Data

As of August  3, 2012, we had 498,206,366 NNC common shares outstanding.

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

Actual results or events could differ materially from those contemplated in forward-looking statements as a result of the following: (i) risks and uncertainties relating to the Creditor Protection Proceedings including: (a) risks associated with our ability to: obtain required approvals and successfully consummate remaining divestitures; successfully conclude ongoing discussions for the sale of our remaining assets; develop, obtain required approvals for, and implement a court-approved plan; allocation of the sale proceeds of our businesses and assets among the various Nortel entities participating in these sales may take considerable time to resolve; resolve ongoing issues with creditors and other third parties whose interests may differ from ours; maintain adequate cash on hand in each of our jurisdictions to fund our remaining work within the jurisdiction during the Creditor Protection Proceedings; obtain any further required approvals from the Canadian Monitor, the U.K. Administrators, the U.S. Principal Officer, the U.S. Creditors’ Committee, or other third parties; utilize net operating loss carryforwards and certain other tax attributes in the future; avoid the substantive consolidation of NNI’s assets and liabilities with those of one or more other U.S. Debtors; operate effectively, and in consultation with the Canadian Monitor, the Canadian creditors’ committee, the U.S. Creditors’ Committee, the U.S. Principal Officer, work effectively with the U.K. Administrators, and French Liquidator in their respective administration of the EMEA businesses subject to the Creditor Protection Proceedings; continue as a going concern; actively and adequately communicate on and respond to events, media and rumors associated with the Creditor Protection Proceedings; retain and incentivize key employees; obtain court orders or approvals with respect to motions filed from time to time; resolve claims made against us in connection with the Creditor Protection Proceedings for amounts not exceeding our recorded liabilities subject to compromise; prevent third parties from obtaining court orders or approvals that are contrary to our interests; and (b) risks and uncertainties associated with: limitations on actions against any Debtor during the Creditor Protection Proceedings; the values, if any, that will be ascribed pursuant to any court-approved plan to outstanding Nortel securities and, in particular, that we do not expect that any value will be prescribed to the NNC common shares or the NNL preferred shares in any such plan; the delisting of NNC common shares from the NYSE; the delisting of NNC common shares and NNL preferred shares from the TSX and; any cease trade orders that are expected to be issued by the Canadian Securities Administrators to prohibit trading in securities of NNC and NNL following the third quarter filing deadlines applicable to NNC and NNL’s quarterly reporting obligations under Canadian securities laws; and (ii) risks and uncertainties relating to our remaining restructuring work including: fluctuations in foreign currency exchange rates; the sufficiency of workforce and cost reduction initiatives; any adverse legal judgments, fines, penalties or settlements related to any significant pending or future litigation actions; failure to maintain integrity of our information systems; and our potential inability to maintain an effective risk management strategy. For additional information with respect to certain of these and other factors, see the “Risk Factors” section of this report. Unless otherwise required by applicable securities laws, we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 4.	Controls and Procedures

Capitalized terms used in this Item 4 of Part I and not otherwise defined, have the meaning set forth for such terms in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

Management Conclusions Concerning Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including the Chief Financial Officer (CFO) Allan Bifield, pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act), of the effectiveness of our disclosure controls and procedures as at June 30, 2012. Based on this evaluation, management, including the CFO, have concluded that our disclosure controls and procedures as at June 30, 2012 were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

On January 14, 2009, we commenced the Creditor Protection Proceedings and adopted ASC 852. In connection with these events, during the first quarter of 2009, we introduced processes to: (1) determine the Debtor’s pre- and post-petition liabilities and identify those liabilities subject to compromise; (2) assess certain claims received from creditors; and (3) determine the proper accounting treatment required for contracts, liabilities and operating expenses, including restructuring activities and reorganization expenses during the pendency of the Creditor Protection Proceedings. Complexities exist in introducing such processes given the multiple-jurisdiction element of our Creditor Protection Proceedings. From 2009 through 2011, we completed the sale of all of our business as well as the sale of our remaining patents and patent applications and streamlined our business infrastructure and implemented processes to separate and track financial performance in connection with our transition services obligations associated with these divestitures. These changes materially affected our internal control over financial reporting throughout 2009, 2010, 2011 and the first half of 2012. In the fourth quarter of 2011, we continued to streamline our business infrastructure mainly in response to the substantial completion of the TSA obligations. In the first quarter and second quarter of 2012, respectively, we implemented a new financial reporting system and replaced our human resources system with an applications database, both tailored to meet the simplified needs of our current business and modified our processes, where needed, to ensure appropriate internal controls over our financial reporting continue to exist. Management continues to take actions necessary to address the resources, processes and controls related to these changes, and to take any remaining actions pertaining to the realignment of certain work between the Canadian Debtors and U.S. Debtors as part of the separation of various corporate functions, while maintaining effective control over financial reporting.

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

Environmental Matters

Under the CCAA Proceedings, the Canadian Debtors have filed a motion for an order authorizing and directing the Canadian Debtors to cease performing any environmental remediation at or in relation to five sites (Belleville, Brampton, Brockville, Kingston and London, Ontario), and that any claims in relation to such environmental remediation be subject to the court approved claims process under the CCAA Proceedings. We brought the motion to disclaim any further obligation for such properties that are no longer owned or used by us and that we and our creditors derive no benefit from any further remediation. Subsequent to the filing of the motion, we entered into a transition agreement regarding the Brampton site that facilitated a gradual cessation of our environmental risk related tasks at that site, which tasks have now been completed. The Ministry of the Environment (the MOE) made remediation orders with respect to the four other sites. The motion was heard in September 2011 in the Canadian Court, wherein the Canadian Debtors sought advice and direction that the MOE remediation orders were in breach of the CCAA stay. The MOE did not seek to enforce the remediation orders while the Canadian Court’s decision was outstanding and we continued to undertake environmental risk assessments and remediation related tasks at those sites. On March 9, 2012, the Canadian Court issued an order granting Nortel its motion, in particular agreeing that the MOE remediation orders are stayed under the CCAA Proceedings and authorizing us to cease performing any remediation activities at or in relation to the five sites, and releasing us from all contractual obligations to carry out remediation requirements at such sites. The order further stipulates that any claims in relation to any current or future remediation requirements by the MOE against us or our current or former directors or officers are subject to resolution and determination in accordance with the claims procedure and claims resolution orders approved by the Canadian Court on July 30, 2009 and September 16, 2010, respectively. We have given notice that, pursuant to the order, we are ceasing continued remediation activities. On March 23, 2012, Her Majesty the Queen in right of Ontario as represented by the MOE served a notice of motion for leave to appeal the March 9, 2012 Canadian Court order, which leave was granted on June 22, 2012. On July 3, 2012, the MOE served its notice of appeal, which appeal is still pending and no hearing date has yet been set.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” section in our 2011 Annual Report which could materially affect our business, results of operations, financial condition or liquidity. The risks described in our 2011 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and liquidity. Apart from the risk described below, the risks described in our 2011 Annual Report have not materially changed.

NNC and NNL will no longer be able to comply with their periodic reporting requirements; cease trade orders expected

The Canadian Monitor, after taking into account several factors arising from the advanced stage of the CCAA proceedings, has determined that the expense and resources required to comply with NNC and NNL’s quarterly and annual public reporting requirements can no longer be justified from the standpoint of the best interest of their creditors. Consequently, NNC and NNL will no longer be able to comply with their periodic reporting requirements and will discontinue preparing and filing quarterly and annual financial statements and all other periodic disclosure documents under applicable Canadian and U.S. securities laws effective as of the filing deadlines for their third quarter reporting obligations, being November 14, 2012 in the United States and November 29, 2012 in Canada.

Generally, when an issuer ceases to file its periodic disclosure documents in circumstances such as NNC and NNL’s, the Canadian Securities Administrators will issue orders prohibiting trading in securities of the relevant issuer effective from and after the filing deadline under Canadian securities laws (so-called cease trade orders). NNC and NNL will be making submissions to the Canadian Securities Administrators that cease trade orders expected to be issued in respect of the securities of NNC and NNL include certain permitted trading exceptions. However, there can be no assurance that the regulatory authorities will make such orders on the terms requested by NNC and NNL and, in particular, permit any trading exceptions.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Global Class Action Settlement: We entered into agreements to settle two significant U.S. and all but one Canadian class action lawsuits, collectively the Global Class Action Settlement, which became effective on March 20, 2007 following approval of the agreements by the appropriate courts. In accordance with the terms of the Global Class Action Settlement, a total of 62,866,775 NNC common shares were to be issued. During the three-month period ended June 30, 2012, no NNC common shares were issued in accordance with the settlement. Almost all of the NNC common shares issuable in accordance with the settlement have been distributed to claimants and plaintiffs’ counsel, most of them in the second quarter of 2008. The issuance of the 62,866,775 NNC common shares is exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

Exhibit No.	Description

10.1	4th Estate Allocation Settlement Agreement among certain Nortel entities including Nortel Networks Corporation, Nortel Networks Limited, Nortel Networks Inc., Nortel Networks UK Limited (in administration), Nortel Networks S.A. and certain Nortel entities in the Asia Pacific and Caribbean and Latin America regions dated June 19, 2012.

31	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Senior Vice President, Corporate Services and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase*

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTEL NETWORKS CORPORATION

(Registrant)

Chief Financial Officer	Chief Accounting Officer

/s/ ALLAN BIFIELD	/S/ CLARKE GLASPELL
Allan Bifield Senior Vice-President, Corporate Services and Chief Financial Officer	Clarke Glaspell Controller

Date: August 9, 2012